Form 10-Q
period 1999-04-30
ALLOY ONLINE INC
filed 1999-06-14
CIK 1080359

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                         Commission file number: 0-26023

                               ALLOY ONLINE, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    04-3310676
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

                 115 West 30th Street, #201, New York, NY 10001
                    (Address of Principal Executive Offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (212) 244-4307


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 31, 1999, the registrant had 14,231,774 shares of common stock, $.01 par value per share, outstanding. All share numbers referenced in this quarterly report reflect a 1.128-for-1 stock split of all outstanding shares of Common Stock effected by the Company on May 13, 1999.

                               ALLOY ONLINE, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

   Item 1. Financial Statements

           Balance Sheets, April 30, 1999 (unaudited) and January 31, 1999...  3

           Statements of Operations, Three Months Ended April 30, 1999
             (unaudited) and April 30, 1998 (unaudited)......................  4

           Statements of Cash Flows, Three Months Ended April 30,
             1999 (unaudited) and April 30, 1998 (unaudited).................  5

           Notes to Financial Statements (unaudited).........................  6

   Item 2. Management's Discussion and Analysis of Financial Condition.......
             and Results of Operations.......................................  9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 15

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings................................................. 16

   Item 2. Changes in Securities and Use of Proceeds......................... 16

   Item 3  Defaults Upon Senior Securities................................... 16

   Item 4. Submission of Matters to a Vote of Security Holders............... 16

   Item 5. Other Information................................................. 17

   Item 6. Exhibits and Reports on Form 8-K.................................. 17

SIGNATURES................................................................... 18

EXHIBIT INDEX................................................................ 19

EXHIBIT 27 - Financial Data Schedule......................................... 20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               ALLOY ONLINE, INC.

                                 Balance Sheets

                                     ASSETS

                                                  January 31,         April 30,
                                                     1999               1999
                                                  -----------       -----------
CURRENT ASSETS:                                    (Audited)         (Unaudited)
 Cash and cash equivalents (includes
   restricted cash of $182,000 and
   $176,000 at January 31, 1999 and
   April 30, 1999, respectively)                  $ 2,983,283       $ 3,994,817
 Accounts receivable, net                             145,476           141,722
 Stock subscription receivable                      2,500,000                --
 Inventories, net                                     810,354           614,418
 Other current assets                                 458,687           788,283
                                                  -----------       -----------

      TOTAL CURRENT ASSETS                          6,897,800         5,539,240

Property and equipment, net                           178,017           305,075
Deferred financing costs, net                         125,851           112,367

Deferred registration costs                                --           377,015
Other assets                                          205,387           447,784
                                                  -----------       -----------

      TOTAL ASSETS                                $ 7,407,055       $ 6,781,481
                                                  ===========       ===========


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses            $ 1,558,477       $ 2,843,526

 Current portion of capital lease
   obligation                                          73,178            80,863
                                                  -----------       -----------

      TOTAL CURRENT LIABILITIES                     1,631,655         2,924,389

Promissory notes, net of unamortized
  discount                                          3,945,122         4,062,637
Capital lease obligation, less current
  portion                                              40,218            24,558

Series A Convertible redeemable preferred
  stock; $.01 par value; 1,678,286 shares
  authorized; 1,487,843 shares issued and
  outstanding                                       4,836,387         4,844,246
                                                  -----------       -----------

STOCKHOLDERS' (DEFICIT) EQUITY:
 Common Stock; $.01 par value; 11,500,000
   shares authorized; 8,479,727 and
   8,842,208 shares issued and
   outstanding, respectively                           84,797            88,422
 Additional paid-in capital                         5,441,012         6,194,422
 Accumulated deficit                               (8,347,241)      (10,649,022)
 Deferred compensation                               (224,895)         (708,171)
                                                  -----------       -----------

      TOTAL STOCKHOLDERS' (DEFICIT) EQUITY         (3,046,327)       (5,074,349)
                                                  -----------       -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      (DEFICIT) EQUITY                            $ 7,407,055       $ 6,781,481
                                                  ===========       ===========


The accompanying notes are an integral part of these financial statements

                               ALLOY ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the three months
                                                         ended April 30,
                                                     1998               1999
                                                  -----------       -----------

NET MERCHANDISE REVENUES                          $ 1,352,390       $ 2,391,477

SPONSORSHIP AND OTHER REVENUES                          1,037           162,791
                                                  -----------       -----------

TOTAL REVENUES                                      1,353,427         2,554,268

COST OF GOODS SOLD                                    905,824         1,248,857
                                                  -----------       -----------

GROSS PROFIT                                          447,603         1,305,411
                                                  -----------       -----------

OPERATING EXPENSES:
 Selling and marketing                              1,517,655         2,610,052
 General and administrative                           264,781           918,848
                                                  -----------       -----------

TOTAL OPERATING EXPENSES                            1,782,436         3,528,900
                                                  -----------       -----------

LOSS FROM OPERATIONS                               (1,334,833)       (2,223,489)

INTEREST INCOME (EXPENSE), NET                         22,067           (78,292)
                                                  -----------       -----------

NET LOSS                                          $(1,312,766)      $(2,301,781)
                                                  ===========       ===========

NET LOSS PER COMMON SHARE: (NOTE 4)
      Basic                                       $      (.15)      $      (.27)
                                                  ===========       ===========
      Diluted                                     $      (.15)      $      (.26)
                                                  ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                         8,479,727         8,711,878
                                                  ===========       ===========
      Diluted                                       8,953,880         8,953,880
                                                  ===========       ===========


The accompanying notes are an integral part of these financial statements

                               ALLOY ONLINE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                      For the three months
                                                         ended April 30
                                                     1998               1999
                                                  -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $(1,312,766)      $(2,301,781)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                       2,083            27,565
    Amortization of deferred financing costs               --            31,944
    Compensation charge for issuance of options        45,000           284,095
    Accrued interest on promissory notes                   --           102,201

 Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                (4,177)            3,754
    Inventories, net                                 (344,344)          195,936
    Other current assets                             (403,950)         (329,596)
    Other assets                                     (108,336)           (5,926)
   Increase in:
    Accounts payable and accrued expenses             756,605         1,285,048
                                                  -----------       -----------

    Net cash used in operating activities          (1,369,885)         (706,760)
                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (12,019)         (135,062)
 Purchase of domain name and mailing list                  --          (250,000)
                                                  -----------       -----------

Net cash used in investing activities                 (12,019)         (385,062)
                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred registration costs                               --          (377,015)
 Net proceeds from stock subscription
   receivable                                              --         2,496,964
 Payments of capital lease obligation                  (7,552)          (16,593)
                                                  -----------       -----------

Net cash provided by financing activities              (7,552)        2,103,356
                                                  -----------       -----------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                              (1,389,456)        1,011,534

CASH AND CASH EQUIVALENTS, beginning of period      2,320,548         2,983,283
                                                  -----------       -----------

CASH AND CASH EQUIVALENTS, end of period          $   931,092       $ 3,994,817
                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITY:

 Purchase of computer equipment under
   capital lease                                  $   107,253       $     6,033
                                                  ===========       ===========
 Exercise of stock options                                 --             3,625
                                                  ===========       ===========
 Deferred compensation                                     --       $   767,371
                                                  ===========       ===========


The accompanying notes are an integral part of these financial statements

                               ALLOY ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.      FINANCIAL STATEMENT PRESENTATION

        The accompanying financial statements have been prepared by Alloy Online, Inc. ("Alloy"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1999 and for all periods presented have been made. The results of operations for the period ended April 30, 1999 are not necessarily indicative of the operating results for a full year.

        Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements and notes be read in conjunction with the financial statements and notes related to the Company's fiscal year ended January 31, 1999 included in Alloy's Registration Statement on Form S-1 (Registration No. 333-74159) declared effective by the Securities and Exchange Commission on May 13, 1999.

2.      BUSINESS

        Alloy was incorporated in the State of Delaware on January 22, 1996 and is a leading Web site serving the unique interests and tastes of the high growth Generation Y (10 to 24 year olds) marketplace. Through our Web site, www.alloy.com, Generation Y boys and girls can interact, share information, explore compelling and relevant content and shop. Through our Web site and our Alloy direct mail catalog, we offer Generation Y boys and girls a variety of merchandise, including boys and girls apparel, accessories, footwear, music, cosmetics and magazine subscriptions.

 3.     STOCK OPTIONS

        In the three month period ended April 30, 1999, options to purchase 84,600 shares of common stock were granted to three employees of Alloy. These options will become exercisable over a period from two months to four years from the date of grant. The exercise price of each option was $0.60 per share.

        The total compensatory cost associated with the granting of these options is $767,000, as calculated pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Of this amount, $270,000 has been recognized as compensation expense during the three months ended April 30, 1999, in accordance with the vesting provisions of these options. The remaining $497,000 has been included in deferred compensation and will be charged to expense in accordance with the vesting provisions of these options as the employee services are performed.

        Additionally, options to purchase 362,481 shares of Alloy's common stock were exercised during the three months ended April 30, 1999. These options had a weighted average exercise price of $.67 per share.

                               ALLOY ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS


4.      NET LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share:

                                                        THREE MONTHS ENDED
                                                            APRIL 30,
                                                     -----------------------
                                                     1998               1999
                                                     ----               ----

        Numerator:
             Net loss                            $ (1,312,766)      $(2,301,781)
             Accretion of preferred stock                  --           (10,895)
                                                 ------------       -----------

             Net loss available to common
              stockholders                       $ (1,312,766)      $(2,312,676)

        Denominator:
             Basic weighted average shares
              outstanding                           8,479,727         8,711,878
             Nominal issuances of stock
              options                                 474,153           242,002
                                                 ------------       -----------

             Diluted weighted average shares
              outstanding                           8,953,880         8,953,880
                                                 ============       ===========

        Basic net loss per share                 $       (.15)      $      (.27)
                                                 ============       ===========

        Diluted net loss per share               $       (.15)      $      (.26)
                                                 ============       ===========


        Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share" in the above calculations. Basic and diluted loss per share is also computed pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 requires that all equity instruments issued at nominal prices prior to the effective date of an initial public offering be included in the calculation of basic and diluted loss per share as if they were outstanding for all periods presented whether or not the impact is dilutive. Accordingly, the impact of the 84,600 options to purchase Alloy's common stock granted during the three months ended April 30, 1999 has been included in the computation for all periods presented.

        The Series A Convertible Redeemable Preferred Stock that is convertible into 1,678,286 shares of Alloy's common stock, as well as 517,261 warrants to purchase Alloy's common stock have been excluded from the above calculations as the impact of their inclusion would be anti-dilutive.

5.      INITIAL PUBLIC OFFERING

        During March 1999, the Board of Directors authorized Alloy to file a registration statement with the Securities and Exchange Commission for an initial public offering of shares of its common stock (the "Offering"). Additionally, in April 1999, Alloy's stock option plan was amended to reserve up to 4,000,000 shares of Common Stock for issuance under the plan, upon and subject to the consummation of the Offering.

                               ALLOY ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

        In April 1999, Alloy restated its Certificate of Incorporation such that, subject to the consummation of the Offering, it will have the authority to issue an aggregate of 55,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. In May 1999, Alloy effected a 1.128-for-1 common stock split. All references to common shares and per common share, except for references to authorized common shares, in the financial statements have been restated to give effect to the common stock split discussed herein.

        In May 1999, Alloy issued 3,700,000 shares of its common stock and received approximately $50.2 million in proceeds, net of underwriting discounts and expenses, upon the successful completion of the Offering. Upon the consummation of the Offering, the Series A Convertible Redeemable Preferred Stock was converted into 1,678,286 shares of common stock. After the closing of the Offering on May 19, 1999, Alloy repaid in full principal and accrued interest totaling $4,212,000 on outstanding promissory notes issued in May 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Alloy Online is a leading Web site serving the unique interests and tastes of Generation Y. Through our Web site, www.alloy.com, Generation Y boys and girls can interact, share information, explore compelling and relevant content and shop. Through our Web site and our Alloy direct mail catalog, we offer Generation Y boys and girls a variety of merchandise, including boys and girls apparel, accessories, footwear, music, cosmetics and magazine subscriptions.

        Our revenues consist of merchandise revenues and sponsorship and other revenues. We generate merchandise revenues through both our catalog and our Web site. We generate sponsorship and other revenues primarily through the sale of sponsorships, banner advertisements, co-marketing programs and other revenue sharing arrangements on our Web site and in our catalog. Revenues from sales of merchandise are recognized at the time products are shipped to customers. Revenues from sponsorships, advertising and other arrangements are recognized during the period in which the sponsorship or advertisement is displayed, provided that no significant performance obligations remain and the collection of the related receivable is probable. Revenues from sales of Internet advertisements are recognized net of commissions paid to advertising sales firms and to technology and content providers.

        We were incorporated in January 1996, launched our Web site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues have been generated through merchandise sales. Sponsorship and other revenues have not been material, but we expect these revenues to increase in future periods as a result of our plan to increase visitors to our Web site and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our initial public offering (the "Offering") and received approximately $50.2 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to the Offering.

        We incurred net losses of approximately $118,000 for the fiscal year ended January 31, 1997, $1.9 million for the fiscal year ended January 31, 1998, $6.4 million for the fiscal year ended January 31, 1999 and $2.3 million for the fiscal quarter ended April 30, 1999. The net losses resulted primarily from the costs associated with developing our Web site and database of Generation Y boys and girls, attracting users to our Web site and establishing the Alloy brand. Because of our plans to invest heavily in marketing and promotion, to hire additional employees and to develop our Web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustained in future periods.

RESULTS OF OPERATIONS

        The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues. Any trends reflected by the following table may not be indicative of future results.

                                             THREE MONTHS ENDED APRIL 30,
                                             ----------------------------
                                                   1998       1999
                                                   ----       ----

Net merchandise revenues                           99.9%      93.6%
Sponsorship and other revenues                      0.1        6.4
                                                  -----      -----
  Total revenues                                  100.0      100.0
Cost of goods sold                                 66.9       48.9
                                                  -----      -----
Gross profit                                       33.1       51.1
Operating expenses:
  Selling and marketing                           112.1      102.1
  General and administrative                       19.6       36.0
                                                  -----      -----
  Total operating expenses                        131.7      138.1
                                                  -----      -----
Loss from operations                              (98.6)     (87.0)
Interest income (expense), net                      1.6       (3.1)
                                                  -----      -----
Net loss                                          (97.0)%    (90.1)%
                                                  =====      =====

COMPARISON OF THREE MONTHS ENDED APRIL 30, 1998 AND 1999

        Revenues

        Merchandise Revenues. Net merchandise revenues increased 76.8% from $1.4 million in the three months ended April 30, 1998 to $2.4 million in the three months ended April 30, 1999. The increase in merchandise sales in the three months ended April 30, 1999 was due primarily to the significant increase in orders driven by our expanded database of Generation Y buyers and prospects to which we marketed in the quarter.

        Sponsorship and Other Revenues. Sponsorship and other revenues amounted to $163,000 in the three months ended April 30, 1999 as compared to immaterial revenues in the three months ended April 30, 1998. Programs to take advantage of the increased number of visitors to our Web site and our introduction of new online services did not begin generating material revenue until the third quarter of fiscal 1998.

        Cost of Goods Sold

        Cost of goods sold consists of the cost of the merchandise sold by Alloy plus the freight cost to deliver the merchandise to the warehouse. Our cost of goods sold increased 37.9% from $906,000 in the three months ended April 30, 1998 to $1.2 million in the three months ended April 30, 1999. The increase in cost of goods sold was due primarily to the increase in product sales volume. Alloy's gross profit as a percentage of total revenues increased from 33.1% in the three months ended April 30, 1998 to 51.1% in the three months ended April 30, 1999 due to strong retail demand for our merchandise offerings, tight inventory control and growing high margin sponsorship and other revenues.

        Operating Expenses

        Selling and Marketing. Selling and marketing expenses consist primarily of Alloy catalog production and mailing costs; our call center and fulfillment operations expenses; salaries of our sales and marketing personnel; marketing costs; and expenses related to the development, maintenance and marketing of our Web site. These expenses increased 72.0% from $1.5 million in the three months ended April 30, 1998 to $2.6 million in the three months ended April 30, 1999 due to the increased costs incurred in marketing to our expanded database, increased Web site promotion and development, and the hiring of selling and marketing staff which included a $117,000 non-cash charge in the three months ending April 30, 1999 related to issued stock options. As a percentage of total revenues, our selling and marketing expenses declined from 112.1% in three months ended April 30, 1998 to 102.1% in the three months ended April 30, 1999. Improved efficiencies in our fulfillment operations due to our renegotiated fulfillment services contract and the increased percentage of orders and catalog requests coming through our Web site offset increased expenditures on Internet advertising programs and sales and marketing personnel.

        We expect selling and marketing expenses to increase significantly in future periods. These increases will be principally related to hiring additional sales and marketing personnel and increased spending on advertising in a variety of media to increase brand awareness, attract additional visitors to our Web site and grow online merchandise sales. There can be no assurance that these increased expenditures will result in increased visitors to our Web site or additional sales.

        General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 247.0% from $265,000 in the three months ended April 30, 1998 to $919,000 in the three months ended April 30, 1999. As a percentage of total revenues, our general and administrative expenses increased from 19.6% in the three months ended April 30, 1998 to 36.0% in the three months ended April 30, 1999. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred in anticipation of becoming a public company, such as professional fees and public relations costs. Compensation expense for the three months ending April 30, 1999 included a $167,000 non-cash charge related to issued stock options. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

        Loss from Operations

        As described above, we have invested heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to our Web site and increase the number of our employees to support a growing operation. For the foregoing reasons, our loss from operations increased from $1.3 million in the three months ending April 30, 1998 to $2.2 million in the three months ending April 30, 1999.

        Interest (Expense) Income, Net

        Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest income of $22,000 in the three months ending April 30, 1998 due to our cash balances resulting from previous common stock offerings. In the three months ending April 30, 1999, we incurred net interest expense of $78,000 due to the interest expense resulting from our issuance of promissory notes in May 1998, which exceeded our interest earned on cash balances held.


LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. Through April 30, 1999, we received approximately $13 million in net proceeds from the sale of common stock, convertible preferred stock and promissory notes. At April 30, 1999, we had approximately $4.0 million in cash and cash equivalents. In May 1999, we raised approximately $50.2 million in net proceeds upon the closing of the Offering. Our principal commitments at April 30 consisted of accounts payable and obligations under our promissory notes and our capital and operating leases.

        We manage our working capital position to increase liquidity and reduce risk. All merchandise sales are made against an authorized credit card or check. We manage our merchandise inventory with a view to fast re-order flexibility with our vendors. This approach allows us to reduce the amount of inventory on hand and limit our exposure to overstock positions.

        Net cash used in operating activities was $1.4 million in the three months ended April 30, 1998 and $707,000 in the three months ended April 30, 1999. The principal use of cash in both periods was to fund our losses from operations.

        Cash used in investing activities has consisted of capital expenditures for computers, office furniture and equipment and the acquisition of certain intangible assets. Reflecting the increased pace of business growth and Web site traffic, our capital expenditures rose from $12,000 in the three months ended April 30, 1998 to $135,000 in the three months ended April 30, 1999. In the three months ended April 30, 1999 we also acquired a Web site domain name and a customer mailing list in separate transactions for a total of $250,000.

        Net cash provided by financing activities was insignificant in the three months ended April 30, 1998 as we did not raise outside capital during this period. In the three months ended April 30, 1999, we received the second $2.5 million cash installment from the sale of our Series A Convertible Preferred Stock to Brand Equity Ventures, and we incurred approximately $377,000 of costs associated with our initial public offering.

        Upon the consummation of the Offering in May 1999, all outstanding Series A Convertible Redeemable Preferred Stock was converted into 1,678,286 shares of common stock. After the closing of the Offering on May 19, 1999, the principal and accrued interest of $4.2 million on our promissory notes issued in May 1998 was repaid.

        We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that in light of the Offering which raised net proceeds of $50.2 million in May 1999, our existing working capital and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least the fiscal year ending January 31, 2001. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

IMPACT OF THE YEAR 2000

        Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

        State of Readiness. The four third-party vendors upon whom we materially rely are Harrison Fulfillment Services, our fulfillment services and call center provider, OneSoft Corporation, which maintains our Web site and provides our connection to the Internet, Quad/Graphics, Inc., our commercial printer and the United States Postal Service, our mail carrier. We have sought confirmation from these four vendors that their systems are Year 2000 compliant. Harrison Fulfillment Services has informed us that it is in the process of migrating our fulfillment operations to a Year 2000-compliant system and that this will be completed by July 1999. OneSoft has informed us that its systems are Year 2000 compliant. We have reviewed Year 2000 readiness disclosure statements prepared by Quad/Graphics and the U.S. Postal Service. According to the Year 2000 readiness disclosure statement provided by the U.S. Postal Service on its Web site, as of April 30, 1999, 95% of the U.S. Postal Service's mission-critical systems were reported to be remediated. As of the first quarter of 1999, Quad/Graphics reports in its Year 2000 readiness statement that it has completed a full Year 2000 imaging system test on live work with no failures. Quad/Graphics also reports that ongoing live Year 2000 tests of the press systems have not yet produced any failures. We believe, from information provided in the Year 2000 disclosures, that both the U.S. Postal Service and Quad/Graphics will be Year 2000 compliant by September 1999.

        We do not expect to experience any material adverse effects on our business, financial condition or results of operations from any other vendor, distributor or supplier who may experience Year 2000 problems.

        We have completed an internal assessment of all material information technology and non-information technology systems at our headquarters, including our accounting software, our network server and related software, our personal computers and related software and our telephone system. We believe that all of these systems either are or will be made Year 2000 compliant by September 1999. The majority of our material information technology and non-information technology systems are PC-based, and therefore, are currently Year 2000 compliant. We are not currently aware of any Year 2000 problems relating to these systems which would have a material adverse effect on our business, financial condition or results of operations. Any systems discovered to be non-compliant will be made Year 2000 compliant through normal upgrades of our software or hardware, or, when necessary, replacement of our software or hardware.

        Costs. To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the upgrades or replacements, when necessary, of software or hardware, as well as costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. These expenses are included in our capital expenditures budget and are not expected to be material to our financial position or results of operations. These expenses, however, if higher than anticipated, could have a material and adverse effect on our business, results of operations and financial condition.

        Risks. There can be no assurance that we will not discover Year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the fulfillment and operational facilities that support our business, or our Web-hosting facilities, are not Year 2000 compliant, we may be unable to deliver goods or services to our customers and portions of our Web site may become unavailable. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

        In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our users, decrease the use of the Internet or prevent users from accessing our services, any of which would have a material and adverse effect on our business, results of operations and financial condition.

        Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and do not currently have a contingency plan to deal with the worst case scenario that might occur if technologies on which we depend are not Year 2000 compliant and fail to operate effectively after the Year 2000. The results of our Year 2000 compliance evaluation and the responses received from distributors, suppliers and other third parties with which we conduct business will be taken into account in determining the need for and nature and extent of any contingency plans.

        If our present efforts to address the Year 2000 compliance issues discussed above are not successful, or if distributors, suppliers and other third parties with which we conduct business do not successfully address such issues, our users could seek alternate suppliers of our products and services. Any material Year 2000 problem could require us to incur significant unanticipated expenses to remedy and could divert our management's time and attention, either of which could have a material and adverse effect on our business, operating results and financial condition.

FORWARD LOOKING STATEMENTS

         This report may contain forward-looking statements that involve risks and uncertainties, including statements regarding our ability to generate multiple revenue streams and increase visitors to our Web Site, our ability to capitalize on our sales and marketing efforts, our ability to build the Alloy brand name and develop our on-line community, our web site's appeal to marketers, our ability to meet anticipated cash needs for working capital and capital expenditures through the fiscal year ending January 31, 2001, and the Year 2000 compliance of our internal systems and third-party systems. Our actual results could differ materially from those projected in the forward-looking statements and reported results should not be considered an indication of our future performance. Factors that might cause or contribute to such differences include, among others, our expected future losses, our planned online and traditional marketing campaigns may not attract sufficient additional visitors to our web site, we lack experienced management and personnel, we may fail to establish an effective internal sales organization to attract sponsorship and advertising revenues, we may not be able to adapt as internet technologies and customer demands continue to evolve, and we would lose revenues and incur significant costs if our systems or material third-party systems are not Year 2000 compliant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Alloy was not exposed to material market risks associated with activities in derivative financial instruments, other financial instruments or commodity instruments as of the end of its most recent fiscal quarter.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) On May 13, 1999, Alloy effected a 1.128-for-1 stock split of all outstanding shares of Common Stock.

         (b)  Not applicable.

         (c)-(d) On May 13, 1999, in connection with Alloy's initial public offering, a Registration Statement on Form S-1 (No. 333-74159) was declared effective by the Securities and Exchange Commission, pursuant to which 3,700,000 shares of Common Stock were offered and sold for the account of Alloy at a price of $15.00 per share, generating gross offering proceeds of $55.5 million. The managing underwriters of the offering were BancBoston Robertson Stephens, Volpe Brown Whelan & Company, Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and Ladenburg Thalmann & Co. Inc. After deducting approximately $3.9 million in underwriting discounts and commissions and an estimated $1.4 million in other related expenses, the net proceeds to Alloy were approximately $50.2 million. The proceeds have been invested, pending their use as described below, in a portfolio of investment grade fixed income securities.

         Alloy used $4,212,084 of the net proceeds to repay in full principal and accrued interest under the 10% promissory notes issued in May 1998. In connection with such note repayments, we paid the following amounts to the individuals and entity listed below. The relationship of such parties is also indicated below.

          NOTE HOLDER                              POSITION          AMOUNT
          -----------                              --------          ------

       -  Peter M. Graham                          Director          $276,489.80
       -  Peter M. Graham Money Purchase Plan
              c/o Peter M. Graham                  Director          $276,489.80
       -  The LLZ 1997 Trust,
              Peter M. Graham, Trustee             Director          $552,979.60
       -  Neil Vogel                               Officer           $ 38,708.57

         We expect to use the remaining proceeds to expand our marketing efforts and sales force, improve our Internet and systems infrastructure and support, and for working capital and general corporate purposes. Alloy may, when the opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. However, we have no present understandings, commitments or agreements with respect to any material acquisition.

         During the quarter ended April 30, 1999, Alloy issued an aggregate of 362,481 shares of Common Stock to employees and a consultant upon the exercise of outstanding options for an aggregate offering price of $245,009. These shares were offered and sold pursuant to the exemption from registration afforded by Rule 701 under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 4, 1999, Alloy's stockholders acted by unanimous written consent in lieu of a special meeting to amend the Restated Certificate of Incorporation to change the name of the company to Alloy Online, Inc.

         On April 26, 1999, Alloy's stockholders acted by unanimous written consent in lieu of a special meeting to approve the following matters:

         (i) approve the Restated Certificate of Incorporation and Restated Bylaws;
         (ii) amend and restate the 1997 Employee, Director and Consultant Stock Option Plan; and
         (iii) approve and adopt the 1999 Employee Stock Purchase Plan.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

Exhibit No. 3.1   Restated Certificate of Incorporation (filed as Exhibit 3.1 to
                  Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

Exhibit No. 3.2   Restated Bylaws (filed as Exhibit 3.2 to Registration
                  Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

Exhibit No. 4.1   Form of Common Stock Certificate (filed as Exhibit 4.1 to
                  Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

Exhibit No. 27    Financial Data Schedule

(B) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALLOY ONLINE, INC.

Date:  June 14, 1999                    By: /s/ Samuel A. Gradess
                                             --------------------------------
                                             Samuel A. Gradess,
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)

                               ALLOY ONLINE, INC.

                                  EXHIBIT INDEX

Exhibit No. 3.1   Restated Certificate of Incorporation (filed as Exhibit 3.1 to
                  Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

Exhibit No. 3.2   Restated Bylaws (filed as Exhibit 3.2 to Registration
                  Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

Exhibit No. 4.1   Form of Common Stock Certificate (filed as Exhibit 4.1 to
                  Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

Exhibit No. 27    Financial Data Schedule