Form 10-Q
period 1999-07-31
ALLOY ONLINE INC
filed 1999-09-14
CIK 1080359

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 2, 1999, the registrant had 14,231,797 shares of common stock, $.01 par value per share, outstanding. All share numbers referenced in this quarterly report reflect a 1.128-for-1 stock split of all outstanding shares of Common Stock effected by Alloy Online, Inc. on May 13, 1999.

                               ALLOY ONLINE, INC.

                                    CONTENTS





PART I - FINANCIAL INFORMATION                                                           PAGE NO.
                                                                                         --------
         Item 1.  Financial Statements

                  Condensed Balance Sheets, July 31, 1999 (unaudited)
                    and January 31, 1999................................................    3

                  Statements of Operations, Three Months Ended July 31, 1999
                    (unaudited) and July 31, 1998 (unaudited)...........................    4

                  Statements of Comprehensive Loss, Three Months Ended
                    July 31, 1999 (unaudited) and July 31, 1998 (unaudited).............    5

                  Statements of Operations, Six Months Ended July 31, 1999
                    (unaudited) and July 31, 1998 (unaudited)...........................    6

                  Statements of Comprehensive Loss, Six Months Ended
                    July 31, 1999 (unaudited) and July 31, 1998 (unaudited).............    7

                  Statements of Cash Flows, Six Months Ended July 31, 1999
                    (unaudited) and July 31, 1998 (unaudited)...........................    8

                  Statement of Changes in Stockholders' (Deficit) Equity, Six
                    Months Ended July 31, 1999 (unaudited) .............................    9

                  Notes to Financial Statements (unaudited).............................   10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...........................................   13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk............   20

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................................   21

         Item 2.  Changes in Securities and Use of Proceeds.............................   21

         Item 3   Defaults Upon Senior Securities.......................................   21

         Item 4.  Submission of Matters to a Vote of Security Holders...................   21

         Item 5   Other Information.....................................................   21

         Item 6.  Exhibits and Reports on Form 8-K......................................   22

SIGNATURES..............................................................................   23

EXHIBIT INDEX...........................................................................   24

EXHIBIT 27 - Financial Data Schedule....................................................   25


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               ALLOY ONLINE, INC.
                            CONDENSED BALANCE SHEETS

                                                   ASSETS
                                                                                January 31,            July 31,
                                                                                   1999                  1999
                                                                                -----------            --------
                                                                                 (audited)            (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (includes restricted cash
      of $182,000 and $161,000 at January 31, 1999
      and July 31, 1999, respectively)                                          $ 2,983,283          $ 23,642,673
  Available-for-sale marketable securities (Note 3)                                      --            22,351,236
  Accounts receivable, net                                                          145,476               244,657
  Stock subscription receivable                                                   2,500,000                    --
  Inventories, net                                                                  810,354             2,461,914
  Prepaid catalog costs                                                             426,012             1,847,000
  Other current assets                                                               32,675             1,115,252
                                                                                -----------          ------------
                  TOTAL CURRENT ASSETS                                            6,897,800            51,662,732

Property and equipment, net                                                         178,017               423,623
Deferred financing costs, net                                                       125,851                    --
Other assets                                                                        205,387               381,083
                                                                                -----------          ------------
                  TOTAL ASSETS                                                  $ 7,407,055          $ 52,467,438
                                                                                ===========          ============

                                    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                         $ 1,558,477          $  5,756,104
  Current portion of capital lease obligation                                        73,178                82,748
                                                                                -----------          ------------
                  TOTAL CURRENT LIABILITIES                                       1,631,655             5,838,852

Promissory notes, net of unamortized discount                                     3,945,122                    --

Capital lease obligation, less current portion                                       40,218                 6,367

Series A Convertible redeemable preferred stock;
  $.01 par value; 1,678,286 shares authorized;
  1,487,843 shares issued and outstanding at January 31, 1999                     4,836,387                    --

STOCKHOLDERS' (DEFICIT) EQUITY:
  Common Stock; $.01 par value; 50,000,000 shares authorized;
    8,479,727 and 14,231,774 shares issued and outstanding, respectively             84,797               142,318
  Additional paid-in capital                                                      5,441,012            61,254,064
  Accumulated deficit                                                            (8,347,241)          (13,961,973)
  Deferred compensation                                                            (224,895)             (732,417)
  Accumulated other comprehensive loss (Note 4)                                          --               (79,773)
                                                                                -----------          ------------
                  TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                           (3,046,327)           46,622,219
                                                                                -----------          ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS'
                    (DEFICIT) EQUITY                                            $ 7,407,055          $ 52,467,438
                                                                                ===========          ============

The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                     For the three months
                                                                         ended July 31,
                                                                1998                      1999
                                                           -----------                -----------

NET MERCHANDISE REVENUES                                   $ 2,082,047                $ 3,596,449

SPONSORSHIP AND OTHER REVENUES                                   5,230                    219,421
                                                           -----------                -----------
TOTAL REVENUES                                               2,087,277                  3,815,870

COST OF GOODS SOLD                                           1,200,123                  1,899,695
                                                           -----------                -----------
GROSS PROFIT                                                   887,154                  1,916,175
                                                           -----------                -----------
OPERATING EXPENSES:
  Selling and marketing                                      2,482,632                  4,319,829
  General and administrative                                   509,279                  1,146,386
                                                           -----------                -----------
TOTAL OPERATING EXPENSES                                     2,991,911                  5,466,215
                                                           -----------                -----------
LOSS FROM OPERATIONS                                        (2,104,757)                (3,550,040)

INTEREST (EXPENSE) INCOME, NET                                 (60,042)                   471,876
                                                           -----------                -----------
LOSS BEFORE EXTRAORDINARY ITEM                              (2,164,799)                (3,078,164)

EXTRAORDINARY ITEM:
  Charge for early retirement of debt (Note 8)                       0                   (234,788)
                                                           -----------                -----------

NET LOSS                                                   $(2,164,799)               $(3,312,952)
                                                           ===========                ===========
BASIC LOSS PER SHARE OF COMMON STOCK (Note 6)
  Before Extraordinary Item                                $      (.26)               $      (.23)
  Extraordinary Charge                                              --                       (.02)
                                                           -----------                -----------
  Net Loss                                                 $      (.26)               $      (.25)
                                                           ===========                ===========
DILUTED LOSS PER SHARE OF COMMON STOCK (Note 6)
  Before Extraordinary Item                                $      (.24)               $      (.23)
  Extraordinary Charge                                              --                       (.02)
                                                           -----------                -----------
  Net Loss                                                 $      (.24)               $      (.25)
                                                           ===========                ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                      8,479,727                 13,411,623
                                                           ===========                ===========
  Diluted                                                    8,953,880                 13,411,623
                                                           ===========                ===========


The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                         STATEMENTS OF COMPREHENSIVE LOSS

                                   (unaudited)

                                                         For the three months
                                                             ended July 31,
                                                        1998                 1999
                                                     ----------          -----------
Net Loss                                            $(2,164,799)         $(3,312,952)
Other comprehensive loss, net of tax:
  Unrealized loss on available-for-sale securities           --              (79,773)
                                                    -----------          -----------
Comprehensive Loss                                  $(2,164,799)         $(3,392,725)
                                                    ===========          ===========

                               ALLOY ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    For the six months
                                                                       ended July 31,
                                                               1998                       1999
                                                            -----------                -----------

NET MERCHANDISE REVENUES                                    $ 3,434,437                $ 5,987,928

SPONSORSHIP AND OTHER REVENUES                                    6,267                    382,212
                                                            -----------                -----------
TOTAL REVENUES                                                3,440,704                  6,370,140

COST OF GOODS SOLD                                            2,105,947                  3,148,553
                                                            -----------                -----------
GROSS PROFIT                                                  1,334,757                  3,221,587
                                                            -----------                -----------
OPERATING EXPENSES:
  Selling and marketing                                       4,000,287                  6,929,883
  General and administrative                                    774,060                  2,065,234
                                                            -----------                -----------
TOTAL OPERATING EXPENSES                                      4,774,347                  8,995,117
                                                            -----------                -----------

LOSS FROM OPERATIONS                                         (3,439,590)                (5,773,530)

INTEREST (EXPENSE) INCOME, NET                                  (37,975)                   393,586
                                                            -----------                -----------
LOSS BEFORE EXTRAORDINARY ITEM                               (3,477,565)                (5,379,944)

EXTRAORDINARY ITEM:
  Charge for early retirement of debt (Note 8)                        0                   (234,788)
                                                            -----------                -----------
NET LOSS                                                    $(3,477,565)               $(5,614,732)
                                                            ===========                ===========

BASIC LOSS PER SHARE OF COMMON STOCK (Note 6)
  Before Extraordinary Item                                 $      (.41)               $      (.49)
  Extraordinary Charge                                               --                       (.02)
                                                            -----------                -----------
  Net Loss                                                  $      (.41)               $      (.51)
                                                            ===========                ===========
DILUTED LOSS PER SHARE OF COMMON STOCK (Note 6)
  Before Extraordinary Item                                 $      (.39)               $      (.49)
  Extraordinary Charge                                               --                       (.02)
                                                            -----------                -----------
  Net Loss                                                  $      (.39)               $      (.51)
                                                            ===========                ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                       8,479,727                 11,100,952
                                                            ===========                ===========
  Diluted                                                     8,953,880                 11,100,952
                                                            ===========                ===========


The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                         STATEMENTS OF COMPREHENSIVE LOSS

                                   (unaudited)


                                                            For the six months
                                                               ended July 31,
                                                          1998                1999
                                                       -----------         -----------

Net Loss                                               $(3,477,565)        $(5,614,732)
Other comprehensive loss, net of tax:
  Unrealized loss on available-for-sale securities              --             (79,773)
                                                       -----------         -----------
Comprehensive Loss                                     $(3,477,565)        $(5,694,505)
                                                       ===========         ===========


                                ALLOY ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                For the six months
                                                                                   ended July 31,
                                                                             1998                 1999
                                                                         ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(3,477,656)        $ (5,614,732)
  Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                        10,470               80,141
         Amortization of deferred financing costs                              8,514               24,955
         Extraordinary charge for early retirement of debt                        --              234,788
         Compensation charge for issuance of options                         147,963              349,815
         Accrued interest on promissory notes                                 80,140              124,015
  Changes in operating assets and liabilities:
    (Increase) decrease in:
         Accounts receivable                                                 (35,795)             (99,181)
         Inventories, net                                                   (268,070)          (1,651,560)
         Other current assets                                               (651,561)          (2,503,564)
         Other assets                                                       (104,772)              43,775
    Increase in:
         Accounts payable and accrued expenses                               979,146            4,197,629
                                                                         -----------         ------------

Net cash used in operating activities                                     (3,311,621)          (4,813,919)
                                                                         -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                               --          (22,431,009)
  Capital expenditures                                                       (10,818)            (274,286)
  Purchase of domain name and mailing list                                    (4,000)            (250,000)
                                                                         -----------         ------------

Net cash used in investing activities                                        (14,818)         (22,955,295)
                                                                         -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                          --           50,149,499
  Proceeds from stock subscription receivable                                     --            2,500,000
  Net proceeds from issuance of promissory notes                           3,658,738                   --
  Exercise of warrants to purchase common stock                                   --               30,000
  Payments of promissory notes                                                    --           (4,212,084)
  Preferred stock issuance expenses                                               --               (3,208)
  Payments of capital lease obligation                                       (20,375)             (35,603)
                                                                         -----------         ------------

Net cash provided by financing activities                                  3,638,363           48,428,604
                                                                         -----------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    311,924           20,659,390

CASH AND CASH EQUIVALENTS, beginning of period                             2,320,548            2,983,283
                                                                         -----------         ------------

CASH AND CASH EQUIVALENTS, end of period                                 $ 2,632,472         $ 23,642,673
                                                                         ===========         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITY:
Purchase of computer equipment under capital lease                       $   122,967         $      6,033
Exercise of stock options                                                         --                3,625
Deferred compensation                                                             --              857,337
Accumulated other comprehensive loss                                              --              (79,773)
Conversion of preferred stock into common stock                                   --            4,845,897



The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

             Statement of Changes in Stockholders' (Deficit) Equity
                                   (unaudited)

                     For the Six Months Ended July 31, 1999

                                                                   Accumulated
                                 Common Stock          Additional     Other
                            ----------------------      Paid-in   Comprehensive  Accumulated      Deferred
                              Shares       Amount       Capital       Loss         Deficit      Compensation       Total
                            ----------    --------    -----------    --------    ------------   ------------    -----------

Balance, February 1,
1999                         8,479,727    $ 84,797    $ 5,441,012    $     --    $ (8,347,241)   $ (224,895)    $(3,046,327)

Exercise of employee
  and consultant
  stock options                362,481       3,625         (3,625)         --              --            --               0

Issuance of options to
  employees for
  services rendered                 --          --        767,371          --              --      (767,371)              0

Issuance of options
  to consultants for
  services rendered                 --          --         89,966          --              --       (89,966)              0

Amortization of
  deferred
  compensation                      --          --             --          --              --       349,815         349,815

Unrealized loss on
  available-for-sale
  securities                        --          --            --      (79,773)             --            --         (79,773)

Exercise of warrant
  into common stock             11,280         113         30,446          --              --            --          30,559

Accretion of issuance
  costs on preferred
  stock                             --          --        (12,719)         --              --            --         (12,719)

Conversion of
  preferred stock
  into common stock          1,678,286      16,783      4,829,114          --              --            --       4,845,897

Proceeds from issuance
  of common stock in
  connection with an
  initial public
  offering, net of
  issuance costs             3,700,000      37,000     50,112,499          --              --            --      50,149,499

Net loss                            --          --             --          --      (5,614,732)           --      (5,614,732)
                            ----------    --------    -----------    --------    ------------    ----------     -----------

Balance, July 31, 1999      14,231,774    $142,318    $61,254,064    $(79,773)   $(13,961,973)   $ (732,417)    $46,622,219
                            ==========    ========    ===========    ========    ============    ==========     ===========

The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION

         The accompanying financial statements have been prepared by Alloy Online, Inc. ("Alloy"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at July 31, 1999 and for all periods presented have been made. The results of operations for the periods ended July 31, 1999 and 1998 are not necessarily indicative of the operating results for a full year.

         Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements and notes be read in conjunction with the financial statements and notes related to the Company's fiscal year ended January 31, 1999 included in Alloy's Registration Statement on Form S-1 (Registration No. 333-74159) declared effective by the Securities and Exchange Commission on May 13, 1999.

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

3.  AVAILABLE-FOR-SALE SECURITIES

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of July 31, 1999, Alloy classified its entire portfolio of marketable securities as available-for-sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of Shareholders' Equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest, are included in Interest Income. Realized gains and losses are included in Other Income. The cost of securities sold is based on the specific identification method. Alloy's investments in debt securities are diversified among investment grade securities in accordance with our investment policy.

4.  COMPREHENSIVE LOSS

         Alloy adopted SFAS No. 130, Reporting Comprehensive Income, in the quarter ended April 30, 1998. This Statement establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income or loss be reported in a financial statement that is displayed with the same prominence as other financial statements.

                               ALLOY ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

5.  STOCK OPTIONS

         In April 1999, Alloy's stock option plan was amended to reserve up to 4,000,000 shares of Common Stock for issuance under the plan, upon and subject to the consummation of Alloy's initial public offering of shares of its common stock (the "Offering"). In the six month period ended July 31, 1999, options to purchase 1,027,910 shares of common stock were granted to 32 employees, three consultants and two board members of Alloy. These options become exercisable over a period ranging from immediately to four years from the date of grant. The exercise prices of the options range from $0.60 per share to $26.25 per share. The total compensatory cost associated with the granting of these options is $857,000, as calculated pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Of this amount, $321,000 has been recognized as compensation expense during the six months ended July 31, 1999, in accordance with the vesting provisions of these options. The remaining $536,000 has been included in deferred compensation and will be charged to expense in accordance with the vesting provisions of these options as the employee and consultant services are performed.

         Additionally, options to purchase 362,481 shares of Alloy's common stock were exercised during the six months ended July 31, 1999. These options had a weighted average exercise price of $0.68 per share.

6.  NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share:

                                                    Three Months                        Six Months
                                                   Ended July 31,                      Ended July 31,
                                                   --------------                      --------------
                                              1998              1999              1998              1999
                                           -----------       -----------       -----------       -----------
Numerator:
  Loss before extraordinary item           $(2,164,799)      $(3,078,164)      $(3,477,565)      $(5,379,944)
  Accretion of preferred stock                       0            (1,824)                0           (12,719)
                                           -----------       -----------       -----------       -----------
  Loss before extraordinary item
  available to common stockholders          (2,164,799)       (3,079,988)       (3,477,565)       (5,392,663)
  Extraordinary item                                --          (234,788)               --          (234,788)
                                           -----------       -----------       -----------       -----------
  Net loss                                 $(2,164,799)      $(3,314,776)      $(3,477,565)      $(5,627,451)
                                           ===========       ===========       ===========       ===========
Denominator:
  Basic weighted average shares
  outstanding                                8,479,727        13,411,623         8,479,727        11,100,952
  Nominal issuances of stock options           474,153                 0           474,153                 0
                                           -----------       -----------       -----------       -----------
  Diluted weighted average shares
  outstanding                                8,953,880        13,411,623         8,953,880        11,100,952
                                           ===========       ===========       ===========       ===========
Basic loss per share before
extraordinary item                         $     (0.26)      $     (0.23)      $     (0.41)      $     (0.49)
Diluted loss per share before
extraordinary item                         $     (0.24)      $     (0.23)      $     (0.39)      $     (0.49)

Basic net loss per share                   $     (0.26)      $     (0.25)      $     (0.41)      $     (0.51)

Diluted net loss per share                 $     (0.24)      $     (0.25)      $     (0.39)      $     (0.51)

                               ALLOY ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

         Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share" in the above calculations. Basic and diluted loss per share in the periods prior to the Offering are also computed pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 requires that all equity instruments issued at nominal prices prior to the effective date of an initial public offering be included in the calculation of basic and diluted loss per share as if they were outstanding for all periods presented whether or not the impact is dilutive. In accordance with SFAS No. 128 and SAB 98, after the Offering, the nominal issuances are included in the total option pool and assessed for dilution as is normally done under SFAS No. 128.

         The 517,261 warrants to purchase Alloy's common stock (of which 11,280 were exercised upon consummation of the Offering) and the Series A Convertible Redeemable Preferred Stock prior to its conversion into 1,678,286 shares of Alloy's common stock upon the consummation of the Offering have been excluded from the above calculations as the impact of their inclusion would be anti-dilutive.

7.  INITIAL PUBLIC OFFERING

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

         In May 1999, Alloy issued 3,700,000 shares of its common stock and received approximately $50.1 million in proceeds, net of underwriting discounts and expenses, upon the successful completion of the Offering. Upon the consummation of the Offering, the Series A Convertible Redeemable Preferred Stock was converted into 1,678,286 shares of common stock.

8.  EXTRAORDINARY ITEM

         In conjunction with the Offering, Alloy redeemed its outstanding promissory notes including accrued interest thereon for $4,212,000. The extraordinary charge of $234,788 in 1999 resulted from the full recognition of the remaining unamortized deferred financing costs and unamortized discount on these notes, which had an original maturity of May 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operation of Alloy should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

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

         We were incorporated in January 1996, launched our Web site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues have been generated through merchandise sales. Sponsorship and other revenues have not been material, but we expect these revenues to increase in future periods as a result of our plan to increase visitors to our Web site and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our initial public offering (the "Offering") and received approximately $50.1 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to the Offering.

         We incurred net losses of approximately $118,000 for the fiscal year ended January 31, 1997, $1.9 million for the fiscal year ended January 31, 1998, $6.4 million for the fiscal year ended January 31, 1999, and $5.6 million for the six months ended July 31, 1999. These net losses resulted primarily from the costs associated with developing our Web site and database of Generation Y boys and girls, attracting users to our Web site and establishing the Alloy brand. Because of our plans to invest heavily in marketing and promotion, to hire additional employees and to develop our Web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustained in future periods.

RESULTS OF OPERATIONS

         The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues. Any trends reflected by the following table may not be indicative of future results.

                                                     THREE MONTHS ENDED JULY 31,
                                                           1998      1999
                                                          ------    ------
Net merchandise revenues ...........................       99.8%     94.2%
Sponsorship and other revenues .....................        0.2       5.8
                                                          -----     -----
   Total revenues ..................................      100.0     100.0
Cost of goods sold .................................       57.5      49.8
                                                          -----     -----
Gross profit .......................................       42.5      50.2
Operating expenses:
   Selling and marketing ...........................      118.9     113.2
   General and administrative ......................       24.4      30.0
                                                          -----     -----
   Total operating expenses ........................      143.3     143.2
                                                          -----     -----
Loss from operations ...............................     (100.8)    (93.0)
Interest (expense) income, net .....................       (2.9)     12.4
                                                          -----     -----
Loss before extraordinary item .....................     (103.7)    (80.6)
Extraordinary item .................................        0.0      (6.2)
                                                          -----     -----
Net loss ...........................................     (103.7)%   (86.8)%
                                                          =====     =====


COMPARISON OF THREE MONTHS ENDED JULY 31, 1998 AND 1999

         Revenues

         Merchandise Revenues. Net merchandise revenues increased 72.7% from $2.1 million in the three months ended July 31, 1998 to $3.6 million in the three months ended July 31, 1999. The increase in merchandise sales in the three months ended July 31, 1999 was due primarily to the significant increase in orders driven by our expanded database of Generation Y buyers and prospects to which we marketed in the quarter.

         Sponsorship and Other Revenues. Sponsorship and other revenues amounted to $219,000 in the three months ended July 31, 1999 as compared to immaterial revenues in the three months ended July 31, 1998. Programs to take advantage of the increased number of visitors to our Web site and our introduction of new online services did not begin generating material revenue until the third quarter of fiscal 1998.

         Cost of Goods Sold

         Cost of goods sold consists of the cost of the merchandise sold by Alloy plus the freight cost to deliver the merchandise to the warehouse. Our cost of goods sold increased 58.3% from $1.2 million in the three months ended July 31, 1998 to $1.9 million in the three months ended July 31, 1999. The increase in cost of goods sold was due primarily to the increase in product sales volume. Alloy's gross profit as a percentage of total revenues increased from 42.5% in the three months ended July 31, 1998 to 50.2% in the three months ended July 31, 1999 due to our improved merchandise mix and growing high margin sponsorship and other revenues.

         Operating Expenses

         Selling and Marketing. Selling and marketing expenses consist primarily of Alloy catalog production and mailing costs; our call center and fulfillment operations expenses; salaries of our sales and marketing personnel; marketing costs; and expenses related to the development, maintenance and marketing of our Web site. These expenses increased 74.0% from $2.5 million in the three months ended July 31, 1998 to $4.3 million in the three months ended July 31, 1999 due to the increased costs incurred in marketing to our expanded database, increased

Web site promotion and development, and the hiring of selling and marketing staff. As a percentage of total revenues, our selling and marketing expenses declined from 118.9% in the three months ended July 31, 1998 to 113.2% in the three months ended July 31, 1999. Improved efficiencies in our fulfillment operations due to our renegotiated fulfillment services contract and the increased percentage of orders and catalog requests coming through our Web site offset increased expenditures on Internet advertising programs and sales and marketing personnel.

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

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 125.0% from $509,000 in the three months ended July 31, 1998 to $1.1 million in the three months ended July 31, 1999. As a percentage of total revenues, our general and administrative expenses increased from 24.4% in the three months ended July 31, 1998 to 30.0% in the three months ended July 31, 1999. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred as a result of becoming a public company, such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

         Loss from Operations

         As described above, we have invested heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to our Web site and increase the number of our employees to support a growing operation. For the foregoing reasons, our loss from operations increased from $2.1 million in the three months ended July 31, 1998 to $3.6 million in the three months ended July 31, 1999.

         Interest (Expense) Income, Net

         Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest expense of $60,000 in the three months ended July 31, 1998 due to the interest expense resulting from our issuance of promissory notes in May 1998, which exceeded our interest earned on cash balances held. In the three months ended July 31, 1999, we generated net interest income of $472,000 due to the investment of the proceeds raised in our initial public offering in May 1999.

         Extraordinary Item

         As a result of the early retirement of our outstanding promissory notes upon the closing of the Offering, we incurred a one-time extraordinary charge of $235,000 in the three months ended July 31, 1999.

                                                      SIX MONTHS ENDED JULY 31,
                                                           1998      1999
                                                          ------    ------
Net merchandise revenues ...........................       99.8%     94.0%
Sponsorship and other revenues .....................        0.2       6.0
                                                          -----     -----
   Total revenues ..................................      100.0     100.0
Cost of goods sold .................................       61.2      49.4
                                                          -----     -----
Gross profit .......................................       38.8      50.6
Operating expenses:
   Selling and marketing ...........................      116.3     108.8
   General and administrative ......................       22.5      32.4
                                                          -----     -----
   Total operating expenses ........................      138.8     141.2
                                                          -----     -----
Loss from operations ...............................     (100.0)    (90.6)
Interest (expense) income, net .....................       (1.1)      6.2
                                                          -----     -----
Loss before extraordinary item .....................     (101.1)    (84.4)
Extraordinary item .................................        0.0      (3.7)
                                                          -----     -----
Net loss ...........................................     (101.1)%   (88.1)%
                                                          =====     =====


COMPARISON OF SIX MONTHS ENDED JULY 31, 1998 AND 1999

         Revenues

         Merchandise Revenues. Net merchandise revenues increased 74.3% from $3.4 million in the six months ended July 31, 1998 to $6.0 million in the six months ended July 31, 1999. The increase in merchandise sales in the six months ended July 31, 1999 was due primarily to the significant increase in orders driven by our expanded database of Generation Y buyers and prospects to which we marketed in the quarter.

         Sponsorship and Other Revenues. Sponsorship and other revenues amounted to $382,000 in the six months ended July 31, 1999 as compared to immaterial revenues in the six months ended July 31, 1998. Programs to take advantage of the increased number of visitors to our Web site and our introduction of new online services did not begin generating material revenue until the third quarter of fiscal 1998.

         Cost of Goods Sold

         Cost of goods sold consists of the cost of the merchandise sold by Alloy plus the freight cost to deliver the merchandise to the warehouse. Our cost of goods sold increased 49.5% from $2.1 million in the six months ended July 31, 1998 to $3.1 million in the six months ended July 31, 1999. The increase in cost of goods sold was due primarily to the increase in product sales volume. Alloy's gross profit as a percentage of total revenues increased from 38.8% in the six months ended July 31, 1998 to 50.6% in the six months ended July 31, 1999 due to our improved merchandise mix and growing high margin sponsorship and other revenues.

         Operating Expenses

         Selling and Marketing. Selling and marketing expenses consist primarily of Alloy catalog production and mailing costs; our call center and fulfillment operations expenses; salaries of our sales and marketing personnel; marketing costs; and expenses related to the development, maintenance and marketing of our Web site. These expenses increased 73.2% from $4.0 million in the six months ended July 31, 1998 to $6.9 million in the six months ended July 31, 1999 due to the increased costs incurred in marketing to our expanded database, increased Web site promotion and development, and the hiring of selling and marketing staff, which included a $142,000 non-cash charge in the six months ended July 31, 1999 related to stock options granted during the period. As a percentage of total revenues, our selling and marketing expenses declined from 116.3% in the six months ended July 31, 1998 to 108.8% in the six months ended July 31, 1999. Improved efficiencies in our fulfillment operations due to our renegotiated fulfillment services contract and the increased percentage of orders and catalog requests coming through our Web site offset increased expenditures on Internet advertising programs and sales and marketing personnel.

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

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 166.8% from $774,000 in the six months ended July 31, 1998 to $2.1 million in the six months ended July 31, 1999. As a percentage of total revenues, our general and administrative expenses increased from 22.5% in the six months ended July 31, 1998 to 32.4% in the six months ended July 31, 1999. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred as a result of becoming a public company, such as professional fees, insurance premiums and public relations costs. Compensation expense for the six months ended July 31, 1999 included a $189,000 non-cash charge related to stock options granted during the period. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

         Loss from Operations

         As described above, we have invested heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to our Web site and increase the number of our employees to support a growing operation. For the foregoing reasons, our loss from operations increased from $3.4 million in the six months ended July 31, 1998 to $5.8 million in the six months ended July 31, 1999.

         Interest (Expense) Income, Net

         Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest expense of $38,000 in the six months ended July 31, 1998 due to the interest expense resulting from our issuance of promissory notes in May 1998, which exceeded our interest earned on cash balances held. In the six months ended July 31, 1999, we generated net interest income of $394,000 due to the investment of the proceeds raised in our initial public offering in May 1999.

         Extraordinary Item

         As a result of the early retirement of our outstanding promissory notes upon the closing of the Offering, we incurred a one-time extraordinary charge of $235,000 in the six months ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. In May 1999, we raised approximately $50.1 million in net proceeds upon the closing of the Offering. At July 31, 1999, we had approximately $24 million of cash and cash equivalents and a further $22 million of marketable securities. Our principal commitments at July 31, 1999 consisted of accounts payable and obligations under our capital and operating leases.

         Net cash used in operating activities was $3.3 million in the six months ended July 31, 1998 and $4.8 million in the six months ended July 31, 1999. The principal use of cash in both periods was to fund our losses from operations.

         Cash used in investing activities has consisted of the purchase of marketable securities with a portion of the proceeds from the Offering; capital expenditures for computers, office furniture and equipment; and the acquisition of certain intangible assets. Following the Offering, we purchased approximately $22.4 million in marketable securities in the six months ended July 31, 1999. Reflecting the increased pace of business growth and Web site traffic, our capital expenditures rose from $11,000 in the six months ended July 31, 1998 to $274,000 in the six months ended July 31, 1999. In the six months ended July 31, 1999 we also acquired a Web site domain name and a customer mailing list in separate transactions for a total of $250,000.

         Net cash provided by financing activities was approximately $3.6 million in the six months ended July 31, 1998 from the sale of promissory notes in May 1998. In the six months ended July 31, 1999, we received $50.1 million in net proceeds from the Offering, as well as the second $2.5 million cash installment from the sale of our Series A Convertible Preferred Stock to Brand Equity Ventures. After the closing of the Offering on May 19, 1999, we repaid $4.2 million of principal and accrued interest on our promissory notes. In addition, upon the consummation of the Offering in May 1999, all outstanding Series A Convertible Redeemable Preferred Stock was converted into 1,678,286 shares of common stock.

         We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we build our brand and customer database and that our operating expenses will be a material use of our cash resources. We believe that in light of the Offering which raised net proceeds of $50.1 million in May 1999, our existing working capital and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 24 months, although we will consider attractive opportunities to raise additional capital should these opportunities arise. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

         State of Readiness. The four third-party vendors upon whom we materially rely are Harrison Fulfillment Services, our fulfillment services and call center provider; OneSoft Corporation, which maintains our Web site and provides our connection to the Internet; Quad/Graphics, Inc., our commercial printer; and the United States Postal Service, our mail carrier. We have sought confirmation from these four vendors that their systems are Year 2000 compliant. In June 1999, Harrison Fulfillment Services successfully converted our fulfillment operations to a system that they represent to be Year 2000-compliant. OneSoft has informed us that its systems are Year 2000 compliant. We have reviewed Year 2000 readiness disclosure statements prepared by Quad/Graphics and the U.S. Postal Service. According to the Year 2000 readiness disclosure statement provided by the U.S. Postal Service on its Web site, as of August 9. 1999, its Business Applications which includes financial, marketing, mail operation systems, and enabler systems were 99.3% remediated. In addition, the U.S. Postal Service reported that as of August 9, 1999, its Mail Processing equipment was 93% remediated. As of the second quarter of 1999, Quad/Graphics reports in its Year 2000 readiness statement that it has completed testing of its imaging and distribution systems. Quad/Graphics also reports that ongoing live Year 2000 tests of the press systems have not yet produced any failures, and it is in the process of upgrading its perfect binder software in the finishing unit. We believe, from information provided in the Year 2000 disclosures, that both the U.S. Postal Service and Quad/Graphics will be Year 2000 compliant by October 1999.

         We do not expect to experience any material adverse effects on our business, financial condition or results of operations from any other vendor, distributor or supplier who may experience Year 2000 problems.

         We have been conducting an internal assessment of all material information technology and non-information technology systems at our headquarters, including our accounting software, our network server and related software, our personal computers and related software and our telephone system. We believe that all of these systems either are or will be made Year 2000 compliant by October 1999. The majority of our material information technology and non-information technology systems are PC-based, and therefore, are currently Year 2000 compliant. We are not currently aware of any Year 2000 problems relating to these systems which would have a material adverse effect on our business, financial condition or results of operations. Any systems discovered to be non-compliant will be made Year 2000 compliant through normal upgrades of our software or hardware, or, when necessary, replacement of our software or hardware.

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

FORWARD LOOKING STATEMENTS

         This report may contain forward-looking statements that involve risks and uncertainties, including statements regarding our ability to increase revenues and generate multiple revenue streams and increase visitors to our Web Site, our ability to capitalize on our sales and marketing efforts, our ability to build the Alloy brand name and develop our on-line community, our web site's appeal to marketers, our ability to meet anticipated cash needs for working capital and capital expenditures for the next 24 months, and the Year 2000 compliance of our internal systems and third-party systems. Our actual results could differ materially from those projected in the forward-looking statements and reported results should not be considered an indication of our future performance. Factors that might cause or contribute to such differences include, among others, our expected future losses, our planned sales and marketing campaigns may not attract sufficient additional visitors to our web site, our planned sales and marketing campaigns may not increase our revenues or generate additional revenue streams, we lack experienced management and personnel, we may fail to establish an effective internal sales organization to attract sponsorship and advertising revenues, we may not be able to adapt as internet technologies and customer demands continue to evolve, and we would lose revenues and incur significant costs if our systems or material third-party systems are not Year 2000 compliant.


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

         (b) Not applicable.

         (c)-(d) On May 13, 1999, in connection with Alloy's initial public offering, a Registration Statement on Form S-1 (No. 333-74159) was declared effective by the Securities and Exchange Commission, pursuant to which 3,700,000 shares of Common Stock were offered and sold for the account of Alloy at a price of $15.00 per share, generating gross offering proceeds of $55.5 million. The managing underwriters of the offering were BancBoston Robertson Stephens, Volpe Brown Whelan & Company, Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and Ladenburg Thalmann & Co. Inc. After deducting approximately $3.9 million in underwriting discounts and commissions and an estimated $1.5 million in other related expenses, the net proceeds to Alloy were approximately $50.1 million. The proceeds have been invested, pending their use as described below, in a portfolio of investment grade fixed income securities.

     The following table sets forth Alloy's cumulative use of the net offering proceeds as of July 31, 1999:

Construction of plant, building and facilities:.....................$         --
Purchase and installation of machinery and equipment: ...............    100,000
Purchase of real estate: ............................................         --
Acquisition of other business(es): ..................................         --
Repayment of indebtedness: ..........................................  4,200,000
Working capital .....................................................  2,000,000
Temporary investments:
      investment grade fixed income securities: ..................... 42,000,000
General corporate purposes ..........................................  1,800,000

         The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.

         During the quarter ended July 31, 1999, Alloy issued an aggregate of 11,280 shares of Common Stock to an equipment lessor upon the exercise of an outstanding warrant for an aggregate offering price of $30,000. These shares were offered and sold pursuant to the exemption from registration afforded by Rule 701 under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

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

Exhibit No. 27    Financial Data Schedule

(B) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter ended July 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALLOY ONLINE, INC.

Date:    September 14, 1999                 By: /s/ Samuel A. Gradess
                                                --------------------------------
                                                Samuel A. Gradess,
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)

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