Form 10-Q
period 1999-10-31
ALLOY ONLINE INC
filed 1999-12-15
CIK 1080359

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to

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

         As of December 3, 1999, the registrant had 14,469,815 shares of common stock, $.01 par value per share, outstanding. All share numbers referenced in this quarterly report reflect a 1.128-for-1 stock split of all outstanding shares of Common Stock effected by Alloy Online, Inc. on May 13, 1999.

                               ALLOY ONLINE, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                             PAGE NO.
                                                                                           --------
         Item 1.  Financial Statements

                  Condensed Balance Sheets, October 31, 1999 (unaudited)
                    and January 31, 1999................................................       3

                  Statements of Operations, Three Months Ended October 31, 1999
                    (unaudited) and October 31, 1998 (unaudited)........................       4

                  Statements of Comprehensive Loss, Three Months Ended
                    October 31, 1999 (unaudited) and October 31, 1998 (unaudited).......       5

                  Statements of Operations, Nine Months Ended October 31, 1999
                    (unaudited) and October 31, 1998 (unaudited)........................       6

                  Statements of Comprehensive Loss, Nine Months Ended
                    October 31, 1999 (unaudited) and October 31, 1998 (unaudited).......       7

                  Statements of Cash Flows, Nine Months Ended October 31, 1999
                    (unaudited) and October 31, 1998 (unaudited)........................       8

                  Statement of Changes in Stockholders' (Deficit) Equity, Nine
                    Months Ended October 31, 1999 (unaudited) ..........................       9

                  Notes to Financial Statements (unaudited).............................      10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...........................................      13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk............      20

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................................      21

         Item 2.  Changes in Securities and Use of Proceeds.............................      21

         Item 3   Defaults Upon Senior Securities.......................................      21

         Item 4.  Submission of Matters to a Vote of Security Holders...................      21

         Item 5   Other Information.....................................................      21

         Item 6.  Exhibits and Reports on Form 8-K......................................      22

SIGNATURES        ......................................................................      23

EXHIBIT INDEX     ......................................................................      24

EXHIBIT 27 - Financial Data Schedule....................................................      25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               ALLOY ONLINE, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS                                     January 31,        October 31,
                                                                                   1999                1999
                                                                               ------------       ------------
                                                                                 (audited)         (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (includes restricted cash
      of $182,000 at January 31, 1999)                                         $  2,983,283       $ 10,204,575
  Available-for-sale marketable securities (Note 3)                                    --           32,094,917
  Accounts receivable, net                                                          145,476            557,767
  Stock subscription receivable                                                   2,500,000               --
  Inventories, net                                                                  810,354          4,052,673
  Prepaid catalog costs                                                             426,012          2,954,512
  Other current assets                                                               32,675          1,388,455
                                                                               ------------       ------------

                  TOTAL CURRENT ASSETS                                            6,897,800         51,252,899

Property and equipment, net                                                         178,017          1,040,959
Deferred financing costs, net                                                       125,851               --
Other assets                                                                        205,387            379,236
                                                                               ------------       ------------
                  TOTAL ASSETS                                                 $  7,407,055       $ 52,673,094
                                                                               ============       ============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                        $  1,558,477       $ 10,828,234
  Current portion of capital lease obligation                                        73,178             65,684
                                                                               ------------       ------------

                  TOTAL CURRENT LIABILITIES                                       1,631,655         10,893,919

Promissory notes,  net of unamortized discount                                    3,945,122               --

Capital lease obligation, less current portion                                       40,218              5,459

Series A Convertible redeemable preferred stock;
  $.01 par value; 1,678,286 shares authorized;
  1,487,843 shares issued and outstanding at January 31, 1999                     4,836,387               --

STOCKHOLDERS' (DEFICIT) EQUITY:
  Common Stock; $.01 par value; 50,000,000 shares authorized;
     8,479,727 and 14,231,774 shares issued and outstanding, respectively            84,797            142,318
  Additional paid-in capital                                                      5,441,012         61,254,064
  Accumulated deficit                                                            (8,347,241)       (18,857,463)
  Deferred compensation                                                            (224,895)          (662,950)
  Accumulated other comprehensive loss (Note 4)                                        --             (102,253)
                                                                               ------------       ------------

                  TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                           (3,046,327)        41,773,716
                                                                               ------------       ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS'
                  (DEFICIT) EQUITY                                             $  7,407,055       $ 52,673,094
                                                                               ============       ============

The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              For the three months
                                                                ended October 31,
                                                             1998               1999
                                                         ------------       ------------
NET MERCHANDISE REVENUES                                 $  3,215,177       $  8,610,605

SPONSORSHIP AND OTHER REVENUES                                 45,795            524,385
                                                         ------------       ------------

TOTAL REVENUES                                              3,260,972          9,134,990

COST OF GOODS SOLD                                          1,665,169          4,125,209
                                                         ------------       ------------

GROSS PROFIT                                                1,595,803          5,009,781
                                                         ------------       ------------

OPERATING EXPENSES:
  Selling and marketing                                     2,878,860          9,105,263
  General and administrative                                  517,217          1,399,656
                                                         ------------       ------------

TOTAL OPERATING EXPENSES                                    3,396,077         10,504,919
                                                         ------------       ------------

LOSS FROM OPERATIONS                                       (1,800,274)        (5,495,138)

INTEREST (EXPENSE) INCOME, NET                               (101,173)           599,649
                                                         ------------       ------------

NET LOSS                                                 $ (1,901,447)      $ (4,895,489)
                                                         ============       ============

BASIC NET LOSS PER SHARE OF COMMON STOCK (Note 6)
                                                         $       (.22)      $       (.34)
                                                         ============       ============

DILUTED NET LOSS PER SHARE OF COMMON STOCK (Note 6)
                                                         $       (.21)      $       (.34)
                                                         ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
  Basic                                                     8,479,727         14,231,774
                                                         ============       ============

  Diluted                                                   8,953,880         14,231,774
                                                         ============       ============

The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                        STATEMENTS OF COMPREHENSIVE LOSS

                                   (unaudited)

                                                             For the three months
                                                               ended October 31,
                                                            1998              1999
                                                        -----------       -----------
Net Loss                                                $(1,901,447)      $(4,895,489)
Other comprehensive loss, net of tax:
  Unrealized loss on available-for-sale securities             --             (22,480)
                                                        -----------       -----------
Comprehensive Loss                                      $(1,901,447)      $(4,917,969)
                                                        ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               For the nine months
                                                                ended October 31,
                                                              1998               1999
                                                         ------------       ------------
NET MERCHANDISE REVENUES                                 $  6,649,614       $ 14,598,533

SPONSORSHIP AND OTHER REVENUES                                 52,062            906,597
                                                         ------------       ------------

TOTAL REVENUES                                              6,701,676         15,505,130

COST OF GOODS SOLD                                          3,771,116          7,273,762
                                                         ------------       ------------

GROSS PROFIT                                                2,930,560          8,231,368
                                                         ------------       ------------

OPERATING EXPENSES:
  Selling and marketing                                     6,879,147         16,035,146
  General and administrative                                1,291,277          3,464,890
                                                         ------------       ------------

TOTAL OPERATING EXPENSES                                    8,170,424         19,500,036
                                                         ------------       ------------

LOSS FROM OPERATIONS                                       (5,239,864)       (11,268,668)

INTEREST (EXPENSE) INCOME, NET                               (139,148)           993,235
                                                         ------------       ------------

LOSS BEFORE EXTRAORDINARY ITEM                             (5,379,012)       (10,275,433)

EXTRAORDINARY ITEM:
  Charge for early retirement of debt (Note 8)                      0           (234,788)
                                                         ------------       ------------

NET LOSS                                                 $ (5,379,012)      $(10,510,221)
                                                         ============       ============

BASIC LOSS PER SHARE OF COMMON STOCK (Note 6)
  Before Extraordinary Item                              $       (.63)      $       (.84)
  Extraordinary Charge                                   $       --                 (.02)
                                                         ------------       ------------
  Net Loss                                               $       (.63)      $       (.86)
                                                         ============       ============

DILUTED LOSS PER SHARE OF COMMON STOCK (Note 6)
  Before Extraordinary Item                              $       (.60)      $       (.84)
  Extraordinary Charge                                   $       --         $       (.02)
                                                         ------------       ------------
  Net Loss                                               $       (.60)      $       (.86)
                                                         ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:

  Basic                                                     8,479,727         12,175,624
                                                         ============       ============

  Diluted                                                   8,953,880         12,175,624
                                                         ============       ============

The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                        STATEMENTS OF COMPREHENSIVE LOSS

                                   (unaudited)


                                                              For the nine months
                                                               ended October 31,
                                                             1998               1999
                                                        ------------       ------------
Net Loss                                                $ (5,379,012)      $(10,510,221)
Other comprehensive loss, net of tax:
  Unrealized loss on available-for-sale securities              --             (102,253)
                                                        ------------       ------------

Comprehensive Loss                                      $ (5,379,012)      $(10,612,474)
                                                        ============       ============



   The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       For the nine months
                                                                        ended October 31,
                                                                      1998               1999
                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (5,379,012)      $(10,510,221)
  Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                 17,894            138,292
         Amortization of deferred financing costs                      27,006             27,171
         Extraordinary charge for early retirement of debt               --              234,788
         Compensation charge for issuance of options                  178,243            419,282
         Accrued interest on promissory notes                         179,417            124,015
  Changes in operating assets and liabilities:
    (Increase) decrease in:
         Accounts receivable                                           (8,085)          (412,291)
         Inventories, net                                            (777,839)        (3,242,319)
         Other current assets                                        (624,911)        (3,884,281)
         Other assets                                                (180,561)            28,623
    Increase in:
         Accounts payable and accrued expenses                      2,150,845          9,269,758
                                                                 ------------       ------------

Net cash used in operating activities                              (4,417,003)        (7,807,183)
                                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                      --          (32,197,169)
  Capital expenditures                                                (14,653)          (932,773)
  Purchase of domain name and mailing list                             (4,000)          (250,000)
                                                                 ------------       ------------

Net cash used in investing activities                                 (18,653)       (33,379,942)
                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                 --           50,149,499
  Proceeds from stock subscription receivable                            --            2,500,000
  Net proceeds from issuance of promissory notes                    3,651,017               --
  Exercise of warrants to purchase common stock                          --               30,000
  Payments of promissory notes                                           --           (4,212,084)
  Preferred stock issuance expenses                                      --               (3,208)
  Payments of capital lease obligation                                (25,466)           (55,790)
                                                                 ------------       ------------

Net cash provided by financing activities                           3,625,551         48,408,417
                                                                 ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (810,105)         7,221,292

CASH AND CASH EQUIVALENTS, beginning of period                      2,320,548          2,983,283
                                                                 ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                         $  1,510,443       $ 10,204,575
                                                                 ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITY:
Purchase of computer equipment under capital lease               $    137,738       $      5,475
Exercise of stock options                                                --                3,625
Deferred compensation                                                    --              857,337
Accumulated other comprehensive loss                                     --             (102,253)
Conversion of preferred stock into common stock                          --            4,845,897
Accretion of issuance costs on preferred stock                           --              (12,719)

The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

             Statement of Changes in Stockholders' (Deficit) Equity
                                   (unaudited)

                   For the Nine Months Ended October 31, 1999


                                                                   Accumulated
                                Common Stock         Additional        Other
                           ---------------------      Paid-in     Comprehensive   Accumulated      Deferred
                            Shares        Amount      Capital          Loss         Deficit      Compensation        Total
                           ---------   ---------   ------------   -------------   -----------    ------------    ------------
Balance, February 1,
1999                       8,479,727   $  84,797   $  5,441,012    $       --    $ (8,347,241)   $   (224,895)   $ (3,046,327)

Exercise of employee
   and consultant
   stock options             362,481       3,625         (3,625)           --              --              --                 0

Issuance of options
   to employees for
   services rendered            --          --          767,371            --              --          (767,371)              0

Issuance of options
   to consultants
   for services                 --          --           89,966            --              --           (89,966)              0
   rendered

Amortization of
   deferred
   compensation                 --          --             --              --              --           419,282         419,282

Unrealized loss on
   available-for-sale
   securities                   --          --             --          (102,253)           --              --          (102,253)

Exercise of warrant
   into common stock          11,280         113         29,887            --              --              --            30,000

Capitalized lease
   interest funded
   by warrant                   --          --              559            --              --              --               559

Accretion of
   issuance costs on
   preferred stock              --          --          (12,719)           --              --              --           (12,719)

Conversion of
   preferred stock
   into common stock       1,678,286      16,783      4,829,114            --              --              --         4,845,897

Proceeds from
   issuance of
   common stock in
   connection with
   an initial public
   offering, net of        3,700,000      37,000     50,112,499            --              --              --        50,149,499
   issuance costs

Net loss                        --          --             --              --       (10,510,222)           --       (10,510,222)
                        ------------   ---------   ------------    ------------    ------------    ------------    ------------
Balance, October 31,
1999                      14,231,774   $ 142,318   $ 61,254,064    $   (102,253)   $(18,857,463)   $   (662,950)   $ 41,773,716
                        ============   =========   ============    ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       FINANCIAL STATEMENT PRESENTATION

         The accompanying financial statements have been prepared by Alloy Online, Inc. ("Alloy"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at October 31, 1999 and for all periods presented have been made. The results of operations for the periods ended October 31, 1999 and 1998 are not necessarily indicative of the operating results for a full year.

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

3.       AVAILABLE-FOR-SALE SECURITIES

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of October 31, 1999, Alloy classified its entire portfolio of marketable securities as available-for-sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of Stockholders' Equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest, are included in Interest Income. Realized gains and losses are included in Other Income. The cost of securities sold is based on the specific identification method. Alloy's investments in debt securities are diversified among investment grade securities in accordance with our investment policy.

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

                               ALLOY ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

5.       STOCK OPTIONS

         In April 1999, Alloy's stock option plan was amended to reserve up to 4,000,000 shares of Common Stock for issuance under the plan. In the nine month period ended October 31, 1999, options to purchase 1,329,410 shares of common stock were granted to 43 employees, three consultants and two board members of Alloy. These options become exercisable over a period ranging from immediately to four years from the date of grant. The exercise prices of the options range from $0.60 per share to $26.25 per share. The total compensatory cost associated with the granting of these options is $857,000, as calculated pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Of this amount, $376,000 has been recognized as compensation expense during the nine months ended October 31, 1999, in accordance with the vesting provisions of these options. The remaining $481,000 has been included in deferred compensation and will be charged to expense in accordance with the vesting provisions of these options as the employee and consultant services are performed.

         Additionally, options to purchase 362,481 shares of Alloy's common stock were exercised during the nine months ended October 31, 1999. These options had a weighted average exercise price of $0.68 per share.

6.       NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share:

                                                    Three Months                        Nine Months
                                                   Ended Oct. 31,                      Ended Oct. 31,
                                          ------------------------------     -------------------------------
                                                1998             1999              1998              1999
                                          ------------      ------------      ------------      ------------
Numerator:
   Loss before extraordinary item         $ (1,901,447)     $ (4,895,489)     $ (5,379,012)     $(10,275,433)

   Accretion of preferred stock                   --                --                --             (12,719)
                                          ------------      ------------      ------------      ------------
   Loss before extraordinary item
   available to common stockholders         (1,901,447)       (4,895,489)       (5,379,012)      (10,288,152)

    Extraordinary item                            --                --                --            (234,788)
                                          ------------      ------------      ------------      ------------
    Net loss                              $ (1,901,447)     $ (4,895,489)     $ (5,379,012)     $(10,522,940)
                                          ============      ============      ============      ============
Denominator:
   Basic weighted average shares
   outstanding                               8,479,727        14,231,774         8,479,727        12,175,624

   Nominal issuances of stock options          474,153              --             474,153              --
                                          ------------      ------------      ------------      ------------
   Diluted weighted average shares
   outstanding                               8,953,880        14,231,774         8,953,880        12,175,624
                                          ============      ============      ============      ============
Basic loss per share before
extraordinary item                        $      (0.22)     $      (0.34)     $      (0.63)     $      (0.84)

Diluted loss per share before
extraordinary item                        $      (0.21)     $      (0.34)     $      (0.60)     $      (0.84)

Basic net loss per share                  $      (0.22)     $      (0.34)     $      (0.63)     $      (0.86)

Diluted net loss per share                $      (0.21)     $      (0.34)     $      (0.60)     $      (0.86)

                               ALLOY ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

         Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share" in the above calculations. Basic and diluted loss per share in the periods prior to the Offering are also computed pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 requires that all equity instruments issued at nominal prices prior to the effective date of an initial public offering be included in the calculation of basic and diluted loss per share as if they were outstanding for all periods presented whether or not the impact is dilutive. In accordance with SFAS No. 128 and SAB 98, after Alloy's initial public offering of shares of common stock (the "Offering"), the nominal issuances are included in the total option pool and assessed for dilution as is normally done under SFAS No. 128.

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

9.       SUBSEQUENT EVENTS

         On November 10, 1999, Alloy filed a Registration Statement on Form S-8 to register shares of Common Stock underlying the Alloy stock option plan and employee stock purchase plan. On December 6, 1999, Alloy completed the acquisition of substantially all of the assets and assumed certain liabilities of Celebrity Sightings, LLC.

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

         We were incorporated in January 1996, launched our Web site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues have been generated through merchandise sales; however, we expect sponsorship and other revenues to increase in future periods as a result of our plan to increase visitors to our Web site and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our initial public offering (the "Offering") and received approximately $50.1 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to the Offering.

         We incurred net losses of approximately $118,000 for the fiscal year ended January 31, 1997, $1.9 million for the fiscal year ended January 31, 1998, $6.4 million for the fiscal year ended January 31, 1999, and $10.5 million for the nine months ended October 31, 1999. As with prior periods, these net losses resulted primarily from the costs associated with developing our Web site and database of Generation Y boys and girls, attracting users to our Web site and establishing the Alloy brand. Because of our plans to invest heavily in marketing and promotion, to hire additional employees and to develop our Web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustained in future periods.

RESULTS OF OPERATIONS

         The following tables set forth the statement of operations data for the periods indicated as a percentage of revenues. Any trends reflected by the following tables may not be indicative of future results.

                                                       THREE MONTHS ENDED OCTOBER 31,
                                                        1998                    1999
                                                        ----                    ----
Net merchandise revenues .....................          98.6%                   94.2%
Sponsorship and other revenues ...............           1.4                     5.8
                                                       -----                   -----
   Total revenues ............................         100.0                   100.0
Cost of goods sold ...........................          51.1                    45.2
                                                       -----                   -----
Gross profit .................................          48.9                    54.8
Operating expenses:
   Selling and marketing .....................          88.3                    99.7
   General and administrative ................          15.9                    15.3
                                                       -----                   -----
   Total operating expenses ..................         104.2                   115.0
                                                       -----                   -----
Loss from operations .........................         (55.3)                  (60.2)
Interest (expense) income, net ...............          (3.1)                    6.6
                                                       -----                   -----
Net loss .....................................         (58.4)%                 (53.6)%
                                                       =====                   =====


COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1998 AND 1999

         Revenues

         Merchandise Revenues. Net merchandise revenues increased 167.8% from $3.2 million in the three months ended October 31, 1998 to $8.6 million in the three months ended October 31, 1999. The increase in merchandise revenues in the three months ended October 31, 1999 was due primarily to the significant increase in orders driven by our expanded database of Generation Y buyers and prospects to which we marketed in the quarter.

         Sponsorship and Other Revenues. Sponsorship and other revenues amounted to $524,000 in the three months ended October 31, 1999 as compared to $46,000 in the three months ended October 31, 1998. The increase in sponsorship and other revenues in the three months ended October 31, 1999 resulted from the increased number of visitors to our Web site and the commercial relationships with advertisers we are developing through our in-house advertising sales group.

         Cost of Goods Sold

         Cost of goods sold consists of the cost of the merchandise sold by Alloy plus the freight cost to deliver the merchandise to the warehouse. Our cost of goods sold increased 147.7% from $1.7 million in the three months ended October 31, 1998 to $4.1 million in the three months ended October 31, 1999. The increase in cost of goods sold was due primarily to the increase in product sales volume. Alloy's gross profit as a percentage of total revenues increased from 48.9% in the three months ended October 31, 1998 to 54.8% in the three months ended October 31, 1999 due to our improved merchandise mix, increased purchasing power and growing high margin sponsorship and other revenues.

         Operating Expenses

         Selling and Marketing. Selling and marketing expenses consist primarily of Alloy catalog production and mailing costs; our call center and fulfillment operations expenses; salaries of our sales and marketing personnel; marketing costs; and expenses related to the development, maintenance and marketing of our Web site. These expenses increased 216.3% from $2.9 million in the three months ended October 31, 1998 to $9.1 million in the three months ended October 31, 1999 due to the increased costs incurred in marketing to our expanded database, increased Web site promotion and development, and the hiring of selling and marketing staff. As a percentage of total revenues, our selling and marketing expenses increased from 88.3% in the three months ended October 31, 1998 to 99.7% in the three months ended October 31, 1999. The increase was primarily driven by our expanded Web site marketing efforts and the hiring of additional sales and marketing personnel.

         We expect selling and marketing expenses to increase significantly in future periods. As with prior periods, these increases will be principally related to hiring additional sales and marketing personnel and increased spending on advertising in a variety of media to increase brand awareness, attract additional visitors to our Web site and grow online merchandise sales. There can be no assurance that these increased expenditures will result in increased visitors to our Web site or additional sales.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 170.6% from $517,000 in the three months ended October 31, 1998 to $1.4 million in the three months ended October 31, 1999. As a percentage of total revenues, our general and administrative expenses decreased from 15.9% in the three months ended October 31, 1998 to 15.3% in the three months ended October 31, 1999. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred as a result of becoming a public company, such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

         Loss from Operations

         As described above, we have continued to invest heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to our Web site and increase the number of our employees to support a growing operation. For the foregoing reasons, our loss from operations increased from $1.8 million in the three months ended October 31, 1998 to $5.5 million in the three months ended October 31, 1999.

         Interest (Expense) Income, Net

         Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We incurred net interest expense of $101,000 in the three months ended October 31, 1998 due to the interest expense resulting from our issuance of promissory notes in May 1998, which exceeded our interest earned on cash balances held. In the three months ended October 31, 1999, we generated net interest income of $600,000 due to the investment of the proceeds raised in the Offering.

                                                       NINE MONTHS ENDED OCTOBER 31,
                                                        1998                   1999
                                                       -----                  -----
Net merchandise revenues .....................          99.2%                  94.2%
Sponsorship and other revenues ...............           0.8                    5.8
                                                       -----                  -----
   Total revenues ............................         100.0                  100.0
Cost of goods sold ...........................          56.3                   46.9
                                                       -----                  -----
Gross profit .................................          43.7                   53.1
Operating expenses:
   Selling and marketing .....................         102.6                  103.4
   General and administrative ................          19.3                   22.4
                                                       -----                  -----
   Total operating expenses ..................         121.9                  125.8
                                                       -----                  -----
Loss from operations .........................         (78.2)                 (72.7)
Interest (expense) income, net ...............          (2.1)                   6.4
                                                       -----                  -----
Loss before extraordinary item ...............         (80.3)                 (66.3)
Extraordinary item ...........................           0.0                   (1.5)
                                                       -----                  -----
Net loss .....................................         (80.3)%                (67.8)%
                                                       =====                  =====


COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 1998 AND 1999

         Revenues

         Merchandise Revenues. Net merchandise revenues increased 119.5% from $6.6 million in the nine months ended October 31, 1998 to $14.6 million in the nine months ended October 31, 1999. The increase in merchandise revenues in the nine months ended October 31, 1999 was due primarily to the significant increase in orders driven by our expanded database of Generation Y buyers and prospects to which we marketed in the period.

         Sponsorship and Other Revenues. Sponsorship and other revenues amounted to $906,000 in the nine months ended October 31, 1999 as compared to $52,000 in the nine months ended October 31, 1998. The increase in sponsorship and other revenues in the nine months ended October 31, 1999 resulted from the increased number of visitors to our Web site and the commercial relationships with advertisers we are developing through our in house advertising sales group. Programs to take advantage of the increased number of visitors to our Web site and our introduction of new online services did not begin generating material revenue until the third quarter of fiscal 1998.

         Cost of Goods Sold

         Cost of goods sold consists of the cost of the merchandise sold by Alloy plus the freight cost to deliver the merchandise to the warehouse. Our cost of goods sold increased 92.9% from $3.8 million in the nine months ended October 31, 1998 to $7.3 million in the nine months ended October 31, 1999. The increase in cost of goods sold was due primarily to the increase in product sales volume. Alloy's gross profit as a percentage of total revenues increased from 43.7% in the nine months ended October 31, 1998 to 53.1% in the nine months ended October 31, 1999 due to our improved merchandise mix, increased purchasing power and growing high margin sponsorship and other revenues.

         Operating Expenses

         Selling and Marketing. Selling and marketing expenses consist primarily of Alloy catalog production and mailing costs; our call center and fulfillment operations expenses; salaries of our sales and marketing personnel; marketing costs; and expenses related to the development, maintenance and marketing of our Web site. These expenses increased 133.1% from $6.9 million in the nine months ended October 31, 1998 to $16.0 million in the nine months ended October 31, 1999 due to the increased costs incurred in marketing to our expanded database, increased Web site promotion and development and the hiring of selling and marketing staff. As a percentage of total revenues, our selling and marketing expenses increased from 102.6% in the nine months ended October 31, 1998 to 103.4% in the nine months ended October 31, 1999. Increased expenditures on Web site advertising programs and sales and marketing personnel offset improved efficiencies in our fulfillment operations due to our renegotiated fulfillment services contract and the increased percentage of orders and catalog requests coming through our Web site.

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

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 168.3% from $1.3 million in the nine months ended October 31, 1998 to $3.5 million in the nine months ended October 31, 1999. As a percentage of total revenues, our general and administrative expenses increased from 19.3% in the nine months ended October 31, 1998 to 22.3% in the nine months ended October 31, 1999. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred as a result of being a public company, such as increased professional fees, insurance premiums and public relations costs. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

         Loss from Operations

         As described above, we have invested heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to our Web site and increase the number of our employees to support a growing operation. For the foregoing reasons, our loss from operations increased from $5.2 million in the nine months ended October 31, 1998 to $11.3 million in the nine months ended October 31, 1999.

         Interest (Expense) Income, Net

         Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We incurred net interest expense of $139,000 in the nine months ended October 31, 1998 due to the interest expense resulting from our issuance of promissory notes in May 1998, which exceeded our interest earned on cash balances held. In the nine months ended October 31, 1999, we generated net interest income of $993,000 due to the investment of the proceeds raised in our initial public offering in May 1999.

         Extraordinary Item

         As a result of the early retirement of our outstanding promissory notes upon the closing of the Offering, we incurred a one-time extraordinary charge of $235,000 in the nine months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. In May 1999, we raised approximately $50.1 million in net proceeds upon the closing of the Offering. At October 31, 1999, we had approximately $10.2 million of cash and cash equivalents and a further $32 million of marketable securities. Our principal commitments at October 31, 1999 consisted of accounts payable and obligations under our capital and operating leases.

         Net cash used in operating activities was $4.4 million in the nine months ended October 31, 1998 and $7.8 million in the nine months ended October 31, 1999. The principal use of cash in both periods was to fund our losses from operations.

         Cash used in investing activities has consisted of the purchase of marketable securities with a portion of the proceeds from the Offering; capital expenditures for computers, office furniture and equipment; and the acquisition of certain intangible assets. Following the Offering, we purchased approximately $32.2 million in marketable securities in the nine months ended October 31, 1999. Reflecting the increased pace of business growth and Web site traffic, our capital expenditures rose from $15,000 in the nine months ended October 31, 1998 to $933,000 in the nine months ended October 31, 1999. In the nine months ended October 31, 1999 we also acquired a Web site domain name and a customer mailing list in separate transactions for a total of $250,000.

         Net cash provided by financing activities was approximately $3.6 million in the nine months ended October 31, 1998 from the sale of promissory notes in May 1998. In the nine months ended October 31, 1999, we received $50.1 million in net proceeds from the Offering, as well as the second $2.5 million cash installment from the sale of our Series A Convertible Preferred Stock to Brand Equity Ventures. After the closing of the Offering on May 19, 1999, we repaid $4.2 million of principal and accrued interest on our promissory notes. In addition, upon the consummation of the Offering in May 1999, all outstanding shares of Series A Convertible Redeemable Preferred Stock were converted into 1,678,286 shares of common stock.

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

         State of Readiness. The four third-party vendors upon whom we materially rely are Harrison Fulfillment Services, our fulfillment services and call center provider; OneSoft Corporation, which maintains our Web site and provides our connection to the Internet; Quad/Graphics, Inc., our commercial printer; and the United States Postal Service, our mail carrier. We have sought confirmation from these four vendors that their systems are Year 2000 compliant. In June 1999, Harrison Fulfillment Services successfully converted our fulfillment operations to a system and hardware platform that they represent to be Year 2000-compliant. OneSoft has represented to us that the software it uses to run our Web site is Year 2000 compliant. We have reviewed Year 2000 readiness disclosure statements prepared by the U.S. Postal Service and Quad/Graphics. According to the November 1999 Year 2000 readiness newsletter provided by the U.S. Postal Service on its Web site, all critical components, mission-critical data and automated mail processing systems have been fixed, tested and independently verified. According to Quad/Graphics' Y2K Readiness Disclosure letter, all manufacturing equipment has been examined, checked and corrected to ensure continuance of manufacturing operations across the century change. In addition, Quad/Graphics expects no disruptions resultant from Year 2000 issues affecting its communications infrastructure, supply chain or electricity supply. We believe, from information provided in the Year 2000 disclosures, that both the U.S. Postal Service and Quad/Graphics are materially Year 2000 compliant as it pertains to the business services they supply us.

         We do not expect to experience any material adverse effects on our business, financial condition or results of operations from any other vendor, distributor or supplier who may experience Year 2000 problems.

         We have conducted an internal assessment of all material information technology and non-information technology systems at our headquarters and at OneSoft, our Website host, including our accounting software, our servers and related software, our personal computers and related software and our telephone system. The assessment revealed that all mission critical software and hardware systems in our corporate headquarters and OneSoft was 100% Year 2000 Compliant. We are not currently aware of any Year 2000 problems relating to mission critical or non-critical systems which would have a material adverse effect on our business, financial condition or results of operations. Any systems discovered to be non-compliant will be made Year 2000 compliant through normal upgrades of our software or hardware, or, when necessary, replacement of our software or hardware.

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

         Contingency Plan. As discussed above, we have engaged in an ongoing Year 2000 assessment of our internal systems and the systems of our principal third-party vendors. As a result of our internal Year 2000 assessment and the confirmations, representations and information provided to us by our principal third-party vendors, we have not implemented a Year 2000 contingency plan.

         In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, credit card companies and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our users, decrease the use of the Internet or prevent users from accessing our services, any of which would have a material and adverse effect on our business, results of operations and financial condition.

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

FORWARD LOOKING STATEMENTS

         This report may contain forward-looking statements that involve risks and uncertainties, including statements regarding our ability to increase revenues and generate multiple revenue streams and increase visitors to our Web Site; our ability to develop our sales and marketing teams; our ability to capitalize on our sales and marketing efforts; our ability to capitalize on our sponsorship, advertising and other revenue opportunities; our ability to build the Alloy brand name and develop our on-line community; our ability to develop commercial relationships with advertisers; our Web site's appeal to marketers; our ability to meet anticipated cash needs for working capital and capital expenditures for the next 24 months; and the Year 2000 compliance of our internal systems and third-party systems. Our actual results could differ materially from those projected in the forward-looking statements and reported results should not be considered an indication of our future performance. Factors that might cause or contribute to such differences include, among others, our expected future losses; our planned sales and marketing campaigns may not attract sufficient additional visitors to our web site; our planned sales and marketing campaigns may not increase our revenues or generate additional revenue streams; we lack experienced management and personnel; we may fail to establish an effective internal sales and marketing organization to attract sponsorship, advertising and other revenues; we may not be able to adapt as internet technologies and customer demands continue to evolve; increased competition in the online commerce market would reduce our revenues; and we would lose revenues and incur significant costs if our systems or material third-party systems are not Year 2000 compliant.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)  Not applicable.

         (b) Not applicable.

         (c)-(d) In connection with Alloy's initial public offering, Alloy sold 3,700,000 shares of its Common Stock and received net offering proceeds of approximately $50.1 million. On May 13, 1999, the Securities and Exchange Commission declared Alloy's Registration Statement on Form S-1 (file No. 333-74159) effective.

         The following table sets forth Alloy's cumulative use of net offering proceeds as of October 31, 1999:

Construction of plant, building and facilities:..................   $        --
Purchase and installation of machinery and equipment:............       800,000
Purchase of real estate:.........................................            --
Acquisition of other business(es):...............................            --
Repayment of indebtedness:.......................................     4,200,000
Working capital  ................................................       200,000
Temporary investments:...........................................
      investment grade fixed income securities:                      38,300,000
General corporate purposes ......................................     6,600,000

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

Exhibit No. 27    Financial Data Schedule

(B) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended October 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLOY ONLINE, INC.

Date:    December 14, 1999                 By: /s/ Samuel A. Gradess
                                               ---------------------
                                           Samuel A. Gradess,
                                           Chief Financial Officer
                                           (Principal Accounting and
                                             Financial Officer)

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