Form 10-K405
period 2000-01-31
ALLOY ONLINE INC
filed 2000-05-01
CIK 1080359

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 2000

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________.

                      Commission File Number:  000-26023

                               ALLOY ONLINE, INC.
                Exact name of registrant as specified in charter

        DELAWARE                                      04-3310676
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation  or organization)


                       151 WEST 26TH STREET, 11TH FLOOR
                              NEW YORK, NY  10001
                    (Address of principal executive office)

                                (212) 244-4307
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $0.01

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on April 1, 2000, was $177,554,640 based on the last sale price as reported by The Nasdaq Stock Market's National Market.

     As of April 1, 2000, the Registrant had 14,700,460 shares of Common Stock outstanding.

Documents Incorporated By Reference

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART I

ITEM 1.  BUSINESS.
         --------

OUR BUSINESS

     Alloy Online is a leading Web site and direct marketer providing community, content and commerce to Generation Y, the 56 million boys and girls between the ages of 10 and 24. Our convergent media model, which combines our Web site, www.alloy.com, our Alloy Online e-zine and our Alloy catalog, has a total reach of more than 10 million individuals per month. Together, these components offer a unique blend of services, through which Generation Y boys and girls can interact, share information, explore compelling and relevant content and shop for a variety of merchandise, including boys and girls apparel, accessories, music, cosmetics and room furnishings. Due to these services, our Web site generated approximately 1.1 million unique visitors according to Media Metrix, Inc. in March 2000, up from approximately 263,000 in April 1999, and approximately 1.7 million users have registered to receive our weekly electronic magazine, Alloy E-Zine. We believe our Web site represents one of the largest and most vibrant Generation Y communities on the Internet. This growing community drives merchandise sales, our principal source of revenues, and positions us to be a leading channel for marketers that are increasingly looking to the Internet to reach this growing and influential consumer group.

INDUSTRY BACKGROUND

   The Internet

     Growth of the Internet and Online Commerce. The Internet has rapidly become a significant global medium for communications, entertainment, news, information and commerce. International Data Corporation, a market research firm, estimates the number of users accessing the Internet will increase from approximately 100 million in 1998 to approximately 320 million by the end of 2002. As Internet use has grown, shopping online has become increasingly popular, and the number of people who buy products and services on the Internet is growing rapidly. According to International Data Corporation, online commerce transactions to the home are expected to increase from approximately $11 billion in 1998 to approximately $94 billion in 2002.

     Emergence of Community Web Sites. An important development on the Internet has been the emergence of community Web sites. Community sites provide a single online destination where like-minded users can interact and quickly find pertinent information, products and services related to their particular interests or needs. Community sites generally offer free services including access to e-mail accounts, chat rooms, message boards, news and entertainment. Through these features, online communities seek to establish a close relationship with their audience and evolve over time according to the interests of their members. As a result, we believe that users tend to be loyal to and spend more time online at community sites.

     Growth of Online Advertising. The Internet has become an attractive medium for advertisers, offering a level of targetability, flexibility, interactivity and measurability not available in traditional media. The Internet enables advertisers to demographically target their messages to specific groups of consumers as well as to change their advertisements frequently in response to market factors, current events and consumer feedback. Moreover, advertisers can track more accurately the effectiveness of their advertising messages by receiving reports of the number of advertising "impressions" delivered to consumers and the resulting "click-through" rate to their Web sites. Jupiter Communications, Inc. estimates that the amount of Internet advertising in the U.S. will grow from approximately $1.9 billion in 1998 to $7.7 billion by 2002, a compound annual growth rate of 42%.

     Online Direct Marketing. The Internet permits the capture of valuable customer demographic and preference information. This allows direct marketers to target electronic offers of products and services directly to consumers with desirable characteristics and interests. Direct marketers have traditionally relied on print media, mail and telemarketing to reach their customers. By virtue of the Internet, direct marketers are able to increase response rates and reduce the cost per transaction.

   Generation Y

     The Growing Economic Importance of Generation Y. In the United States, Generation Y is made up of the 56 million boys and girls between the ages of 10 and 24. The United States Census Bureau projects that Generation Y will continue to grow through 2015 when it will reach 63.5 million people, an increase of 12.8% from its 1998 level. Over the next 12 years, the Census Bureau estimates that the growth of Generation Y will outpace the growth of the general population by 19.5%. Generation Y also accounts for more than $250 billion in annual disposable income. We believe approximately 70% of Generation Y's disposable income is discretionary.

     Popularity of the Internet with Generation Y. Generation Y is the first generation to grow up with the Internet as a part of daily life. The Internet's graphical user interface, robust communication capabilities, dynamic content, and ability to rapidly disseminate and access information make it a popular medium for Generation Y. Based on eMarketer estimates, we believe that the number of teens and college students who regularly access the Internet at least twice a week for an hour or more will rise from an estimated 12.0 million in 1998 to 22.3 million by the year 2000. Industry analysts believe that increasing numbers of teens on the Internet will translate into increasing dollars for online retailers. According to eMarketer, in 1998, teens spent $143 million online, or one-quarter of 1% of their total annual expenditures on products and services. eMarketer further estimates that teen online spending will increase to $268 million in 1999, climbing to $1.3 billion by 2002.

THE ALLOY SOLUTION

     Alloy is a leading online destination focused exclusively on Generation Y. We have built a feature-rich Web site that addresses Generation Y's needs for community, content and commerce. Our Web site is a destination where Generation Y boys and girls can interact, share information, explore compelling and relevant content and shop. These online services are reinforced by our widely recognized Alloy brand which serves as a popular reference for the Generation Y lifestyle. With approximately 1.1 million unique visitors in March 2000, we believe that we have aggregated one of the largest and most vibrant Generation Y communities on the Internet. This focused Generation Y community offers a valuable channel for advertisers and direct marketers to efficiently and effectively reach their desired audience.

     We satisfy the needs of Generation Y through a site with the following attributes:

     . Community. Based on the feedback of our visitors, our community is a "cool" environment for Generation Y boys and girls to interact, share their ideas, express their opinions and develop their interests. We facilitate communication among our Web site users through a variety of free interactive services such as e-mail, instant messaging and real-time chat. Additionally, we provide member-generated interactive content areas such as personal homepage hosting services, topical message boards and opinion polls and surveys. Our Generation Y-focused editorial staff also provides advice in areas of interest to users, such as relationships and fashion, in a forum where our users can express their opinions. We believe that the sense of community we promote fosters loyalty among our users and increases the amount of time they spend on our site.

     . Content. Our Web site provides regularly updated content on topics of interest to Generation Y boys and girls, including music, relationships, celebrities, horoscopes, gossip, fashion trends, current events, sports and a variety of other key topics. Our professional editorial staff aggregates content from a variety of sources and develops an edited presentation of the most compelling and relevant Generation Y content. Additionally, our editors create selected original content in specific areas of interest to our users. We believe that by continually refreshing our content we have positioned Alloy as a daily online information and entertainment source for Generation Y.

     . Commerce. Our community and content services attract a significant number of Generation Y users to our Web site and enable us to provide a trusted, appealing environment in which to shop. Alloy offers Generation Y a wide range of products that are specifically geared to their interests and tastes. We currently offer boys and girls apparel, outerwear, accessories, footwear, cosmetics and room furnishings. To encourage first-time and repeat Web purchases, we also offer frequent product promotions and specials. Our product offerings are selected from a wide range of the most popular brands and are continually updated to keep pace with trends and seasons. We offer many of the same products through our Alloy catalog frequently distributed throughout the year. We believe the catalog not only adds significantly to our sales but also is a key driver of additional users to our Web site.

     . Targeted cost-effective medium for advertisers and direct marketers. As a leading online destination for Generation Y, Alloy provides marketers with a powerful channel to target this important consumer group. Our Web site is organized around specific content areas that allow marketers to deliver highly targeted messages to users with specific interests. Additionally, as a result of our large online user base, we are able to compile valuable demographic and customer preference information. With approximately 1.7 million registered users, of which approximately 65% are girls/35% are boys, we offer direct marketers the ability to effectively reach their targeted consumer group. We currently offer marketers run-of-site and premium placement advertisements, sponsorship of an electronic newsletter, space in our widely circulated Alloy lifestyle catalog and sponsorship of special contests.

OUR STRATEGY

     Alloy's objective is to become the leading Generation Y online destination. We intend to achieve our objective through the following strategies:

     Maintain Single Brand Focus. We will continue to build Alloy as a single brand known for high quality, Generation Y-focused community, content and commerce for both boys and girls. Rather than dividing our marketing resources across multiple brands and Web sites, we seek to maximize the impact of our marketing efforts by promoting a single brand. We believe this allows us to attract visitors to our Web site and build customer loyalty rapidly and efficiently. We run a national campaign in traditional and online media and continue to use our popular Alloy catalog to reinforce the Alloy brand.

     Pursue Additional Revenue Opportunities. We intend to increase online revenues by taking advantage of our targeted community, our database of over 3.2 million Generation Y names, our proven direct marketing capabilities and our substantial experience in marketing to Generation Y. We intend to expand our product and service offerings to create multiple and recurring revenue streams. These revenue streams may include:

     . sales of additional product categories;
     . sales of advertising and sponsorships on our Web site and in our catalog and e-zine; and
     . sales of third-party services.

     Strengthen Co-ed Community. We will continue to foster a community that appeals to both boys and girls. We believe that a successful Generation Y community site is largely dependent on dynamic boy-girl interaction. We will continue to create an engaging environment for youths of both sexes to meet and "hang out" by presenting information, products and services that have co-ed appeal.

     Continue to Improve User Experience. We intend to enhance the appeal of our Web site by aggressively developing our content, services and community-oriented features. We aggregate, edit and continually refresh high quality and popular information, products and services to satisfy the evolving interests and tastes of Generation Y. Recent content additions to our Web site include downloadable music and videos, auctions and teen celebrity information. Recent technology-driven enhancements to our Web site include Alloy e-postcards, Alloy e-Invites, and streaming audio and video. We also intend to continue to provide more personalized features and to make the user interface as easy-to-use, engaging and fast as possible.

     Attract Additional Visitors to Our Web Site. We intend to attract an increasing number of visitors to our Web site through promotional campaigns in traditional and online media. Through traditional media, we will continue to market aggressively our Web site via our Alloy catalog, which leverages our integrated direct mail and online offerings. We also intend to initiate new campaigns via broadcast and print media. Online, we intend to increase our advertising and expand our content syndication and other relationships with heavily-trafficked Web sites. We also intend to explore cross-promotional opportunities and product tie-ins that attract additional visitors to our Web site.

     Enhance Web Site and Technology Infrastructure. We will continue to invest in infrastructure technologies and transaction-processing systems to support our expected growth. We will continue to incorporate third-party technologies that will efficiently and effectively support our fulfillment, commerce, transaction processing and communications capabilities. We also intend to increase the automation and efficiency of our supply chain and fulfillment activities to enhance our customers' shopping experience.

     Expand Internationally. We believe that significant opportunities exist to address the global adoption of the Internet and the international demand for Generation Y-focused community, content and commerce. The size of Generation Y internationally and the emergence of a global youth culture that is heavily influenced by the U.S. present substantial overseas opportunities. We believe that an early presence in these markets will enhance our long-term competitive position. Towards that end, we opened a Japanese language store on our Web site in November 1999, which to date has not had any material impact on our revenues or costs. We intend to further explore these opportunities to extend the reach of the Alloy brand and to create strategic relationships in important international markets.

OUR WEB SITE

     Our homepage, www.alloy.com, contains areas that satisfy Generation Y's needs for community, content and commerce. The majority of the features and services of our Web site are accessible by all users; however, registration is required for access to a number of our free community services. Our homepage contains the following features and services:

1. Today in Alloy. This channel of our Web site contains daily features, including the latest news, celebrity gossip, horoscopes, special promotional offers, user surveys and more.

2. Shop. This is the main purchasing area of our Web site where online shopping is designed to be fun, safe and simple. We carry over 500 different products from over 70 vendors that include boys and girls apparel, outwear, footwear, accessories, cosmetics and room furnishings.

3.  Get Free E-mail.  We provide free e-mail service for our users.

4. Connect. This channel contains a number of the community-oriented features for our Web site.

5. Celebrity Central. This channel provides celebrity news and gossip as well as more than 20 official celebrity Web Sites.

6. Entertainment. This channel presents updated music-related news about bands, artists, CDs, events and concert schedules; news and features about television and movies; Alloy radio, music, videos, movie previews and an MP3 search engine.

7. Alloy Invites. This channel allows users to send invitations via email for a variety of occasions in one easy step. After the invitations are sent, Alloy Invites tallies the RSVP's for the user and displays group feedback and decisions on a private personalized group event web page.

8. Advice & Articles. This channel highlights our advice columns and special articles.

9. Fashion & Beauty. This channel highlights the latest in Generation Y fashion and beauty trends.

10. Alloy Sports and Games. This channel provides updated news about
    Generation Y sports including skateboarding, snowboarding and other sports, and online computer classic, alternative and animated games.

11. Alloy E-Zine. This channel allows users to easily subscribe to the Alloy e-mail E-Zine.

12. Auctions. This channel provides an online marketplace where Alloy users can buy and sell a variety of merchandise, with a focus on merchandise that appeals to teenagers.

13. E-postcards. This channel allows users to send free personalized postcards by email. E-postcards are offered in a variety of different categories, including friendship, birthdays and holidays.

MARKETING AND PROMOTION

    We market and promote our unified Alloy brand through channels that we have developed as well as through traditional marketing channels. We believe we are able to powerfully communicate our marketing messages through our Alloy catalog and our Alloy E-Zine, a weekly broadcast e-mail to our registered users. Our catalog and E-Zine continually remind customers about events, promotions and other items of interest occurring online. We have complete control over how we promote our Web site through our catalog and our E-Zine, thus allowing more opportunities for our advertisers to reach Generation Y.

    The marketing channels that we have developed are as follows:

    . The Alloy Catalog. Our catalog serves as our primary offline marketing tool to attract users to our Web site and to reinforce the Alloy brand. With a projected 35 million catalogs to be circulated in 2000, we believe that our catalog's circulation will be larger than most major teen magazines including Seventeen, Teen and YM. Using an integrated marketing approach, we heavily promote our Web site and prominently display special events and online sales promotions throughout our catalog. We believe that our large circulation, as well as the integrated relationship between our catalog and our Web site, gives us an advantage over many of our competitors.

    . Direct Marketing. Our databases of over 3.2 million Generation Y boys and girls and approximately 1.7 million registered users of our Web site enable us to sell products and services using a variety of direct marketing techniques. We believe these individuals represent a desirable socioeconomic subset of the Generation Y demographic group who are receptive to our direct marketing messages. We are able to leverage our user database to deliver a weekly broadcast e-mail, Alloy E-Zine, that contains information about fashion, music, contests, special Alloy merchandise sales and links to our Web site. We intend to expand our use of broadcast e-mail to include more targeted messages and promotions to specific segments of our registered users. Additionally, we intend to use our database to target specific groups of individuals via direct mail with special online offers.

     We also promote, advertise and increase the visibility of our brand and attract new users and customers through the following methods:

     . Traditional and Internet Advertising. Our advertising efforts to date have blended offline and online. We believe that our strategy of using traditional offline media to generate online sales enables us to reach our target audience, build our brand name, control our promotional budgets more effectively and tie advertising to revenue. To maximize our visibility with our target audience, we advertise in Generation Y fashion, music and sports magazines such as Seventeen Magazine, YM, Teen, Rolling Stone and Snowboarder. We have selectively placed online advertising where we believed it to be most cost-effective.

     . Strategic Alliances. We have entered into strategic relationships with several Internet companies to increase the number of visitors to our Web site. We have existing relationships providing us with prominent exposure on such sites as Yahoo! Shopping, Yahoo!, MSN Hotmail, FashionMall.com, CatalogCity.com and CatalogLink.com. We intend to enter into additional strategic alliances with heavily trafficked Web sites.

     . Special Co-Promotions. We have structured high profile, co-promotion arrangements with a number of leading marketers including, among others, Eastman Kodak Company, The Procter and Gamble Company, Warner-Lambert Company and Johnson & Johnson. Because of our large community, strong brand and extensive distribution, these marketers have provided free products and services that we use as special promotions for the Alloy community. Promotions have included product give-aways, private movie screenings, exclusive music give-aways and celebrity online chats. These promotions help attract visitors to our Web site.

SPONSORSHIP AND ADVERTISING SALES

     We provide marketers with a large, demographically desirable Generation Y audience. We believe that our Web site visitors represent an attractive socioeconomic subset of active Generation Y consumers for companies focused on the youth market.

     For the year ended January 31, 2000, we derived less than 10% of our revenues from sponsorships and advertising. However, based upon our plans, we believe we will be able to generate increased revenues from sponsorship and advertising sales. During the last year we built an in-house ad sales force of eight sales professionals. Our sales team consults regularly with advertisers and agencies on design and placement of advertisements, sponsorships and promotions. Our advertising and sponsorship programs include the following:

     . Sponsorships. Sponsorships will allow advertisers to gain maximum exposure by sponsoring areas of our Web site. We offer sponsorship opportunities throughout our entire site. We also offer sponsorship advertising in Alloy E-Zine, our weekly electronic magazine distributed by e-mail to approximately 1.7 million subscribers.

     . Run-of-Site. Run-of-site rotations are banner advertisements that rotate on a random basis throughout our Web site, appealing to advertisers seeking to establish general brand recognition with our users. To date, participating advertisers have included Procter and Gamble, McDonald's, Eastman Kodak Company, Princeton Review, Sony Playstation and Partnership for a Drug Free America.

     . Targeted Advertising. Targeted advertising allows companies to deliver their advertisements to specific segments of our user base. This segmentation can be done by specific area of our Web site, by the time of day, user location or age.

     . Combination Print/Web Site Advertising. Unlike many of our competitors, we have the ability to offer selected combinations of print and Web site advertisements. With an estimated circulation of 35 million catalogs in 2000, we believe we offer advertisers the option to gain significant additional exposure to the Generation Y demographic group.

MERCHANDISING

     Our merchandising strategy is designed to minimize fashion risk and facilitate speed to market and product assortment flexibility. Our objective is to reflect, not to lead, Generation Y styles and tastes. We select merchandise from what we believe are the best existing designers and producers allowing us to stay current with the tastes of the market rather than to predict future fashion trends. Our buyers and merchandisers work closely with our many vendors to tailor products to our specifications, rather than design and produce our own line. By doing this, we are able to minimize design risk and make final product selections only two to three months before the products are brought to market, not the typical six to nine months for many apparel companies. We believe this strategy significantly reduces our trend risk and is consistent with our role as an "editor" of Generation Y lifestyle.

     Our organization and operational processes support our merchandising strategy. Our buyers have significant experience with retail and media companies that market to Generation Y. We believe our staff has a proven ability to identify desirable products and ensure that our vendors meet specific guidelines regarding product quality and production time. At present, we use primarily domestic vendors who must have the ability to produce and ship products within two to eight weeks. This speed to market gives us the flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of Generation Y.

     Our merchandising strategy also enables us to closely control our inventory levels. We typically purchase only approximately 50% of our initial sales estimates and rely on quick re-order ability. Because we do not make aggressive initial orders, we believe we are able to minimize our risk of excess inventory. Additionally, we use our Web site to offer special product prices as part of our "Bargain Basement" section and in the past have mailed various sales circulars to our customers to sell slower moving inventory.

     Alloy has created a strong brand presence among our vendor group. We believe that presence on our Web site and in our circulating catalog is a valuable marketing tool for our vendors and, as a result, our vendors typically grant us online and catalog exclusivity for each product we select. We believe this exclusivity makes the merchandise in the Alloy catalog more attractive to our target audience and protects us from direct price comparisons. At any one time, our merchandise selection includes more than 75 vendors. No vendor accounts for more than 5% percent of our sales. Brands currently offered through Alloy include nationally recognized names such as Vans, O'Neill and Roxy/Quiksilver, as well as smaller, niche producers, including Dawls, Free People and Mudd.

     A typical Alloy catalog is 72 to 96 pages, with approximately 400 unique items. Apparel for girls ranges from basics, such as shorts, jeans and T-shirts, to seasonal and fashion-oriented merchandise such as outerwear and swimwear, dresses and accessories. Boys' apparel includes shorts, T-shirts, jeans, outerwear and sports-related attire. Accessories include bags, watches, cosmetics and costume jewelry. Our footwear selections include sandals, platforms, sneakers, boots and flats. Room furnishings offered include sheets and bedding, picture frames, lamps and inflatable furniture.

ORDERING, FULFILLMENT AND CUSTOMER SERVICE

     In order to take, fulfill and ship orders, we use a full-service, integrated call center and fulfillment center with trained personnel. Our call center and fulfillment center for both the Alloy catalog and our Web site is provided by a specialized third party fulfillment services provider. Contracting with a third party has allowed us to grow rapidly without incurring major capital expenditures or dedicating management resources to build and staff an in-house call and fulfillment center. This has also allowed us to maintain a high level of customer service during our period of rapid growth. In May 2000, we will switch fulfillment services providers to take advantage of reduced rates and the more scalable and flexible fulfillment platform of our new provider. Our new provider will have over 400,000 square feet of warehouse space and a 400 seat call center in Martinsville, Virginia available to support Alloy's anticipated business growth.

     We also believe that high levels of customer service and support are critical to the value of our services and to retaining and expanding our customer base. Our trained customer service representatives are available 24 hours a day, 7 days per week through multiple toll-free telephone numbers. The representatives are able to guide customers through the order process, monitor order progress and provide general information about our products such as sizing advice and product features.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

     The technology infrastructure of our operations provides continuous availability of our online service. All of the critical components of the system are redundant, which allows continuous service in case of unexpected component failure, maintenance and upgrades.

     Currently, we license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing solutions. Our system hardware is hosted at OneSoft Corporation, a third-party facility in Annandale, Virginia. A group of systems administrators and network managers at OneSoft operate our Web site, network operations and transactions-processing systems and monitor our systems 24 hours a day, 7 days a week. Our infrastructure is scalable, allowing us to quickly adjust to our rapidly expanding user base.

     Our operations are dependent on our ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Our servers are powered by an uninterruptible power supply to provide back-up power supply at the operations facility within seconds of a power outage.

     Our systems are copied to backup tapes each night and regularly stored at an off-site storage facility. We have implemented these various redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control.

OPPORTUNITIES IN INTERNATIONAL MARKETS

     We believe that significant opportunities exist to address the global adoption of the Internet and the international demand for Generation Y-focused community, content and commerce. The size of the Generation Y population internationally and the emergence of a global youth culture that is heavily influenced by the U.S. present substantial overseas opportunities. For example, the European Union currently has 72 million people between the ages of 10 and 24, 16 million more than in the United States. Japan's Generation Y population numbers approximately 25 million. We believe that an early presence in these markets will enhance our long-term competitive position. Towards that end, we opened a Japanese language online store in November 1999. We intend to further explore the opportunities to extend the reach of the Alloy brand and to create strategic relationships in important international markets.

PURSUE STRATEGIC ACQUISITIONS

     We plan to continue to drive our traffic, market share and revenues through strategic acquisitions that offer opportunities to increase market share in our content categories, offer high traffic or bolster our convergent media model. In fiscal 1999, we made two strategic acquisitions to further these goals. These were:

     . We acquired all of the capital stock of 17th Street Productions, Inc., a leading developer and producer of media properties for teens. 17th Street Productions has produced approximately 150 books, including the Sweet Valley series, Roswell High, Fearless and Real Teens: Diary of a Junior Year. In addition to editorial, design and production, and licensing its properties to television and film, software, and foreign territories, 17th Street Productions markets and promotes its properties in conjunction with other teen brands such as Atlantic Records and Union Bay.

     . We acquired substantially all of the assets of Celebrity Sightings, LLC, which operates a leading teen entertainment-based web site destination that combines the elements of an online entertainment magazine with an online community of popular teen stars. We integrated the operations of Celebrity Sightings into our subsidiary Alloy Entertainment, Inc. and used the transferred assets to, among other things, establish our "Celebrity Central" Channel.

COMPETITION

     The online commerce market is new, rapidly evolving and intensely competitive. Current and new competitors can launch new Web sites at relatively low cost. Our catalog competes with other catalog retailers and direct marketers, some of which may specifically target our customers. We currently or potentially compete with a variety of other companies serving segments of the Generation Y market including various mail-order retailers, various Web-based retailers, various Generation Y traditional retailers, either in their physical or online stores, and various online service providers that offer products of interest to our Generation Y consumers, including America Online and Microsoft Network.

     Many of our current and potential store-based, catalog and online competitors have longer operating histories, larger customer or user bases and significantly greater financial, marketing and other resources than we do. In addition, competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products. If we face increased commerce competition, our business, operating results and financial condition may be materially and adversely affected.

     We compete for users and advertisers with many providers of community services, including companies that attempt, as we do, to target Generation Y consumers. These include Web sites primarily focused on the Generation Y demographic group, online service providers with teen-specific channels, such as America Online, and community Web sites, such as GeoCities, that may create Generation Y-specific communities.

     In addition, we could face competition in the future from traditional media companies, a number of which, including Disney, CBS and NBC, have acquired or invested in Internet companies. The Generation Y-focused magazines, such as Seventeen, YM or Teen, might devote additional efforts to their existing Web sites which would compete with us for users and advertising dollars.

     We believe that the strong Alloy brand combined with our ability to deliver targeted audiences to advertisers and the overall cost-effectiveness of the advertising medium we offer are principal competitive advantages. However, many of our competitors, current and potential, may have greater financial or technical resources and we could face additional competitive pressures that would have a material and adverse effect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY

     We have registered the Alloy name, among other trademarks, with the U.S. Patent and Trademark Office. Applications for the registration of our other trademarks and service marks are currently pending. We also use trademarks, tradenames, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others' intellectual property.

GOVERNMENT REGULATION

     We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. The Internet is rapidly evolving and there are few laws or regulations directly applicable to online commerce and community Web sites. Due to the increasing popularity and use of the Internet, governmental authorities in the United States and abroad may adopt laws and regulations to govern Internet activities. Laws with respect to online commerce may cover issues such as pricing, distribution and characteristics and quality of products and services. Laws with respect to community Web sites may cover content, copyrights, libel, obscenity and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business, results of operations and financial condition.

     Although our online transmissions generally originate in New York and Virginia, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. As our products and services are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or prosecute us for violations of their laws. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future.

     The U.S. Congress recently enacted the Children's Online Privacy Protection Act of 1998 or "COPPA". The Federal Trade Commission promulgated regulations implementing COPPA on October 21, 1999 which became effective on April 21, 2000. The principal COPPA requirements apply to Web sites, or those portions of Web sites, directed to children under age 13. COPPA mandates that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology. As a part of our efforts to comply with the new requirements, we have decided not to provide many of our services to children under the age of 13. This will likely dissuade some percentage of our customers from using our Web site, which may adversely affect our business. While we believe that our Web site is compliant with COPPA, our efforts may not have been successful. If this is the case, we may face litigation with the Federal Trade Commission or individuals, which would adversely affect our business.

     A number of government authorities are increasingly focusing on online privacy issues and the use of personal information. The Federal Trade Commission and several states have investigated the use by some Internet companies of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices. In addition, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of some information regarding Internet users. This directive may limit our ability to target advertising or collect and use information in some European countries.

EMPLOYEES

     As of January 31, 2000, we had approximately 120 full-time employees. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We consider relations with our employees to be good.

RECENT DEVELOPMENTS

     On April 14, 2000, Alloy consummated a financial and strategic arrangement with Liberty Digital, Inc., a subsidiary of Liberty Media Group, Inc., pursuant to which the Company issued 2,922,694 shares of its common stock to a subsidiary of Liberty Digital in exchange for $10 million in cash and 837,740 shares of Liberty Digital common stock. In addition, in connection with the transaction, we appointed Lee Masters, Liberty Digital's President and CEO, to fill a newly created vacancy on our board of directors. Mr. Masters' term expires in the year 2001.

ITEM 2.  PROPERTIES.
         -----------

     Our principal office is located at 151 West 26th Street, 11th Floor, New York, New York 10001, where we lease approximately 15,000 square feet of space. 17th Street Productions, our New York subsidiary, leases separate offices in New York City at 33 West 17th Street, 11th Floor, New York, New York, which consist of 4,000 square feet of space. Alloy Entertainment, our California subsidiary, leases its offices, which are located at 4134 Marina Del Rey Avenue, Marina Del Rey, California and consists of 3,000 square feet of space. We also lease approximately 7,000 square feet of space at 115 West 30th Street, 2nd Floor,
New York, New York, which houses a photo studio and certain customer service employees.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

     As of the date of the filing of this Form 10-K, we were not a party to any lawsuit or proceeding which is likely, in the opinion of management, to have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
         --------------------------------------------------
     No matters were submitted for a vote of stockholders of the Company during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

MARKET INFORMATION

     Our Common Stock began trading on The Nasdaq Stock Market's National Market on May 14, 1999 under the symbol "ALOY." The following table sets forth, for the period indicated, the high and low sales prices for our Common Stock, as reported by The Nasdaq National Market since it commenced public trading.

                                                                                       COMMON STOCK
                                                                               -----------------------------
FISCAL YEAR ENDED JANUARY 31, 2000                                                 HIGH            LOW
----------------------------------                                             ------------  ---------------
Second Quarter ended July 31, 1999 (from May 14, 1999).......................     $23.19         $ 9.75
Third Quarter ended October 31, 1999.........................................     $16.50         $ 8.75
Fourth Quarter ended January 31, 2000........................................     $22.12         $10.44

STOCKHOLDERS

     As of April 1, 2000, there were approximately 125 stockholders of record, and according to our estimates, approximately 3,000 beneficial owners of our common stock.

DIVIDENDS

     We have not paid cash dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, to finance our future growth.

UNREGISTERED SALES OF SECURITIES

     In November 1998 and February 1999, we raised gross proceeds of approximately $5.05 million from the issue and sale of a total of 1,487,843 shares of convertible preferred stock in a private placement to two investors at a price of $3.391 per share. Brand Equity Ventures I, L.P., purchased a total of 1,474,573 shares of convertible preferred stock at a price of $3.391 per share. Upon the closing of our initial public offering in May 1999, each outstanding share of convertible preferred stock was converted into 1.128 shares of common stock.

     On December 6, 1999, as partial consideration for our acquisition of substantially all of the assets of Celebrity Sightings, LLC, a California limited liability company, we issued 200,616 shares of unregistered common stock to Celebrity Sightings. 20,061 of these shares have been placed in escrow as security for the indemnification obligations of Celebrity Sightings to Alloy under the definitive Asset Purchase Agreement. The shares of unregistered common stock are subject to the restrictions set forth in an Investment Representation and Lockup Agreements between Alloy and Celebrity Sightings.

     On January 24, 2000, as partial consideration for our acquisition of all of the issued and outstanding capital stock of 17th Street Acquisition Corp., a New York corporation, and Daniel Weiss Associates, a subsidiary of 17th Street Acquisition, we issued 215,178 shares of unregistered common stock to the former stockholders of 17th Street Acquisition. 64,552 of these shares have been placed in escrow as security for the indemnification obligations of the former stockholders of 17th Street Acquisition to Alloy under the definitive Merger Agreement. The shares of unregistered common stock are subject to the restrictions set forth in separate Investment Representation and Lockup Agreements between Alloy and each of the former stockholders of 17th Street Acquisition.

USE OF PROCEEDS

     On May 13, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-74159) was declared effective by the Securities and Exchange Commission, pursuant to which 3,700,000 shares of Common Stock were offered and sold for our account at a price of $15.00 per share, generating gross offering proceeds of $55.5 million. After deducting approximately $3.9 million in underwriting discounts and commissions and an estimated $1.4 million in other related expenses, the net proceeds to Alloy were approximately $50.2 million. The following table sets forth Alloy's cumulative use of net offering proceeds as of January 31, 2000:

Construction of plant, building and facilities:                                     $                -
Purchase and installation of machinery and equipment:                                          1,800,000
Purchase of real estate:                                                                               -
Acquisition of other business(es):                                                             3,900,000
Repayment of indebtedness:                                                                     4,200,000
Working capital:                                                                               6,600,000
Temporary investments:
  investment grade fixed income securities:                                                   20,900,000
General corporate purposes:                                                                   12,800,000

     The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the registration statement.

ITEM 6.


SELECTED FINANCIAL DATA.
------------------------

     The following selected financial data is derived from our consolidated financial statements and notes thereto. Selected financial data should be read in conjunction with Alloy's Financial Statements and the corresponding Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

                                                                                      Year Ended January 31,
                                                               ------------------------------------------------------------
                                                                         1997           1998           1999            2000
                                                               ------------------------------------------------------------

                                                                            (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net merchandise revenues.......................................    $       25     $    1,800     $   10,085     $    28,254
Sponsorship and other revenues.................................             -              -            125           2,912
                                                               ------------------------------------------------------------

Total revenues.................................................            25          1,800         10,210          31,166
Cost of goods sold.............................................            17          1,050          5,486          13,765
                                                               ------------------------------------------------------------

Gross profit...................................................             8            750          4,724          17,401
Operating expenses:
  Selling and marketing........................................            98          1,967          9,166          27,822
  General and administrative...................................            28            682          1,683           5,423
  Amortization of goodwill.....................................             -              -              -             332
                                                               ------------------------------------------------------------

      Total operating expenses.................................           126          2,649         10,849          33,577
                                                               ------------------------------------------------------------

Loss from operations...........................................          (118)        (1,899)        (6,125)        (16,176)
Interest income (expense), net.................................             -             34           (239)          1,542

Charge for early retirement of debt............................             -              -              -            (235)
                                                               ============================================================

Net loss.......................................................    $     (118)    $   (1,865)    $   (6,364)    $   (14,869)
                                                               ============================================================

Basic net loss per common share before extraordinary item(1)...        $(0.03)        $(0.33)        $(0.75)         $(1.15)
Extraordinary charge for early retirement of debt(1)...........        $ 0.00         $ 0.00         $ 0.00          $(0.02)
Basic net loss per common share(1).............................        $(0.03)        $(0.33)        $(0.75)         $(1.17)
                                                               ============================================================

Diluted net loss per common share before extraordinary item(1).        $(0.03)        $(0.31)        $(0.71)         $(1.15)
Extraordinary charge for early retirement of debt(1)...........        $ 0.00         $ 0.00         $ 0.00          $(0.02)
Diluted net loss per common share(1)...........................        $(0.03)        $(0.31)        $(0.71)         $(1.17)
                                                               ============================================================

Weighted average common shares outstanding:
Basic(1).......................................................     4,060,800      5,617,577      8,479,727      12,722,676
                                                               ============================================================

Diluted(1).....................................................     4,534,953      6,091,730      8,953,880      12,722,676
                                                               ============================================================
                                                                                         January 31,
                                                               ------------------------------------------------------------
                                                                         1997           1998           1999            2000
                                                               ------------------------------------------------------------
                                                                                        (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents......................................    $       19     $    2,321     $    2,983     $    12,702
Working capital................................................            38          2,451          5,266          30,179
Total assets...................................................            47          3,166          7,407          57,668
Promissory notes, net..........................................             -              -          3,945               -
Capital lease obligation, less current portion.................             -              -             40               -
Convertible redeemable preferred stock, net....................             -              -          4,836               -
Total stockholders' equity (deficit)...........................            42          2,479         (3,046)         45,208

(1) See Note 10 to the Financial Statements for an explanation of the determination of the number of common shares used in computing the amount of basic and diluted net loss per common share and net loss applicable to common stockholders.

(2) See Note 3 to the Financial Statements for a description of the effect of our acquisitions of the assets of Celebrity Sightings, LLC and the stock of 17th Street Productions, Inc. on the comparability of our selected financial information for the fiscal year ended January 31, 2000 against our prior fiscal years.
(3) There was no activity during the period from January 22, 1996 through January 31, 1996. Accordingly, no Statement of Operations or Balance Sheet Data have been presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        -------------

     The following discussion of the financial condition and results of operation of Alloy should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those under "Risk Factors That May Affect Future Results" and elsewhere in this report.

OVERVIEW

     Alloy Online is a leading Web site serving the unique interests and tastes of Generation Y. Through our Web site, www.alloy.com, Generation Y boys and girls can interact, share information, explore compelling and relevant content and shop. Through our Web site and our Alloy direct mail catalog, we offer Generation Y boys and girls a variety of merchandise, including boys and girls apparel, accessories, footwear, cosmetics and room furnishings.

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

     We were incorporated in January 1996, launched our Web site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues have been generated through merchandise sales; however, we expect sponsorship and other revenues to increase in future periods as a result of our plan to increase visitors to our Web site and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our initial public offering and received approximately $50.1 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to our initial public offering.

     We incurred net losses of approximately $1.9 million for the year ended January 31, 1998, $6.4 million for the year ended January 31, 1999 and $14.9 million for the year ended January 31, 2000. At January 31, 2000 we had an accumulated deficit of $23.2 million. The net losses and accumulated deficit resulted primarily from the costs associated with developing our Web site and database of Generation Y boys and girls, attracting users to our Web site, and establishing the Alloy brand. Because of our plans to continue to invest heavily in marketing and promotion, to hire additional employees and to develop our Web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustained in future periods.

     For purposes of the discussion below, the fiscal year ended January 31, 1998 is referred to as fiscal 1997; the fiscal year ended January 31, 1999 is referred to as fiscal 1998; and the fiscal year ended January 31, 2000 is referred to as fiscal 1999.

RESULTS OF OPERATIONS

     The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

                                                                                     Year ended January 31,
                                                                 ------------------------------------------------------------
                                                                             1998                  1999                  2000
                                                                 ----------------      ----------------       ---------------
Net merchandise revenues.........................................           100.0%                 98.8%                 90.7%
Sponsorship and other revenues...................................               -                   1.2                   9.3
                                                                 ----------------      ----------------       ---------------

Total revenues...................................................           100.0                 100.0                 100.0
Cost of goods sold...............................................            58.3                  53.7                  44.2
                                                                 ----------------      ----------------       ---------------

Gross profit.....................................................            41.7                  46.3                  55.8
Operating expenses:
   Selling and marketing.........................................           109.3                  89.8                  89.3
   General and administrative....................................            37.9                  16.5                  17.4
   Amortization of goodwill......................................               -                     -                   1.0
                                                                 ----------------      ----------------       ---------------

Total operating expenses.........................................           147.2                 106.3                 107.7

Loss from operations.............................................          (105.5)                (60.0)                (51.9)
Interest income (expense), net...................................             1.9                  (2.3)                  4.9
Charge for early retirement of debt                                             -                     -                  (0.7)
                                                                 ----------------      ----------------       ---------------

Net loss.........................................................         (103.6)%               (62.3)%               (47.7)%
                                                                 ================      ================       ===============

FISCAL YEARS ENDED JANUARY 31, 1998, JANUARY 31, 1999 AND JANUARY 31, 2000

   Revenues


     Merchandise Revenues. Net merchandise revenues increased from $1.8 million in fiscal 1997; to $10.1 million in fiscal 1998, a 460.3% increase; to $28.2 million in fiscal 1999, a 180.2% increase. The increase in merchandise revenues in fiscal 1999 was due primarily to the increased size of our name database to which we marketed our merchandise offerings, an expanded marketing program to names outside of our database, and our broadened merchandise assortment.

     Sponsorship and Other Revenues. In fiscal 1999, our in-house advertising sales group commenced development of commercial relationships to take advantage of the increased number of visitors to our Web site and our new online services. As a result, sponsorship and other revenues amounted to $2.9 million in fiscal 1999 as compared to $0.1 million in fiscal 1998. In fiscal 1998, we initiated an advertising and sponsorship program on our Web site, resulting in revenues of $125,000 for the year.

   Cost of Goods Sold

     Cost of goods sold consists of the cost of the merchandise sold by Alloy plus the freight cost to deliver the merchandise to the warehouse. Our cost of goods sold increased from $1.1 million in fiscal 1997; to $5.5 million in fiscal 1998, a 422.4% increase; to $13.8 million in fiscal 1999, a 150.9% increase. The increase in cost of goods sold in fiscal 1999 as compared to fiscal 1998 and fiscal 1998 as compared to fiscal 1997 was due primarily to the increase in product sales volume.

     Alloy's gross profit as a percentage of total revenues increased from 46.3% in fiscal 1998 to 55.8% in fiscal 1999 due to the relative growth in our sponsorship and other revenues, our improved merchandise mix, and our increased purchasing power with our merchandise vendors. The increase from fiscal 1997 to fiscal 1998 was primarily due to improved pricing terms with our merchandise vendors, expanded price markups, increased prices on sales of excess merchandise, and the contribution from sponsorship and other revenues.

   Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of Alloy catalog production and mailing costs, our call center and fulfillment operations expenses, salaries of our sales and marketing personnel, marketing costs, telecommunications costs, and expenses related to the development, maintenance and marketing of our Web site. These expenses increased 200% from $9.2 million in fiscal 1998 to $27.8 million in fiscal 1999, due to the increased costs incurred in marketing, selling and shipping to our expanded database; more extensive Web site promotion and development; the hiring of additional sales and marketing personnel; and increased spending on advertising in a variety of media to increase brand awareness, attract additional visitors to our Web site and grow online merchandise sales. These expenses increased 360% from $2.0 million in fiscal 1997 to $9.2 million in fiscal 1998, due to the growth in merchandise marketing and sales to our expanded name database, Web site development costs, and the initiation of advertising programs designed to direct traffic to our Web site. As a percentage of total revenues, our selling and marketing expenses decreased from 89.8% in fiscal 1998 to 89.3% in fiscal 1999 after declining from 109.3% in fiscal 1997 to 89.8% in fiscal 1998. The decrease from fiscal 1998 to fiscal 1999 resulted primarily from our more targeted marketing to our enlarged name database and improved fulfillment efficiencies resultant from increased shipping activity. The decrease from fiscal 1997 to fiscal 1998 resulted primarily from reduced fulfillment expenses associated with our renegotiated fulfillment contract effective in August 1998. Fulfillment expenses have risen from $778,000 in fiscal 1997 to $2.7 million in fiscal 1998 to $6.7 million in fiscal 1999, but as a percentage of total revenues have fallen from 43.2% in fiscal 1997 to 26.9% in fiscal 1998 to 21.4% in fiscal 1999.

     We expect selling and marketing expenses to continue to increase significantly in future periods. As with prior periods, these increases will be principally related to hiring additional sales and marketing personnel and increased spending on advertising in a variety of media to increase brand awareness, attract additional visitors to our Web site, and grow online merchandise sales. There can be no assurance that these increased expenditures will result in increased visitors to our Web site or additional sales.

     General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 150% from $682,000 in fiscal 1997 to $1.7 million in fiscal 1998 and 222.2% to $5.4 million in fiscal 1999. As a percentage of total revenues, our general and administrative expenses decreased from 37.9% in fiscal 1997 to 16.5% in fiscal 1998 and increased to 17.4% in fiscal 1999. The increase in general and administrative expenses from fiscal 1998 to fiscal 1999 was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred as a result of becoming a public company, such as professional fees, insurance premiums and public relations costs. The increase in general and administrative expenses from fiscal 1997 to fiscal 1998 was primarily due to the increased personnel required to support and grow our business. Our general and administrative expenses in fiscal 1997 were affected by the non-cash expense of $312,000 associated with stock option awards to a consultant. Excluding this expense, our general and administrative expenses in fiscal 1997 were 20.6% of total revenues for the period. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

   Amortization of Goodwill

     Amortization of goodwill was approximately $332,000 in fiscal 1999 as compared to zero in fiscal 1998 and fiscal 1997. These costs were recorded in connection with our acquisition of substantially all of the assets of Celebrity Sightings, LLC in December 1999 and the merger of our acquisition subsidiary with and into 17th Street Acquisition Corp., the sole stockholder of 17th Street Productions, Inc. in January 2000. These acquisitions were accounted for under the purchase method of accounting. We anticipate that the future amortization of goodwill in connection with these acquisitions will continue to be amortized on a straight-line basis over three years in the case of Celebrity Sightings, LLC and five years in the case of 17th Street Productions, Inc., and will amount to approximately $785,000 per quarter until the end of fiscal 2002 and approximately $368,000 per quarter thereafter until the related goodwill is fully amortized. Any additional acquisitions or impairment of goodwill could result in additional merger and acquisition related costs.

   Loss from Operations

     As described above, we continue to invest heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to our Web site, increase the number of our employees to support a growing operation, make strategic acquisitions and to become a public company. For the foregoing reasons, our loss from operations increased from $1.9 million in fiscal 1997; to $6.1 million in fiscal 1998, an increase of 222.5%; to $16.2 million in fiscal 1999, an increase of 164.1%.

   Interest (Expense) Income, Net

     Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest income of $34,000 in fiscal 1997 due to our cash balances resulting from our common stock offerings in this period. In fiscal 1998, we incurred net interest expense of $239,000 due to the interest expense resulting from our issuance of promissory notes in May 1998, which exceeded our interest earned on cash balances held. In fiscal 1999, we generated net interest income of $1.5 million due to the investment of proceeds raised in our initial public offering.

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly statements of operations data for each of the eight quarters ended January 31, 2000. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our results of operations for those periods. The quarterly data should be read in conjunction with the Financial Statements and the related Notes appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                Fiscal Quarter Ended (Unaudited)
                            -----------------------------------------------------------------------------------------------------
                              Apr. 30,     Jul. 31,     Oct. 31,     Jan. 31,     Apr. 30,     Jul. 31,     Oct. 31,     Jan. 31,
                               1998         1998         1998         1999         1999         1999         1999         2000
                            -----------------------------------------------------------------------------------------------------

                                                                        (in thousands)
Net merchandise revenues....   $ 1,353      $ 2,082      $ 3,215       $3,436      $ 2,391        3,596      $ 8,610      $13,656
Sponsorship and other
revenues....................         -            5           46           73          163          219          524        2,005
                            -----------------------------------------------------------------------------------------------------

Total revenues..............     1,353        2,087        3,261        3,509        2,554        3,815        9,134       15,661
Cost of goods sold..........       906        1,200        1,665        1,715        1,249        1,899        4,125        6,492
                            -----------------------------------------------------------------------------------------------------

Gross profit................       447          887        1,596        1,794        1,305        1,916        5,009        9,169
Operating expenses:
 Selling and marketing......     1,517        2,483        2,879        2,287        2,610        4,320        9,105       11,787
 General and
 administrative.............       265          509          517          392          919        1,146        1,399        1,958
 Amortization of goodwill            -            -            -            -            -            -            -          332
                            -----------------------------------------------------------------------------------------------------

     Total operating
     expenses...............     1,782        2,992        3,396        2,679        3,529        5,466       10,504       14,077
                            -----------------------------------------------------------------------------------------------------

Loss from operations........    (1,335)      (2,105)      (1,800)        (885)      (2,224)      (3,550)      (5,495)      (4,908)
Interest income (expense),
net.........................        22          (60)        (101)        (100)         (78)         472          600          549
                            -----------------------------------------------------------------------------------------------------

Loss before extraordinary
item........................    (1,313)      (2,165)      (1,901)        (985)      (2,302)      (3,078)      (4,895)      (4,359)
Extraordinary item charge
for early retirement of debt         -            -            -            -            -         (235)           -            -

Net loss....................   $(1,313)     $(2,165)     $(1,901)      $ (985)     $(2,302)     $(3,313)     $(4,895)     $(4,359)

Basic net loss per common
share before extraordinary
item........................   $ (0.15)     $ (0.26)     $ (0.22)      $ (0.12)    $ (0.27)     $ (0.23)     $ (0.34)     $ (0.30)
Extraordinary charge for
early retirement of debt.....  $  0.00      $  0.00      $  0.00       $  0.00     $  0.00      $ (0.02)     $  0.00      $  0.00
Basic net loss per common
share.......................   $ (0.15)     $ (0.26)     $ (0.22)      $ (0.12)    $ (0.27)     $ (0.25)     $ (0.34)     $ (0.30)

Diluted net loss per common
share before extraordinary
item........................   $ (0.15)     $ (0.24)     $ (0.21)      $ (0.11)    $ (0.26)     $ (0.23)     $ (0.34)     $ (0.30)
Extraordinary charge for
early retirement of debt.....  $  0.00      $  0.00      $  0.00       $  0.00     $  0.00      $ (0.02)     $  0.00      $  0.00
Diluted net loss per common
share.......................   $ (0.15)     $ (0.24)     $ (0.21)      $ (0.11)    $ (0.26)     $ (0.25)     $ (0.34)     $ (0.30)

Weighted average common
shares outstanding:
  Basic                      8,479,727    8,479,727    8,479,727     8,479,727   8,711,878   13,411,623   14,231,774   14,404,591
  Diluted                    8,953,880    8,953,880    8,953,880     8,953,880   8,953,880   13,411,623   14,231,774   14,404,591
                            =====================================================================================================

                                                            Percentage of Total Revenues
                              --------------------------------------------------------------------------------------

Net merchandise revenues......    99.9%       99.8%      98.6%      97.9%      93.6%      94.2%      94.2%      87.2%
Sponsorship and other
revenues......................     0.1         0.2        1.4        2.1        6.4        5.8        5.8       12.8
                              --------------------------------------------------------------------------------------

Total revenues................   100.0       100.0      100.0      100.0      100.0      100.0      100.0      100.0
Cost of goods sold............    66.9        57.5       51.0       48.9       48.9       49.8       45.2       41.5
                              --------------------------------------------------------------------------------------

Gross profit..................    33.1        42.5       49.0       51.1       51.1       50.2       54.8       58.5
Operating expenses:
 Selling and marketing........   112.1       118.9       88.3       65.2      102.1      113.2       99.7       75.3
 General and
 administrative...............    19.6        24.4       15.8       11.2       36.0       30.0       15.3       12.5
 Amortization of goodwill            -           -          -          -          -          -          -        2.1
                              --------------------------------------------------------------------------------------

     Total operating
     expenses.................   131.7       143.3      104.1       76.4      138.1      143.2      115.0       89.9
                              --------------------------------------------------------------------------------------

Loss from operations..........   (98.6)     (100.8)     (55.1)     (25.3)     (87.0)     (93.0)     (60.2)     (31.4)
Interest income (expense),
net...........................     1.6        (2.9)      (3.1)      (2.8)      (3.1)      12.4        6.6        3.5
                              --------------------------------------------------------------------------------------

Loss before extraordinary
item..........................   (97.0)     (103.7)     (58.2)     (28.1)     (90.1)     (80.6)     (53.6)     (27.9)
Extraordinary item charge
for early retirement of debt..       -           -          -          -          -       (6.2)         -          -

Net loss......................  (97.0)%    (103.7)%    (58.2)%    (28.1)%    (90.1)%    (86.8)%    (53.6)%    (27.9)%
                              ======================================================================================

     Our revenues have been increasing as a result of the growth of our name database to which we market our merchandise offerings, our expanding marketing program to names outside of our database, our broadening merchandise assortment, and the increasing sales of sponsorships and advertising on our Web site to companies seeking to market to our Generation Y audience. The improvement in our gross margins reflects more efficient merchandise sourcing, increasing merchandise markups, a higher margin merchandise mix, increasing prices on sales of excess merchandise, and the growing proportion of high margin sponsorship and other revenues in our overall revenue mix. Operating expenses have generally been increasing in dollar terms during the quarters presented. Selling and marketing expenses have been increasing as sales, advertising and marketing to our enlarged name database have been increasing. Selling and marketing expenses peaked in the fiscal quarter ended January 31, 2000 due to our efforts to expand merchandise marketing during the holiday season. General and administrative expenses have been rising as a result of increasing personnel, increasing operating costs of our growing business, and costs related to our being a public company. General and administrative costs increased in the fiscal quarters ended July 31, 1998 and October 31, 1998 due to stock option awards to a consultant.

     We expect our quarterly revenues, margins and results of operations to fluctuate significantly in the future. In addition, the results of any quarter do not indicate results that should be expected for a full fiscal year. If our revenues, margins or operating results fall below the expectations of securities analysts and investors in some future periods, then the price of our common stock could decline.

SEASONALITY

     Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our Web site and Alloy catalog have been higher in our third and fourth fiscal quarters, containing the key back-to-school and holiday selling seasons, than in our first and second quarters. We believe that advertising and sponsorship sales will follow a similar pattern with higher revenues in the third and fourth quarter as marketers more aggressively attempt to reach our Generation Y audience during the major spending seasons.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. In May 1999, we raised approximately $50.1 million in net proceeds upon the closing of our initial public offering. At January 31, 2000, we had approximately $12.7 million of cash and cash equivalents and a further $21.0 million of marketable securities. Our principal commitments at January 31, 2000 consisted of accounts payable and obligations under our capital and operating leases.

     Net cash used in operating activities was $12.1 million in fiscal 1999, $5.3 million in fiscal 1998 and $1.7 million in fiscal 1997. The principal use of cash for all periods was to fund our losses from operations.

     Cash used in investing activities has consisted of the purchase of marketable securities with a portion of the proceeds from our initial public offering; capital expenditures for computers, office furniture and equipment; partial financing of two business acquisitions; and the acquisition of certain intangible assets. We have invested approximately $20.9 million of the proceeds from our initial public offering in marketable securities in fiscal 1999. Reflecting the increased pace of business growth and Web site traffic, our capital expenditures have risen from $22,000 in fiscal 1997 and $10,000 in fiscal 1998 to $1.9 million in fiscal 1999. In connection with the acquisition of certain assets and liabilities of Celebrity Sightings, LLC and the purchase of the capital stock of 17th Street Acquisition Corp. in fiscal 1999, we paid $3.9 million net of cash acquired. In fiscal 1999, we also acquired a Web site domain name and a customer mailing list in separate transactions for a total of $250,000.

     Net cash provided by financing activities was $48.8 million in fiscal 1999, $5.9 million in fiscal 1998 and $4.1 million in fiscal 1997. In fiscal 1997 and 1998, cash provided by financing activities consisted of sales of our common stock, convertible preferred stock and promissory notes. In fiscal 1999, we received $50.1 million in net proceeds from our initial public offering, as well as the second $2.5 million cash installment from the sale of our Series A Convertible Preferred Stock to Brand Equity Ventures. After the closing of our initial public offering on May 19, 1999, we repaid $4.2 million of principal and accrued interest on our promissory notes. In addition, upon the consummation of our initial public offering, all outstanding shares of Series A Convertible Redeemable Preferred Stock were converted into 1,678,286 shares of common stock. The net cash for fiscal 1998 and 1999 was partially offset by payments of our capitalized lease obligations.

     We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we build our brand and customer database and that our operating expenses will be a material use of our cash resources. We believe that in light of our initial public offering which raised net proceeds of $50.1 million in May 1999, together with the $10.0 million in cash and 837,740 shares of Liberty Digital, Inc. common stock we received in April 2000 as part of Liberty Digital, Inc.'s investment, our existing working capital and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 24 months, although we will consider attractive opportunities to raise additional capital should these opportunities arise. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

YEAR 2000 COMPLIANCE

     The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year ending in "00" as the Year 1900 rather than the Year
2000, which could result in a significant disruption of operations and an inability to process certain transactions. We have conducted an internal assessment of all material information technology and non-information technology systems at our headquarters and at OneSoft, our Website host, including our accounting software, our servers and related software, our personal computers and related software, and our telephone system. The assessment revealed that all mission critical software and hardware systems in our corporate headquarters and OneSoft was 100% Year 2000 Compliant. We developed a strategic plan to estimate the potential risks related to the four vendors upon whom we materially rely: Harrison Fulfillment Services, our fulfillment services and call center provider; OneSoft Corporation, which maintains our Web site and provides our connection to the Internet; Quad/Graphics, Inc., our commercial printer; and the United States Postal Service, our mail carrier. We have concluded that Year 2000 issues would not materially affect the continuation of our normal daily operations. To date, our operations have suffered no significant disruption from Year 2000 problems. We do not expect to experience any material adverse effects on our business, financial condition or results of operations from any other vendor, distributor or supplier who may experience Year 2000 problems. We incurred no material historical costs relating to Year 2000 compliance, and we have not incurred any material costs in resolving the Year 2000 problems of third parties with whom we interact. We intend, however, to continue monitoring our internal computer systems and those of third parties for Year 2000 problems. Year 2000 problems that are as yet undiscovered may arise in the future and could have a significant impact on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We do not use derivatives and therefore this new pronouncement is not applicable.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". This pronouncement was issued to clarify the application of APB Opinion No. 25 to certain stock compensation issues. Among other things, the FASB interpretation provides that stock compensation granted to nonemployee members of the board of directors for services provided as a director can be accounted for under the provisions of APB Opinion No. 25, rather than requiring the fair value provisions of SFAS No. 123. In addition, the FASB has provided further interpretations concerning the accounting consequences of various modifications to the terms of previously fixed stock options or awards, the accounting for an exchange of stock compensation awards in a business combination, and the criteria for determining whether a plan qualifies as a noncompensatory plan. The interpretation is effective July 1, 2000, with certain provisions applicable to events that occur after either December 15, 1998, or January 12, 2000. Alloy's accounting for stock compensation has been consistent with this interpretation and there are no future adjustments to be made for existing stock compensation arrangements as a result of this interpretation.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 ("SAB No. 101"), "Revenue Recognition" to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, and states the specific criteria that need to be met in order to recognize revenue. The SAB also deals with the question of gross versus net revenue presentation and financial statement and Management Discussion and Analysis disclosures related to revenue recognition. Alloy has complied with all disclosure requirements and has recognized revenue in accordance with the guidance in this pronouncement.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS

     WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS. We were incorporated in January 1996 and did not begin to generate meaningful revenues until August 1997. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as electronic commerce. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

     WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES FOR THE FORESEEABLE FUTURE. Since our inception in January 1996, we have incurred significant net losses, resulting primarily from costs related to developing our Web site and database of Generation Y names, attracting users to our Web site, establishing the Alloy brand, hiring employees, making strategic acquisitions and becoming a public company. At January 31, 2000, we had an accumulated deficit of $23.2 million. Because of our plans to continue invest heavily in marketing and promotion, to hire additional employees, to enhance our Web site and operating infrastructure, and making additional strategic acquisitions, we expect to incur significant net losses for the foreseeable future. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability.

     OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS. Our revenues for the foreseeable future will remain primarily dependent on sales of merchandise appearing in our catalogs and on our Web site, and secondarily on sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our Web site, the extent of our merchandise sales or the amount of sponsorship and advertising revenues.

     We expect our operating results to fluctuate significantly from quarter to quarter. We have already experienced the effects of seasonality on our merchandise sales, which are generally lower in the first half of each year. We believe that sponsorship and advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If similar seasonal and cyclical patterns emerge in Internet sponsorship and advertising spending, these revenues may vary significantly based on these patterns. See "Management's Discussion and Analysis of Financial Condition and Operations."

     Other factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

     . our ability to attract new and repeat visitors to our Web site and convert them into customers;

     . price competition;

     . the level of merchandise returns we experience;

     . unanticipated cost increases or delays in shipping, transaction processing and catalog production;

     . unanticipated delays or cost increases with respect to product introductions; and

     . the costs, timing and impact of our sales and marketing initiatives.

     Because of these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

     OUR BUSINESS WILL SUFFER IF WE FAIL TO KEEP CURRENT WITH GENERATION Y FASHION AND LIFESTYLE TRENDS. Our continued success will depend on our ability to keep current with the changing fashion tastes and interests of our Generation Y customers. If we fail to anticipate, identify or respond to changes in styles, trends or brand preferences of our customers, we are likely to experience reduced revenues from merchandise sales. Moreover, the Alloy brand could be eroded by misjudgments in merchandise selection or a failure to keep our community and content current with the evolving preferences of our audience. These events would likely reduce the number of visitors to our Web site and limit opportunities for sponsorship and advertising sales. As a consequence of these developments, our business would suffer.

     OUR PLANNED ONLINE AND TRADITIONAL MARKETING CAMPAIGNS MAY NOT ATTRACT SUFFICIENT ADDITIONAL VISITORS TO OUR WEB SITE OR MAY DETRACT FROM OUR IMAGE. We plan to continue to pursue aggressive marketing campaigns online and in traditional media to promote the Alloy brand and attract an increasing number of visitors to our Web site. We believe that maintaining and strengthening the Alloy brand will be critical to the success of our business. This investment in increased marketing carries with it significant risks, including the following:

    . Our advertisements may not properly convey the Alloy brand image, or may even detract from our image. Unlike advertising on our Web site which gives us immediate feedback and allows us promptly to adjust our messages, advertising in print and broadcast media is less flexible. These advertisements typically take longer and cost more to produce and consequently have longer run times. If we fail to convey the optimal message in these advertising campaigns, the impact may be more lasting and more costly to correct.

    . Even if we succeed in creating the right messages for our promotional campaigns, these advertisements may fail to attract new visitors to our Web site at levels commensurate with their costs. We may fail to choose the optimal mix of television, radio, print and other media to cost-effectively deliver our message. Moreover, if these efforts are unsuccessful, we will face difficult and costly choices in deciding whether and how to redirect our marketing dollars.

     WE RELY HEAVILY ON THIRD PARTIES FOR ESSENTIAL BUSINESS OPERATIONS AND DISRUPTIONS OR FAILURES IN SERVICE MAY ADVERSELY AFFECT OUR ABILITY TO DELIVER GOODS AND SERVICES TO OUR CUSTOMERS

     General. We depend on third parties for important aspects of our business, including:

    .  Internet access;
    .  development of software for new Web site features;
    .  content; and
    .  telecommunications.

     We have limited control over these third parties, and we are not their only client. We may not be able to maintain satisfactory relationships with any of them on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide may remain at the levels needed to enable us to conduct our business effectively. Many of our agreements with technology and content providers are on very favorable terms that do not include license fees, but instead provide for revenue sharing. We may not be able to renew these agreements on similar terms.

     Reliance on OneSoft Corporation. We rely heavily on OneSoft Corporation to maintain and operate our Web site in its facilities in Annandale, Virginia. This system's continuing and uninterrupted performance is critical to our success. Growth in the number of users accessing our Web site may strain its capacity, and we rely on OneSoft to upgrade our system's capacity in the face of this growth. OneSoft also provides our connection to the Internet. Sustained or repeated system failures or interruptions of our Web site connection services would reduce the attractiveness of our Web site to customers and advertisers and could therefore have a material and adverse effect on our business. Service provision from our new fulfillment services provider is untested and there is no assurance that such service yet to be provided will be satisfactory. If our new fulfillment services provider does not perform as expected, our business, results of operations and financial condition will be materially adversely affected.

     Reliance on Fulfillment Services Provider. We will switch our fulfillment services provider during May 2000. We rely heavily on our fulfillment services provider for the performance of order processing, order fulfillment, customer service and shipping. Disruptions or delays in these services could discourage customers from ordering from us in the future and could therefore have a material and adverse effect on our business. Service provision from our new fulfillment services provider is untested and there is no assurance that such service will be satisfactory. If our new fulfillment services provider does not perform as expected, our business, results of operations and financial condition will be materially adversely affected.

    OUR MANAGEMENT IS NEW AND MAY HAVE DIFFICULTY MANAGING OUR EXPECTED GROWTH. In order to execute our business plan, we must continue to grow significantly. This growth will strain our personnel, management systems and resources. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees. Some key members of our management have only recently been hired. These individuals have had little experience working with our management team. We cannot be certain that we will be able to integrate new executives and other employees into our organization effectively. If we do not manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected.

     WE DEPEND ON OUR KEY PERSONNEL TO OPERATE OUR BUSINESS, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL MANAGEMENT AND OTHER PERSONNEL AS OUR BUSINESS GROWS. Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Matthew C. Diamond, our Chief Executive Officer, James K. Johnson, Jr., our Chief Operating Officer and Samuel A. Gradess, our Chief Financial Officer. The loss of the services of any of our executive officers could materially and adversely affect our business. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees that possess knowledge of both the Internet industry and the Generation Y market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

     INTENSE COMPETITION FROM INTERNET- AND CATALOG-BASED BUSINESSES MAY DECREASE OUR MARKET SHARE, REVENUES AND GROSS MARGINS AND CAUSE OUR STOCK PRICE TO DECLINE. We face intense competition in electronic commerce, catalog sales and online services. Our Web site and Alloy catalog compete for Generation Y customers with traditional department store retailers, catalog retailers, direct marketers, specialty apparel and accessory retailers and discount retailers. This competition is likely to increase because it is not difficult to enter the online commerce market, and current and new competitors can launch Web sites at relatively low cost. Competition could result in price reductions for our products and services, reduced margins or loss of market share. Consolidation within the online commerce industry may also increase competition.

     The market for Internet users and community services is highly competitive and rapidly evolving. Competition for users and advertisers is intense and is expected to increase significantly. There are no substantial barriers to entry in these markets. Competition could result in fewer visitors to our Web site and reduced sponsorship and advertising revenues.

     Many of our existing competitors, as well as potential new competitors, have longer operating histories, greater brand recognition, larger customer user bases and significantly greater financial, technical and marketing resources than we do. If we fail to compete effectively, our business will be materially and adversely affected and our stock price will decline. See "Business -- Competition."

     WE MAY FAIL TO SUCCESSFULLY MANAGE AND USE OUR DATABASES OF WEB SITE USERS AND CUSTOMERS. An important component of our business model involves the use of our lists of catalog requesters and Web site registrants to more effectively target direct marketing messages. We depend upon personal information we collect from our Web site users for data we need to create direct mailing and e-mailing lists, tailor our Web site offerings to the tastes of our Generation Y users and attract marketers to our Web site. We must continuously expand and update our lists to identify new, prospective Generation Y customers. Names derived from purchased or rented lists may generate lower response rates and, therefore, a lower return on our investment in these lists. We must also continually develop and refine our techniques for segmenting these lists to maximize their usefulness to us and our marketing partners. If we fail to capitalize on these important business assets, our business model will be less successful. In addition, laws or regulations that could impair our ability to collect user names and other information on our Web site may adversely affect our business. For example, a recently enacted federal law limits our ability to collect personal information from Web site visitors who may be under age 13. See "Business -- Government Regulation."

     WE MUST EFFECTIVELY MANAGE OUR VENDORS TO MINIMIZE INVENTORY RISK AND MAINTAIN OUR MARGINS. In order to fulfill our orders, we depend upon our vendors to produce sufficient quantities of products according to schedule. We may maintain high inventory levels in some categories of merchandise in an effort to maintain satisfactory fulfillment rates for our customers. This may expose us to risk of excess inventories and outdated merchandise, which could have a material and adverse effect on our business. If we underestimate quantities and vendors cannot restock, then we may disappoint customers who may turn to our competitors. We also negotiate with our vendors to get the best quality available at the best prices and increase our profit margins. Our failure to be able to manage our vendors effectively would adversely affect our operating results.

     WE MAY FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES TO INCREASE NUMBERS OF WEB SITE USERS AND INCREASE OUR REVENUES. We intend to continue to establish strategic alliances with popular Web sites to increase the number of visitors to our Web site. There is intense competition for placements on these sites, and we may not be able to enter into these relationships on commercially reasonable terms or at all. Even if we enter into such strategic alliances, they themselves may not attract significant numbers of users. Therefore, our site may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships. Our inability to enter into new distribution relationships or strategic alliances and expand our existing ones could have a material and adverse effect on our business.

     WE MAY NOT BE ABLE TO ADAPT AS INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS CONTINUE TO EVOLVE. To be successful, we must adapt to rapidly changing Internet technologies and continually enhance the features and services provided on our Web site. We could incur substantial, unanticipated costs if we need to modify our Web site, software and infrastructure to incorporate new technologies demanded by our audience. We may use new technologies ineffectively or we may fail to adapt our Web site, transaction-processing systems and network infrastructure to user requirements or emerging industry standards. If we fail to keep pace with the technological demands of our Internet-savvy audience for new services, products and enhancements, our users may not use our Web site and instead use those of our competitors.

     WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR TRADEMARKS, INTERNET ADDRESSES AND INTELLECTUAL PROPERTY RIGHTS. Our Alloy brand and our Internet address, www.alloy.com, are critical to our success. We have registered the "Alloy" name, along with other trademarks with the U.S. Patent and Trademark Office. Applications for the registration of our other trademarks and service marks are currently pending. We cannot guarantee that any of these trademark or service mark applications will be granted. In addition, we may not be able to prevent third parties from acquiring Internet addresses that are confusingly similar to our addresses, which could harm our business. See "Business -- Intellectual Property."

     WE MAY EXPERIENCE FLUCTUATIONS IN POSTAGE AND PAPER EXPENSES. Catalog production and distribution expenses represented approximately 47% of our total revenues in the fiscal years ended January 31, 1998 and 1999, and approximately 37% of our total revenues in the fiscal year ended January 31, 2000. A substantial portion of these expenses have been attributable to paper and postage costs. Material increases in paper or catalog delivery costs could have a material and adverse effect on our business.

     WE MAY BE UNABLE TO IDENTIFY AND SUCCESSFULLY INTEGRATE POTENTIAL ACQUISITIONS AND INVESTMENTS. We have acquired two businesses and we may acquire or make investments in other complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. We could have difficulty in assimilating personnel and operations of the two businesses we have acquired and may have similar problems in future acquisitions. In addition, the key personnel of the acquired company may decide not to work for us. If we acquire products, services or technologies, we could have difficulty in assimilating them into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

     WE ARE VULNERABLE TO NEW TAX OBLIGATIONS THAT COULD BE IMPOSED ON ONLINE COMMERCE TRANSACTIONS. We do not expect to collect sales or other similar taxes in respect of shipments of goods into most states. However, various states or foreign countries may seek to impose sales tax obligations on us and other online commerce and direct marketing companies. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of online commerce and cause purchasing through our Web site to be less attractive to customers as compared to traditional retail purchasing. The United States Congress has passed legislation limiting for three years the ability of the states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the imposition by various states of taxes on online commerce. Further, states have attempted to impose sales taxes on catalog sales from businesses such as ours. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material and adverse effect on our business.

RISKS RELATED TO THE INTERNET INDUSTRY

     WE ARE DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE. Our industry is new and rapidly evolving. Our business would be adversely affected if Internet usage and online commerce does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

    . inadequate Internet infrastructure;

    . inconsistent quality of service; or

    . unavailability of cost-effective, high-speed service.

     If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. In addition, Web sites, including ours, have experienced a variety of interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, including usage of our Web site, could grow slowly or decline.

     OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE ONLINE COMMERCE MARKET, AND ON THE INCREASED ONLINE PURCHASING OF GENERATION Y, BOTH OF WHICH ARE UNCERTAIN. Our future revenues and profits substantially depend upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. Demand for recently introduced services and products over the Web and online services is subject to a high level of uncertainty. The development of the Web and online services as a viable commercial marketplace is subject to a number of factors, including the following:

    . online commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

    . insufficient availability of telecommunications services or changes in telecommunications services could result in slower response times; and

    . the inability of our target demographic group to have regular access to a credit card could cause a slower growth in online commerce for us than for companies targeting consumers in general.

     ADOPTION OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN. The growth of Internet sponsorships and advertising requires validation of the Internet as an effective advertising medium. This validation has yet to fully occur. In order for us to generate sponsorship and advertising revenues, marketers must direct a significant portion of their budgets to the Internet and, specifically, to our Web site. To date, sales of Internet sponsorships and advertising represent only a small percentage of total advertising sales. Also, technological developments could slow the growth of sponsorships and advertising on the Internet. For example, widespread use of filter software programs that limit access to advertising on our Web site from the Internet user's browser could reduce advertising on the Internet. Our business, financial condition and operating results would be adversely affected if the market for Internet advertising fails to develop or develops slower than expected.

     BREACHES OF SECURITY ON THE INTERNET MAY SLOW THE GROWTH OF ONLINE COMMERCE AND WEB ADVERTISING AND SUBJECT US TO LIABILITY. The need to securely transmit confidential information (such as credit card and other personal information) over the Internet has been a significant barrier to online commerce and communications over the Internet. Any well-publicized compromise of security could deter more people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Furthermore, decreased traffic and online sales as a result of general security concerns could cause advertisers to reduce their amount of online spending. To the extent that our activities or the activities of third-party contractors involve the storage and transmission of information, such as credit card numbers, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. We may need to spend a great deal of money and use other resources to protect against the threat of security breaches or to alleviate problems caused by security breaches.

     WE COULD FACE LIABILITY FOR INFORMATION DISPLAYED ON AND COMMUNICATIONS THROUGH OUR WEB SITE. We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web site. These types of claims have been brought, sometimes successfully, against Internet companies as well as print publications in the past. Based on links we provide to other Web sites, we could also be subjected to claims based upon online content we do not control that is accessible from our Web site. Claims may also be based on statements made and actions taken as a result of participation in our chat rooms or as a result of materials posted by members on bulletin boards at our Web site. We also offer e-mail services, which may subject us to potential risks, such as:

    .  liabilities or claims resulting from unsolicited e-mail;

    .  lost or misdirected messages;

    .  illegal or fraudulent use of e-mail; or

    .  interruptions or delays in e-mail service.

     These claims could result in substantial costs and a diversion of our management's attention and resources.

     EFFORTS TO REGULATE OR ELIMINATE THE USE OF MECHANISMS WHICH AUTOMATICALLY COLLECT INFORMATION ON USERS OF OUR WEB SITE MAY INTERFERE WITH OUR ABILITY TO TARGET OUR MARKETING EFFORTS AND TAILOR OUR WEB SITE OFFERINGS TO THE TASTES OF OUR USERS. Web sites typically place a tracking program on a user's hard drive without the user's knowledge or consent. These programs automatically collect data on anyone visiting a Web site. Web site operators use these mechanisms for a variety of purposes, including the collection of data derived from users' Internet activity. Most currently available Web browsers allow users to elect to remove these mechanisms at any time or to prevent this information from being stored on their hard drive. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of these tracking mechanisms. Any reduction or limitation in the use of this software could limit the effectiveness of our sales and marketing efforts.

     WE COULD FACE ADDITIONAL BURDENS ASSOCIATED WITH GOVERNMENT REGULATION OF AND LEGAL UNCERTAINTIES SURROUNDING THE INTERNET. Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business or otherwise have a material and adverse effect on our business, results of operations and financial condition. Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The law governing the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws governing intellectual property, copyright, privacy, obscenity, libel and taxation apply to the Internet. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. We also may be subject to future regulation not specifically related to the Internet, including laws affecting direct marketers. See "Business -- Government Regulation."

SAFE HARBOR PROVISION

     Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. These statements include statements regarding our ability to increase revenues, generate multiple revenue streams, increase visitors to our Web Site and build customer loyalty; our ability to develop our sales and marketing teams; our ability to capitalize on our sales and marketing efforts; our ability to capitalize on our promotions, sponsorship, advertising and other revenue opportunities; our ability to build the Alloy brand name and develop our on-line community; our ability to develop commercial relationships with advertisers; our Web site's appeal to marketers and users; our ability to meet anticipated cash needs for working capital and capital expenditures for the next 24 months; our ability to enhance our infrastructure technology, transaction-processing and automation capabilities of our Web Site; our ability to increase the efficiency of our supply chain and fulfillment system; and our ability to expand into international markets.

     Such statements are based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. We caution that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following: our expected future losses; our planned sales and marketing campaigns may not attract sufficient additional visitors to our web site; our planned sales and marketing campaigns may not increase our revenues or generate additional revenue streams; we lack experienced management and personnel; we may fail to further develop our internal sales and marketing organization to attract promotions, sponsorship, advertising and other revenues; we may not be able to adapt as internet technologies and customer demands continue to evolve; increased competition in the online commerce market would reduce our revenues; and we may experience business disruptions with third parties that provide us with essential business operations.

     As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We are not under any duty to update any of the forward-looking statements in this report to conform these statements to actual results, unless required by law. For further information, refer to the more specific risks and uncertainities discussed above and throughout this report.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
          -----------------------------------------------------------

     Alloy was not exposed to material market risks associated with activities in derivative financial instruments, other financial instruments or commodity instruments as of January 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

                    ALLOY ONLINE, INC. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                      32

FINANCIAL STATEMENTS:
 Consolidated Balance Sheets as of January 31, 1999 and 2000                                  33

 Consolidated Statements of Operations and Comprehensive Loss for the Years
  Ended January 31, 1998, 1999 and 2000                                                       34

 Consolidated Statements of Changes in Stockholders' (Deficit) Equity and
  Accumulated Other Comprehensive Loss for the Years Ended
  January 31, 1998, 1999 and 2000                                                             35


 Consolidated Statements of Cash Flows for the Years Ended January 31, 1998,
  1999 and 2000                                                                               36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                    37

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Alloy Online, Inc.:

We have audited the accompanying consolidated balance sheets of Alloy Online, Inc. (a Delaware corporation) and subsidiaries as of January 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, statements of changes in stockholders' (deficit) equity and accumulated other comprehensive loss and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alloy Online, Inc. and subsidiaries as of January 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States.



                                         /s/ ARTHUR ANDERSEN LLP

New York, New York

March 10, 2000 (except for the matters discussed in Note 13,

 as to which the date is April 14, 2000)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                                January 31,
                                                          --------------------
                                                            1999         2000
                                                          --------    --------
                       ASSETS
                       ------
CURRENT ASSETS:
 Cash and cash equivalents (includes restricted
   cash of $182 at January 31, 1999)                      $ 2,983     $ 12,702
 Marketable securities                                          -       20,971
 Accounts receivable, net                                     146        2,693
 Stock subscription receivable (Note 7)                     2,500            -
 Inventories                                                  810        3,981
 Prepaid catalog costs                                        426        1,011
 Other current assets                                          33        1,281
                                                          -------     --------
          Total current assets                              6,898       42,639

PROPERTY AND EQUIPMENT, NET                                   178        2,187
GOODWILL, NET                                                   -       12,349
OTHER ASSETS                                                  331          493
                                                          -------     --------
          Total assets                                    $ 7,407     $ 57,668
                                                          =======     ========

 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
 ----------------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                         $   937     $  7,297
 Accrued expenses and other current liabilities               695        5,163
                                                          -------     --------
          Total current liabilities                         1,632       12,460

OTHER LONG-TERM LIABILITIES                                 3,985            -
                                                          -------     --------

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  $.01 par value; 1,678,286 shares authorized;
  1,678,286 shares issued and outstanding at
  January 31, 1999                                          4,836            -
                                                          -------     --------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' (DEFICIT) EQUITY:
 Preferred stock; $.01 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                  -            -

 Common stock; $.01 par value; 50,000,000 shares
   authorized; 8,479,727 and 14,686,437 shares
   issued and outstanding, respectively                        85          147

 Additional paid-in capital                                 5,441       68,948
 Accumulated deficit                                       (8,347)     (23,216)
 Deferred compensation                                       (225)        (593)
 Accumulated other comprehensive loss                           -          (78)
                                                          -------     --------
          Total stockholders' (deficit) equity             (3,046)      45,208
                                                          -------     --------
          Total liabilities and stockholders'
            (deficit) equity                              $ 7,407     $ 57,668
                                                          =======     ========

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

ALLOY ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

                                              For the Years Ended January 31,
                                          -------------------------------------
                                             1998         1999          2000
                                          ----------   ----------   -----------
REVENUES:
 Net merchandise revenues                 $    1,800   $   10,085   $    28,254
 Sponsorship and other revenues                    -          125         2,912
                                          ----------   ----------   -----------

          Total revenues                       1,800       10,210        31,166

Cost of goods sold                             1,050        5,486        13,765
                                          ----------   ----------   -----------

Gross profit                                     750        4,724        17,401
                                          ----------   ----------   -----------

OPERATING EXPENSES:
 Selling and marketing                         1,967        9,166        27,822
 General and administrative                      682        1,683         5,423
 Goodwill amortization                             -            -           332
                                          ----------   ----------   -----------

          Total operating expenses             2,649       10,849        33,577
                                          ----------   ----------   -----------

Loss from operations                          (1,899)      (6,125)      (16,176)

INTEREST INCOME (EXPENSE):
  Interest income                                 34          125         1,695
  Interest expense                                 -         (364)         (153)
                                          ----------   ----------   -----------

Net loss before extraordinary item            (1,865)      (6,364)      (14,634)

Extraordinary loss on early retirement
  of debt (Note 11)                                -            -          (235)
                                          ----------   ----------   -----------

Net loss                                      (1,865)      (6,364)      (14,869)

Unrealized loss on available-for-sale
  marketable securities                            -            -           (78)
                                          ----------   ----------   -----------

Comprehensive loss                        $   (1,865)  $   (6,364)  $   (14,947)
                                          ==========   ==========   ===========

NET LOSS PER COMMON SHARE (Note 10):
 Basic:
  Net loss before extraordinary item      $    (0.33)  $    (0.75)  $   $ (1.15)
  Extraordinary loss on early
    retirement of debt                             -            -         (0.02)
                                          ----------   ----------   -----------
  Net loss                                $    (0.33)  $    (0.75)  $     (1.17)
                                          ==========   ==========   ===========

 Diluted:
  Net loss before extraordinary item      $    (0.31)  $    (0.71)  $     (1.15)
  Extraordinary loss on early
    retirement of debt                             -            -         (0.02)
                                          ----------   ----------   -----------
  Net loss                                $    (0.31)  $    (0.71)  $     (1.17)
                                          ==========   ==========   ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
 Basic                                     5,617,577    8,479,727    12,722,676
                                          ==========   ==========   ===========
 Diluted                                   6,091,730    8,953,880    12,722,676
                                          ==========   ==========   ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

ALLOY ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
(Amounts in thousands, except share data)

                                                                                                                Accumu-
                                                                                                                lated
                                                                                                                Other
                                                                Common Stock    Additional  Accumu-    Deferred Compre-
                                                           -------------------  Paid-In      lated     Compen-  hensive
                                                             Shares     Amount  Capital     Deficit    sation   Loss     Total
                                                           ----------   ------  --------   --------    ------   ------- -------
BALANCE, January 31, 1997                                   4,060,800    $ 41    $   209   $   (118)   $   -   $   -   $    132
 Proceeds from issuance of common stock in connection
  with private placements, net of issuance costs            3,707,367      37      3,985          -                -      4,022

 Issuance of stock options to consultants and employees             -       -        190          -        -       -        190
 Net loss                                                           -       -          -     (1,865)       -       -     (1,865)
                                                           ----------    ----    -------   --------    -----   -----   --------

BALANCE, January 31, 1998                                   7,768,167      78      4,384     (1,983)       -       -      2,479
 Issuance of shares in connection with anti-dilution
  protection included in private placement                    711,560       7         (7)         -        -       -          -
 Issuance of warrants to purchase common stock                      -       -        213          -        -       -        213
 Issuance of stock options to consultants and employees             -       -        858          -     (230)      -        628
 Amortization of deferred compensation                              -       -          -          -        5       -          5
 Accretion of preferred stock issuance costs                        -       -         (7)         -        -       -         (7)
 Net loss                                                           -       -          -     (6,364)       -       -     (6,364)
                                                           ----------    ----    -------   --------    -----   -----   --------

BALANCE, January 31, 1999                                   8,479,727      85      5,441     (8,347)    (225)      -     (3,046)
 Proceeds from issuance of common stock in connection
  with initial public offering, net of issuance costs       3,700,000      37     50,112          -                -     50,149

 Issuance of common stock in connection with
  acquisitions   (Note 3)                                     415,794       4      7,679          -                -      7,683
 Conversion of Series A Convertible Redeemable
  Preferred Stock                                           1,678,286      17      4,829          -                -      4,846
 Issuance of stock options to employees and consultants             -       -        857          -     (857)      -          -
 Amortization of deferred compensation                              -       -          -          -      489       -        489
 Issuance of common stock pursuant to the exercise of
  options and warrants and the employee stock purchase
  plan                                                        412,630       4         43          -                -         47

 Accretion of preferred stock issuance costs                        -       -        (13)         -        -       -        (13)
 Net loss                                                           -       -          -    (14,869)       -       -    (14,869)
 Unrealized loss on available-for-sale marketable
  securities                                                        -       -          -          -        -     (78)       (78)
                                                           ----------    ----    -------   --------    -----   -----   --------

BALANCE, January 31, 2000                                  14,686,437    $147    $68,948   $(23,216)   $(593)   $(78)  $ 45,208
                                                           ==========    ====    =======   ========    =====   =====   ========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

ALLOY ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

                                                          For the Years Ended
                                                             January 31,
                                                     ---------------------------
                                                       1998     1999      2000
                                                     -------  -------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(1,865) $(6,364) $(14,869)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
  Depreciation and amortization                            2      107       632
  Loss on early retirement of debt                         -        -       235
  Compensation charge for issuance of options and
    common stock                                         422      441       489
  Accrued interest on promissory notes                     -      278         -
  Provision for doubtful accounts                          -       12       136
  Changes in operating assets and liabilities:
   Accounts receivable                                     -     (158)   (1,989)
   Inventories                                          (490)    (298)   (3,165)
   Prepaid catalog costs                                (223)    (202)     (585)
   Other assets                                          (87)    (151)   (1,276)
   Accounts payable and accrued expenses                 492    1,064     8,306
                                                     -------  -------  --------
       Net cash used in operating  activities         (1,749)  (5,271)  (12,086)
                                                     -------  -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                         -        -   (20,908)
 Acquisitions of businesses, net of cash acquired          -        -    (3,949)
 Purchase of mailing lists and domain name                 -       (4)     (250)
 Capital expenditures                                    (22)     (10)   (1,901)
                                                     -------  -------  --------
       Net cash used in investing activities             (22)     (14)  (27,008)
                                                     -------  -------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common stock                4,072        -    50,149
 Net proceeds from issuance of promissory notes            -    3,657         -
 Net proceeds from issuance of preferred stock             -    2,329     2,497
 Proceeds from exercise of options and warrants to
   purchase common stock                                   -        -        47
 Payments of principal on promissory notes                 -        -    (3,810)
 Payments of capitalized lease obligation                  -      (38)      (70)
                                                     -------  -------  --------
       Net cash provided by financing activities       4,072    5,948    48,813
                                                     -------  -------  --------

Net increase in cash and cash equivalents              2,301      663     9,719

CASH AND CASH EQUIVALENTS, beginning of year              19    2,320     2,983
                                                     -------  -------  --------

CASH AND CASH EQUIVALENTS, end of year               $ 2,320  $ 2,983  $ 12,702
                                                     =======  =======  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                           $     -  $     -  $    402
                                                     =======  =======  ========

  Income taxes                                       $     -  $     -  $      2
                                                     =======  =======  ========

   Non-cash investing and financing activities:
    Issuance of common stock in connection with
      acquisitions                                   $     -  $     -  $  7,683
                                                     =======  =======  ========
    Conversion of preferred stock into common stock  $     -  $     -  $  4,846
                                                     =======  =======  ========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


1. BUSINESS
-----------


Alloy Online, Inc. ("Alloy") was incorporated in Delaware in January 1996, and launched its Internet web site (www.alloy.com) in August 1996. Alloy is a direct marketer that provides community, content, commerce and entertainment to the high growth Generation Y marketplace (10 to 24 year-olds) through its convergent media model that is centered around its web site and is complemented by its print catalog and online offerings. Alloy's electronic and print media provide a forum through which teens can interact, share information, explore relevant content and shop for apparel, accessories, footwear, cosmetics and room furnishings.

Alloy's revenues consist primarily of merchandise sales from its catalog and web site, as well as sponsorship revenues generated from third-party advertising on its web site and in its print catalogs. As of January 31, 2000, Alloy's operations were based solely in the United States and have been managed as one operating segment.

During the year ended January 31, 2000, Alloy completed two strategic acquisitions (Note 3), which Alloy intends to integrate into and complement its existing business model.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--  ------------------------------------------

Fiscal Year
-----------

Alloy's fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31, following the particular year (i.e., "fiscal 1999" refers to the fiscal year ending, January 31, 2000).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Alloy and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

Merchandise revenues are recognized at the time the products are shipped to customers net of an allowance for sales returns, which is determined in accordance with Alloy's return policy and is based on historical experience.

Advertising revenue is recognized in the period in which the advertisement is displayed provided that no significant performance obligations remain and collection of the related receivable is probable.

Alloy is subject to seasonal fluctuations in its merchandise sales and results of operations. Alloy expects its net sales and operating results generally to be lower in the first half of each fiscal year.

Other revenues consist of contract and publishing revenue. Contract revenues are recognized upon the delivery of the services and when no significant vendor obligation remains. The revenues and related expenses earned and incurred in connection with publishing activities are recognized upon publication of such property. Any amounts received or paid prior to publication are treated as advances, and classified as a current liability.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, Alloy considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Alloy maintains cash balances in excess of federally insured amounts with commercial banks.

Alloy's credit card processing services agreement required the maintenance of a reserve balance, against which chargebacks were assessed. This requirement was waived as of January 31, 2000. At January 31, 1999, cash and cash equivalents included approximately $182 of cash restricted for such purposes.

Marketable Securities
---------------------

Alloy's marketable securities consist primarily of high quality short-to-intermediate-term fixed income corporate debt securities, which are classified as available-for-sale and are reported at fair value, with changes in fair value recognized as a component of stockholders' equity within accumulated other comprehensive income (loss). All of the debt securities at January 31, 2000 have contractual maturities of less than one year. In addition, at January 31, 2000, Alloy held $141 of corporate equity securities classified as available-for-sale, which amount approximated the historical cost basis of the securities.

Credit Risk
-----------

Alloy's fulfillment service provider performs credit card authorizations and check verifications of its customers. Credit risk is limited due to the collection of payments in advance or at time of shipment and Alloy's large number of diversified customers. Alloy performs periodic credit evaluations of its other accounts receivable (sponsorship, contracts and publishing). Credit losses have historically been insignificant and consistent with management's expectations.

Inventories
-----------

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out) or market value.

Catalog Costs
-------------

Catalog costs consist of catalog production and mailing costs. Catalog costs are capitalized and expensed over the expected future revenue stream, which is principally three to four months from the date the catalogs are mailed. Prepaid catalog costs as of January 31, 1999 and 2000 were approximately $426 and $1,011 respectively. Catalog costs expensed for the years ended January 31, 1998, 1999 and 2000 were approximately $845, $4,836 and $11,560, respectively, and are included within selling and marketing expenses in the accompanying statements of operations and comprehensive loss.

Deferred Financing Costs
------------------------

Deferred financing costs incurred in connection with Alloy's issuance of promissory notes were included in other assets. In connection with the repayment of the promissory notes during fiscal 1999, the unamortized portion of these costs were written off and included as a component of the extraordinary loss on early retirement of debt (Note 11).

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

  Computer equipment under capitalized leases   Life of the lease
  Leasehold improvements                        Life of the lease
  Computer software and equipment               3 to 5 Years
  Office furniture and equipment                5 to 10 Years


Computer Software Development Costs
-----------------------------------

Alloy applies the provisions of Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued by the American Institute of Certified Public Accountants, with respect to costs incurred in developing internal use software, including web site development. All costs required to be capitalized pursuant to SOP 98-1 are included in property and equipment and are amortized on a straight-line basis over three year periods. Costs incurred that do not meet the criteria for capitalization are expensed in the period incurred.

Goodwill
--------

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (Note 3). Total goodwill of $12,349 is stated net of accumulated amortization of $332 as of January 31, 2000. Goodwill is being amortized on a straight-line basis over periods ranging from three to five years.

Intangible Assets
-----------------

Alloy maintains intangible assets within other assets in the accompanying consolidated balance sheets. Alloy's purchased intangible assets consist of its domain name and mailing lists, which are being amortized on a straight-line basis over periods ranging between three and five years.

Long-Lived Assets
-----------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," Alloy periodically reviews long-lived assets and identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset as measured by the future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Alloy has not recorded any impairment related to long-lived assets during the three years in the period ended January 31, 2000.

Stock Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting

Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. Alloy has elected to account for its stock-based compensation in accordance with the provisions of APB 25 and has provided the disclosures required under SFAS No. 123 in Note 8.

Income Taxes
------------

Alloy accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Net Loss Per Share
------------------

Basic and diluted net loss per share are computed and presented in accordance with SFAS No. 128, "Earnings per Share". Prior to the completion of its initial public offering in May 1999, Alloy also applied the provisions of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 requires that all equity instruments issued at nominal prices prior to the effective date of an initial public offering be included in the calculation of basic and diluted loss per share as if they were outstanding for all periods presented whether or not the impact is dilutive. Basic net loss per share was determined by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted net loss per share for fiscal 1997 and 1998 includes stock options issued at nominal prices prior to the initial public offering and excludes the impact of the conversion of convertible preferred stock and the exercise of outstanding warrants as the inclusion of these instruments would have been anti-dilutive. Diluted net loss per share for fiscal 1999 is the same as basic net loss per share as the inclusion of any stock options or warrants to purchase common stock would be antidilutive. A reconciliation of the net loss attributable to common stockholders and the number of shares used in computing basic and diluted net loss per share is provided in Note 10.

Derivative Instruments and Hedging Activities
---------------------------------------------

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 as amended by SFAS No. 137. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after January 1, 1998, or January 1, 1999, at the company's election. Alloy currently does not hold any derivative instruments or engage in hedging activities and accordingly, does not expect the impact of this pronouncement to have a material impact when effective.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  ACQUISITIONS
    ------------

Alloy completed two acquisitions during fiscal 1999, which have been accounted for under the purchase method of accounting. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

In December 1999, Alloy acquired substantially all of the assets and assumed certain liabilities of Celebrity Sightings, LLC, a business based in Marina del Rey, California that operated a teen entertainment-based web site destination that combines the elements of an online entertainment magazine with an online community of popular teen stars. Alloy has continued to operate the website. The total purchase consideration was $5,355, including 200,616 shares of Alloy's common stock, which had a value of $3,837 or $19.125 per share at the time of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $5,309 and has been recorded as goodwill and is being amortized on a straight-line basis over a period of three years.

In January 2000, Alloy purchased all of the outstanding shares of 17th Street Acquisition Corp. ("17th Street"), a New York based developer and producer of media properties for teens, for $4,372, including expenses of the acquisition. Alloy exchanged 215,178 shares of its common stock, which had a value of $3,846, or $17.875 per share at the time of the acquisition, as part of the purchase consideration. Alloy also made payments of $2,104 to the former sole stockholder of a subsidiary of 17th Street, which was acquired by 17th Street in October 1999. Alloy recorded $7,372 of goodwill in connection with this purchase, which amount represented the excess of the purchase price over the fair values of the net assets acquired. The goodwill for this purchase is being amortized on a straight-line basis over a period of five years.

The allocations of purchase price for these acquisitions were based on preliminary estimates of fair value. Accordingly, the amount of goodwill may be adjusted to reflect the final allocation of purchase price, which will be determined within one year of the acquisition dates, in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations".

The following unaudited proforma information presents a summary of Alloy's consolidated results of operations as if the acquisitions had taken place on February 1, 1998:


                                                              Fiscal Year Ended January 31,
                                                             -------------------------------
                                                                  1999             2000
                                                             --------------    -------------

    Revenues                                                  $ 13,929         $ 34,662
    Net loss before extraordinary item                         (10,475)         (18,986)
    Net loss                                                   (10,475)         (19,221)

    Net loss per share before extraordinary item              $  (1.12)        $  (1.45)
    Net loss per share                                        $  (1.12)        $  (1.47)

These unaudited proforma results have been prepared for comparative purposes only and include adjustments for additional amortization expense as a result of goodwill. They do not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred on February 1, 1998, or of future results of operations of the consolidated entities.

4.  PROPERTY AND EQUIPMENT, NET
--  ---------------------------

At January 31, 1999 and 2000, property and equipment, net, consists of the following:

                                                                 1999            2000
                                                              -----------   ----------
    Computer equipment under capitalized leases                 $ 162         $   169
    Computer software and equipment                                22           2,064
    Office furniture and equipment                                 17             395
    Leasehold improvements                                          -             797
                                                                -----         -------
                                                                  201           3,425

    Less: accumulated depreciation and amortization               (23)         (1,238)
                                                                -----         -------
                                                                $ 178         $ 2,187
                                                                =====         =======

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
      ----------------------------------------------

At January 31, 1999 and 2000, accrued expenses and other current liabilities consist of the following:

                                                                  1999            2000
                                                              ----------   ------------
    Compensation                                                 $ 140          $  398
    Professional fees                                              200             258
    Advances from publishers                                         -           1,443
    Other                                                          355           3,064
                                                                 -----          ------
                                                                 $ 695          $5,163
                                                                 =====          ======

6.    OTHER LONG-TERM LIABILITIES
----  ---------------------------

Other long-term liabilities consist of promissory notes and capitalized lease obligations (Note 12).

Promissory Notes
----------------

In May 1998, Alloy issued $3,810 of promissory notes together with warrants to purchase an aggregate of 480,682 shares of common stock. In connection with the issuance of the notes, Alloy paid legal and financing costs of approximately $153 and issued warrants to the placement agent to purchase 25,299 shares of common stock. The notes bore interest at 10% per annum compounded quarterly and were payable in full on the earlier of (i) May 31, 2001, (ii) the closing of an initial public offering or (iii) the occurrence of certain other significant events, as defined. Interest was payable upon maturity of the notes. As of January 31, 1999, accrued interest payable was $278. The warrants issued in connection with the notes carried certain anti-dilution provisions. The warrants were exercisable until May 12, 2001 and had an initial exercise price of $5.47 per share. In accordance with the anti-dilution provision in the agreement, the exercise price of the warrants was reduced to $5.06 per share as a result of the issuance of the Series A Convertible Redeemable Preferred Stock (Note 7) in November 1998. The impact of such revaluation was an increase to the debt discount in the amount of $40.

Alloy evaluated the fair market value of the warrants issued based upon the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 5.25% and expected lives of 3 years. The fair market value of the warrants issued to the holders of the notes was approximately $184 and was recorded as a discount on the notes. The fair market value of the warrants issued to the placement agent, valued at approximately $9, was recorded as deferred financing costs. The notes discount of $184 and total deferred financing costs of $162 were being amortized as a component of interest expense over the term of the notes. Amortization of notes discount and deferred financing costs recorded in fiscal 1998 was approximately $41 and $36, respectively. In connection with its initial public offering in May 1999, Alloy repaid all of the outstanding promissory notes, including accrued interest, totaling $4,212. The unamortized portions of the notes discount and deferred financing costs were written-off as an extraordinary charge in connection with the early retirement of this debt (Note 11).

7.  SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK
--  -----------------------------------------------

In November 1998, Alloy issued 1,678,286 shares of its Series A Convertible Redeemable Preferred Stock (the "Preferred Stock") to investors for approximately $5,045. Alloy paid issuance costs of approximately $216, which was recorded as a reduction of the carrying value of the Preferred Stock and was being accreted over the expected period to redemption of five years. Accretion of the issuance costs of approximately $7 and $13 was recorded in fiscal 1998 and 1999, respectively. The proceeds of the Preferred Stock were payable in two installments. Alloy received the second installment of $2,500 in February 1999.

Each holder of Preferred Stock was entitled to vote on all matters as if their shares were converted to voting common stock on a one-for-one basis. All holders of the Preferred Stock had the right to convert into common stock. All outstanding shares of Preferred Stock had an automatic conversion feature into common stock upon the consummation of a firm commitment underwritten public offering of at least $15 million with a valuation of Alloy greater than $75 million. In connection with Alloy's initial public offering in May 1999, each share of Preferred Stock was converted into Alloy's common stock on a one-for-one basis at the carrying value of the Preferred Stock, which was $4,846 at the conversion date.

8.  STOCKHOLDERS' EQUITY
    --------------------

Common Stock:

Change in Par Value and Authorized Number of Shares
---------------------------------------------------

In June 1997, Alloy amended its Certificate of Incorporation to authorize 15,000,000 shares of common stock from 1,500 and to change the par value from no par value per share to $.01 par value per share. In November 1998, Alloy amended its Certificate of Incorporation to reduce the number of the authorized shares of common stock from 15,000,000 to 11,500,000. In March 1999, Alloy amended and restated its Certificate of Incorporation to authorize 55,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock, par value $.01 per share and 5,000,000 shares of preferred stock, par value $.01 per share.

Initial Public Offering
-----------------------

Alloy completed its initial public offering in May 1999 through the issuance of 3,700,000 shares of common stock at a price of $15 per share. Alloy received net proceeds, after deducting applicable underwriting discounts and offering expenses, totaling $50,149. The net proceeds were used to repay the outstanding promissory notes (Note 6) and for general corporate purposes and working capital needs.

Stock Splits
------------

Effective June 1997, Alloy authorized a 4,000-for-1 stock split of common shares. Effective upon the closing of Alloy's initial public offering in May 1999, Alloy effected a 1.128-for-1 split of common shares. All share and per share information included in these financial statements has been adjusted to retroactively reflect these stock splits.

Private Placements
------------------

In June 1997, Alloy issued 2,732,219 shares of its common stock in a private placement receiving net proceeds of $2,348 (after issuance expenses of approximately $17). These stockholders each received one warrant with the shares of stock they purchased which entitled the holders to dilution protection in the event of a future sale of the Company's equity securities.

In January 1998, Alloy issued an additional 975,148 shares of its common stock in a second private placement receiving net proceeds of $1,674 (after issuance expenses of approximately $12). The second private placement, together with the issuance of employee and consultant options and lessor warrants, resulted in Alloy issuing 711,560 shares to the stockholders who participated in the June 1997 private placement in accordance with the dilution protection clause. The dilution protection warrants expired on June 30, 1998.

Stock options:

In 1997, Alloy's Board of Directors adopted a Stock Option Plan (the "Plan"). The Plan as restated, authorizes the granting of options, the exercise of which would allow up to an aggregate of 4,000,000 shares of Alloy's common stock to be acquired by the holders of the options. The options can take the form of Incentive Stock Options ("ISOs") or Non-qualified Stock Options ("NQSOs"). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediately vesting to a ratable vesting period of ten years.

The exercise price of the ISOs must be at least equal to 100% of the fair market value of Alloy's common stock on the date of grant. In the case of a plan participant who owns directly or by reason of the applicable attribution rules in Section 424(d) of the United States Internal Revenue Code of 1986, as amended, more than 10% of the total combined voting power of all classes of stock of Alloy, the exercise price shall not be less than 110% of the fair market value on the date of grant. ISOs must be exercised within five to ten years from the date of grant depending on the participant's ownership in Alloy. The exercise price of all NQSO's granted under the Plan shall be determined by Alloy's Board of Directors at the time of grant. The Plan will terminate on June 30, 2007.

In fiscal 1997 and 1998, Alloy entered into option agreements with certain of its employees that required Alloy to pay the full exercise price of their options. Alloy valued the options granted under these agreements using the fair value of the common stock at the date of grant. Alloy recorded compensation expense of approximately $70 and $105 for the years ended January 31, 1998 and 1999, respectively, in connection with the granting of these options.

Alloy applies APB 25 in accounting for options issued under the Plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Had compensation cost been determined consistent with SFAS No. 123, Alloy's net loss and loss per share for both fiscal 1997 and 1998 would have remained unchanged due to the fact that the fair market value of the options granted using the Black-Scholes options-pricing model was equal to the fair market value of the underlying common stock at the date of the grant. Accordingly, the presentation of pro forma information pursuant to SFAS No. 123 is not required for fiscal 1997 and 1998. For fiscal 1999, Alloy's net loss and net loss per share would have been:

Net loss:
    As reported                                           $(14,869)
    Pro forma                                             $(17,376)

Net loss per common share - basic and diluted
    As reported                                           $  (1.17)
    Pro forma                                             $  (1.37)


Following is a summary of Alloy's stock option activity:

                                                                     For the Years Ended January 31,
                                        ----------------------------------------------------------------------------------
                                                      1998                         1999                          2000
                                         ----------------------------------------------------------------------------------
                                                     Weighted                     Weighted                      Weighted
                                                     Average                      Average                        Average
                                                     Exercise                     Exercise                      Exercise
                                        Shares        Price         Shares         Price          Shares          Price
                                        -------     --------     -----------      --------     -----------     ----------
     Outstanding, beginning of year             -  $   -              183,705          $ .26         389,553        $ 0.67
     Options granted                      183,705           .26       392,148            .67       2,072,534         15.79
     Options exercised                          -             -             -              -        (381,660)         0.75
     Options canceled or expired                -             -      (186,300)          (.27)        (16,000)        14.05
                                         --------  ------------     ---------          -----      ----------        ------

     Outstanding, end of year             183,705          $.26       389,553          $ .67       2,064,427        $15.75
                                         ========  ============     =========          =====      ==========        ======
     Exercisable, end of year             183,705          $.26       362,481          $ .67          77,736        $12.49
                                         ========  ============     =========          =====      ==========        ======

     Weighted-average fair value of
     options granted during the year
                                         $   1.04                   $    2.77                         $11.38
                                         ========                   =========                     ==========


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                        For the Years Ended January 31
                                              -------------------------------------------------
                                                     1998             1999             2000
                                              -------------          -----------    -----------

    Risk-free interest rates                         5.25%            5.25%            5.95%
    Expected lives                                   5 years          5 years          6 years
    Expected volatility                                50%              50%              50%
    Expected dividend yield                             -                -                -

Summarized information about Alloy's stock options outstanding and exercisable at January 31, 2000 is as follows:

                                          Outstanding                       Exercisable
                            ----------------------------------------  -------------------------------
                                            Average         Average                         Average
         Exercise                          Remaining        Exercise                        Exercise
        Price Range         Options      Contract Life       Price          Options          Price
        -----------         --------     --------------    ---------        ---------       ----------
      $0.60  -  $9.00           92,496    9.03 years            $ 0.60          13,536          $ 0.60
      $9.00  -  $11.00          19,000    9.53 years            $ 9.71               -               -
     $11.00  -  $13.00         286,500    9.48 years            $12.11               -               -
     $13.00  -  $14.75         247,000    9.72 years            $13.57               -               -
     $15.00  -  $15.75         674,150    9.32 years            $15.03          64,200          $15.00
     $16.00  -  $19.50         536,521    9.88 years            $19.08               -               -
     $21.00  -  $26.25         208,760    9.15 years            $24.31               -               -
       All options             2,064,427  9.51 years            $15.75          77,736          $12.49

Consultant Option Agreement
---------------------------

In fiscal 1997, Alloy entered into an agreement granting 138,633 options to a consultant for services rendered. Under the terms of the agreement, Alloy was obligated to pay the full exercise price of the options and reimburse the individual for certain taxes resulting from the exercise of such options. Such agreement resulted in Alloy charging approximately $312 of compensation expense equal to the fair market value of the options at the date of grant and related taxes.

In fiscal 1998, Alloy entered into a new agreement with the consultant that voided and nullified the original agreement and canceled the then outstanding options. The new agreement provided that Alloy grant to the consultant an option to purchase 282,000 shares of common stock at an exercise price of $.71 per share and pay to the consultant the full exercise price of his option. This option is fully exercisable from the date of grant and expires ten years after the date of the grant. Alloy has valued the options granted to the consultant using the fair market value of the common stock at the date of grant. This agreement and the nullification of the original agreement resulted in Alloy charging additional compensation expense of approximately $356 for the year ended January 31, 1999.

The consultant provided the Company with services in connection with the development of strategic plans for human resources and market development. This non-employee was the only shareholder who rendered services to the Company and received compensation in the form of equity rights. Although there is no formal agreement between the parties, these services have been provided from time-to-time. There is no formal or informal commitment for the consultant to provide additional services to the Company in the future.

Warrants:

The following table summarizes all common stock and preferred stock warrant activity:

                                                       For the Years Ended January 31
                                                     --------------------------------------
                                                     1998            1999            2000
                                                    ------          ------          -------

    Outstanding, beginning of year                       -               -          517,261
    Warrants issued                                      -         517,261                -
    Warrants exercised                                   -               -          (30,901)
                                                      ----         -------          -------
    Outstanding, end of year                             -         517,261          486,360
                                                      ====         =======          =======

The weighted average fair value of the warrants granted during fiscal 1998 was estimated as $0.38, using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 5.25% and expected lives of 3 years. At January 31, 2000, the warrants have a weighted average exercise price of $5.064 per share and weighted average remaining contractual term of 1.41 years.

In connection with the execution of a capital lease for computer equipment, Alloy issued a warrant to purchase 11,280 shares of a common stock at an exercise price of $2.66 per share. The warrant was exercisable at the earlier of June 30, 2003 or the closing of an initial public offering. Upon Alloy's initial public offering in May 1999, the warrant was exercised. Alloy recorded prepaid interest, in the amount of $21, based on the fair value of the warrant and is amortizing such amount over the life of the capital lease obligation.


Employee Stock Purchase Plan
----------------------------

In April 1999, Alloy adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Plan"). The Employee Stock Plan allows eligible employees to purchase Alloy's common stock pursuant to section 423 of the Internal Revenue Code of 1986, as amended. A total of 500,000 shares of Alloy's common stock have been made available for sale under the Employee Stock Plan, subject to certain capitalization adjustments specified in the plan document. The Employee Stock Plan will terminate on April 16, 2009 unless terminated sooner by the Board of Directors. The Employee Stock Plan allows for purchases of common stock under a series of six-month offering periods commencing February 1 and August 1 of each year, the frequency of dates and duration of which may be changed by the Board of Directors. Eligible employees can elect to participate through payroll deductions between 1% and 10% of compensation that will be credited to the participant's account. The terms of the Employee Stock Plan provide for the granting of an option on the first day of each six-month offering period ("Offering Date") to each eligible employee to purchase Alloy's common stock on the last day of each six-month offering period ("Exercise Date") at a price equal to the lower of 85% of the fair market value of a share of Alloy's common stock at the Offering Date or 85% of the fair market value of a share of Alloy's common stock on the Exercise Date.

The number of shares under the option will be determined by dividing an eligible employee's accumulated contributions prior to the Exercise Date and retained in the participant's account as of the Exercise Date by the lower of 85% of the fair market value of a share of Alloy's common stock on the Offering Date, or 85% of the fair market value of a share of Alloy's common stock on the Exercise Date. Unless a participant withdraws from the Employee Stock Plan, his or her option for the purchase of shares will be exercised automatically on the Exercise Date of the relative six-month offering period.

Shares Reserved for Future Issuance:

  At January 31, 2000, shares reserved for future issuance are as follows:

    Preferred Stock                                5,000,000
    Stock Option Plan                              3,618,340
    Warrants                                         486,360
    Employee Stock Plan                              499,957
                                                   ---------
                                                   9,604,657
                                                   =========

9.    INCOME TAXES
----  ------------

At January 31, 1999 and 2000, net deferred tax assets consist of the following:

                                                                1999             2000
    Deferred Tax Assets:
    Net operating loss carryforwards                         $ 2,802          $ 8,276
    Accruals and other reserves                                  233            1,345
    Deferred compensation                                        362              217
                                                             -------          -------

    Deferred tax asset before valuation allowance              3,397            9,838
    Valuation allowance                                       (3,397)          (9,838)
                                                             -------          -------
    Net deferred tax assets                                   $  -             $  -
                                                             =======          =======

Alloy has recorded a valuation allowance to fully reserve for the deferred tax benefit attributable to its temporary differences and its net operating loss carryforwards due to the uncertainty as to their ultimate realizability.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes due to the effects of the following:

                                                              1998              1999              2000

    Expected tax benefit at federal statutory rate             (34%)             (34%)             (34%)
    Future state benefit, net of federal benefit               (10%)             (10%)             (10%)
    Non-deductible expenses and other                            -                 -                 -
    Increase in valuation allowance                             44%               44%               44%
                                                              ----              ----              ----
                                                                 -                 -                 -
                                                              ====              ====              ====

Alloy was an S Corporation for income tax purposes through October 31, 1997. On November 1, 1997, Alloy elected to be taxed as a C Corporation. The income tax benefit represents the estimated benefit that would have been reported had Alloy filed its tax return as a taxable C corporation for all periods presented.

At January 31, 2000, Alloy had net operating loss carryforwards aggregating approximately $18,809, which may be applied against future years' income, with expiration dates through 2020. Alloy's ability to utilize these

NOLs will be limited pursuant to Section 382 of the Internal Revenue Code as a result of changes in control that have occurred.

10.    NET LOSS PER SHARE
       ------------------
The following table sets forth the computation of basic and diluted net loss per share:

                                                                                      Year Ended January 31,
                                                                 ------------------------------------------------------
                                                                      1998                    1999               2000
                                                                 --------------        ----------------     -----------
    NUMERATOR:

    Net loss before extraordinary item                          $   (1,864)             $   (6,364)       $   (14,634)
    Accretion of preferred stock                                         -                      (7)               (13)
                                                                ----------              ----------        -----------
    Net loss attributable to common stockholders
    before extraordinary item                                       (1,864)                 (6,371)           (14,647)

    Extraordinary loss on early retirement of debt                       -                       -               (235)
                                                                ----------              ----------        -----------

    Net loss attributable to common stockholders                $   (1,864)             $   (6,371)       $   (14,882)
                                                                ==========              ==========        ===========

    DENOMINATOR:
    ------------

    Weighted average shares - Basic                              5,617,577               8,479,727         12,722,676
    Nominal issuances of stock options (Note 2)                    474,153                 474,153                  -
                                                                ----------              ----------        -----------

    Weighted average shares - Diluted                            6,091,730               8,953,880         12,722,676
                                                                ==========              ==========        ===========

    Basic net loss per share before extraordinary item          $    (0.33)             $    (0.75)       $     (1.15)
    Extraordinary loss on early retirement of debt                       -                       -              (0.02)
                                                                ----------              ----------        -----------

    Basic net loss per share                                    $    (0.33)             $    (0.75)       $     (1.17)
                                                                ==========              ==========        ===========

    Diluted net loss per share before extraordinary
    item                                                        $    (0.31)             $    (0.71)       $     (1.15)
    Extraordinary loss on early retirement of debt                       -                       -              (0.02)
                                                                ----------              ----------        -----------

    Diluted net loss per share                                  $    (0.31)             $   (0.71)        $     (1.17)
                                                                ==========              ==========        ===========


11.  EXTRAORDINARY ITEM
     ------------------

In connection with Alloy's initial public offering in May 1999, the Company redeemed its outstanding promissory notes including accrued interest thereon for $4,212. The extraordinary charge of $235 resulted from the full recognition of the remaining unamortized deferred financing costs and unamortized discount on these notes, which had an original maturity of May 2001.

12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------


Leases
------

Alloy leases office space and certain computer equipment under noncancellable leases with various expiration dates through 2010. As of January 31, 2000, future net minimum lease payments were as follows:

                                                             Capital        Operating
                    Year ending January 31,                   Lease           Lease
              ------------------------------------        -------------   -------------

        2001                                                         $59          $  363
        2002                                                           -             373
        2003                                                           -             383
        2004                                                           -             325
        Thereafter                                                     -           2,238
                                                                     ---          ------
        Total minimum lease payments                                  59          $3,682
                                                                     ===          ======

Rent expense was approximately $8, $33 and $88 for the years ended January 31, 1998, 1999 and 2000, respectively, under noncancellable operating leases.

Ordering, Fulfillment and Customer Service
------------------------------------------

In July 1997, Alloy entered into an agreement with a third-party service organization ("TPS"), whereby the TPS provides Alloy with a comprehensive call center and order fulfillment services in support of Alloy's direct marketing operations. All aspects relating to fulfillment of customer orders are handled by the TPS, including receipt and processing of customer orders, shipment of merchandise to customers and customer service.

In consideration for performance of the services provided by the TPS during the contract term, Alloy paid the TPS an initial start-up fee and is charged on a fee for service basis. On October 9, 1998, the original agreement was amended to permit a reduction in the fee for service charges.

Sales Tax
---------

Alloy does not collect sales and use taxes or other similar taxes on shipments of goods into most states. However, various states or foreign countries may seek to impose sales tax obligations on Alloy. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. In 1999, the United States Congress passed legislation limiting for three years the ability of the states to impose new taxes on Internet-based transactions. Failure to renew this legislation could result in the imposition by various states of taxes on e-commerce. A successful assertion by one or more states that Alloy should have collected or should be collecting sales and use taxes on the sale of products could have a material effect on Alloy's operations.

13.  SUBSEQUENT EVENTS
     -----------------


On April 14, 2000, Alloy entered into a financial and strategic arrangement with Liberty Digital, Inc., a subsidiary of Liberty Media Group, Inc. pursuant to which Alloy issued 2,922,694 shares of its common stock to a subsidiary of Liberty Digital in exchange for $10 million in cash and 837,740 shares of Liberty Digital common stock. The fair value of Alloy's common stock exchanged was $35,072 on the transaction date.

In April 2000, Alloy terminated its agreement with the TPS (Note 12) and entered into an agreement with a new third-party service provider for similar services. Management believes that the termination settlement with the TPS will not have a material adverse impact on Alloy's financial position or results of operations.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------
     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Information About Board of Directors and Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Information About Alloy Online Common Stock Ownership" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Related Party Transactions" and "Executive Compensation -- Employment Contracts and Change of Control Arrangements" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                      III

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          -----------------------------------------------------------------
(A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

     (1) Consolidated Financial Statements.

     See "Index to Financial Statements" at Item 8 to this Annual Report on Form 10-K.
     (2) Financial Statement Schedules.

     No financial statement schedules have been included because they are not applicable or the information is included in the financial statements or notes thereto.


     (3) Exhibits.

     The following exhibits are filed with this report or incorporated by reference as set forth below.

 EXHIBIT
 NUMBER                                          DESCRIPTION OF DOCUMENT
-------                                        ---------------------------
  2.1*      Asset Purchase Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy
            Acquisition Corporation and Celebrity Sightings, LLC (incorporated by reference to Alloy
            Online's Current Report on Form 8-K dated December 21, 1999)).
  2.2*      Agreement and Plan of Reorganization dated as of January 21, 2000 by and between Alloy Online,
            Inc., Alloy Acquisition Sub, Inc., 17th Street Acquisition Corp. and Leslie Morgenstein and Ann
            Brashares (incorporated by reference to Alloy Online's Current Report on Form 8-K dated February
            7, 2000).
  3.1*      Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference into
            Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).
  3.2*      Restated Bylaws (incorporated by reference into Alloy Online's Registration Statement on Form
            S-1 (Registration Number 333-74159)).
  3.3*      See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and
            Restated Bylaws of Alloy Online for the instruments defining the rights of holders of common stock of Alloy Online
 10.1       Lease Agreement between Alloy Online, Inc. and Abner Properties, c/o Williams Real Estate Co.,
            Inc., dated as of November 2, 1999.
 10.2       Sublease Letter Agreement between Guidance Solutions, Inc. and Celebrity Sightings, LLC, dated as of November 23, 1999.
 10.3       Agreement of Lease between Irving Realty Co. and Daniel Weiss Associates, Inc., dated as of
            May 8, 1996.
 10.4*      Fulfillment Services Agreement dated July 23, 1997 by and between Harrison Fulfillment Services,
            Inc. and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration
            Statement on Form S-1 (Registration Number 333-74159)).
 10.5*      Amendment to Fulfillment Services Agreement dated September 1, 1997 by and between Harrison
            Fulfillment Services, Inc. and Alloy Online, Inc. (incorporated by reference into Alloy Online's
            Registration Statement on Form S-1 (Registration Number 333-74159)).
 10.6*      Second Amendment to Fulfillment Services Agreement dated October 9, 1998 by and between Harrison
            Fulfillment Services, Inc. and Alloy Online, Inc. (incorporated by reference into Alloy Online's
            Registration Statement on Form S-1 (Registration Number 333-74159)).
 10.7*      Services Agreement, dated February 9, 1999, between OneSoft Corporation and the Registrant
            (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration
            Number 333-74159)).
 10.8*      Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).
 10.9*      Employment Agreement dated April 19, 1999 between Matthew C. Diamond and Alloy Online, Inc.
            (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration
            Number 333-74159)).
10.10*      Employment Agreement dated April 19, 1999 between James K. Johnson, Jr. and Alloy Online, Inc.
            (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration
            Number 333-74159)).
10.11*      Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc.
            (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration
            Number 333-74159)).
10.12*      Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on
            Form S-1 (Registration Number 333-74159)).
10.13*      Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson,
            Jr. and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).
10.14*      Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on
            Form S-1 (Registration Number 333-74159)).
10.15*      Employment letter dated February 22, 1999 between Neil Vogel and Alloy Online, Inc.
            (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration
            Number 333-74159)).
10.16       Non-Qualified Stock Option Agreement dated as of August 2, 1999 between Neil Vogel and Alloy
            Online, Inc.
10.17       Non-Qualified Stock Option Agreement dated as of November 4, 1999 between Neil Vogel and Alloy
            Online, Inc.
10.18*      Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).
10.19*      1999 Employee Stock Purchase Plan (incorporated by reference into Alloy Online's Registration
            Statement on Form S-1 (Registration Number 333-74159)).
10.20*      Investment Representation and Lockup Agreement dated as of January 21, 2000 by and between Alloy
            Online, Inc. and Leslie Morgenstein (incorporated by reference to Alloy Online's Current Report on Form 8-K dated February 7, 2000).
10.21*      Investment Representation and Lockup Agreement dated as of January 21, 2000 by and between Alloy
            Online, Inc. and Ann Brashares (incorporated by reference to Alloy Online's Current Report on
            Form 8-K dated February 7, 2000).
10.22*      Escrow Agreement dated as of January 21, 2000 by and among Alloy Online, Inc., Alloy Acquisition
            Sub., Inc., Leslie N. Morgenstein, Ann Brashares and State Street Bank and Trust Company, as
            Escrow Agent (incorporated by reference to Alloy Online's Current Report on Form 8-K dated
            February 7, 2000).
10.23*      Investment Representation and Lockup Agreement dated as of December 1, 1999 by and between Alloy
            Online, Inc. and Celebrity Sightings, LLC (incorporated by reference to Alloy Online's Current
            Report on Form 8-K dated December 21, 1999).
10.24*      Escrow Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy Acquisition
            Corporation, Celebrity Sightings, LLC and State Street Bank and Trust Company, as Escrow Agent
            (incorporated by reference to Alloy Online's Current Report on Form 8-K dated December 21,
            1999).
 21.1       Subsidiaries of Alloy Online, Inc.
 23.2       Consent of Arthur Andersen, LLP
 24.1*      Power of Attorney (incorporated by reference into Alloy Online's Registration Statement on Form
            S-1 (Registration Number 333-74159)).
 27.1       Financial Data Schedule

*   Previously filed with the SEC.

(B) REPORTS ON FORM 8-K:

    On December 21, 1999, the Company filed a Form 8-K under Item 2 regarding the acquisition of Celebrity Sightings, LLC.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 1, 2000                       Alloy Online, Inc.


                                         By: /s/ Matthew C. Diamond
                                             ---------------------------------
                                                 Matthew C. Diamond
                                                 Chairman of the Board and Chief
                                                 Executive Officer


              SIGNATURE                          TITLE                             DATE
              ---------                          -----                             ----

     /s/ Matthew C. Diamond               Chief Executive Officer             May 1, 2000
----------------------------------------
         Matthew C. Diamond               (Principal Executive Officer)
                                          and Chairman


      /s/ Samuel A. Gradess               Executive Vice President,           May 1, 2000
----------------------------------------
          Samuel A. Gradess               Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer) and
                                          Director


    /s/ James K. Johnson, Jr.             Executive Vice President,           May 1, 2000
-----------------------------------------
        James K. Johnson, Jr.             Chief Operating Officer and
                                          Director


       /s/ Peter M. Graham                Director                            May 1, 2000
-----------------------------------------
           Peter M. Graham



        /s/ David Yarnell                 Director                            May 1, 2000
----------------------------------------
            David Yarnell


         /s/ Lee Masters                  Director                            May 1, 2000
----------------------------------------
             Lee Masters

 EXHIBIT
 NUMBER                                          DESCRIPTION OF DOCUMENT
-------                                        ---------------------------
  2.1*      Asset Purchase Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy
            Acquisition Corporation and Celebrity Sightings, LLC (incorporated by reference to Alloy
            Online's Current Report on Form 8-K dated December 21, 1999)).
  2.2*      Agreement and Plan of Reorganization dated as of January 21, 2000 by and between Alloy Online,
            Inc., Alloy Acquisition Sub, Inc., 17th Street Acquisition Corp. and Leslie Morgenstein and Ann
            Brashares (incorporated by reference to Alloy Online's Current Report on Form 8-K dated February
            7, 2000).
  3.1*      Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference into
            Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).
  3.2*      Restated Bylaws (incorporated by reference into Alloy Online's Registration Statement on Form
            S-1 (Registration Number 333-74159)).
  3.3*      See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and
            Restated Bylaws of Alloy Online for the instruments defining the rights of holders of common stock of Alloy Online
 10.1       Lease Agreement between Alloy Online, Inc. and Abner Properties, c/o Williams Real Estate Co.,
            Inc., dated as of November 2, 1999.
 10.2       Sublease Letter Agreement between Guidance Solutions, Inc. and Celebrity Sightings, LLC, dated as of November 23, 1999.
 10.3       Agreement of Lease between Irving Realty Co. and Daniel Weiss Associates, Inc., dated as of
            May 8, 1996.

 10.4*      Fulfillment Services Agreement dated July 23, 1997 by and between Harrison Fulfillment Services,
            Inc. and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration
            Statement on Form S-1 (Registration Number 333-74159)).
 10.5*      Amendment to Fulfillment Services Agreement dated September 1, 1997 by and between Harrison
            Fulfillment Services, Inc. and Alloy Online, Inc. (incorporated by reference into Alloy Online's
            Registration Statement on Form S-1 (Registration Number 333-74159)).
 10.6*      Second Amendment to Fulfillment Services Agreement dated October 9, 1998 by and between Harrison
            Fulfillment Services, Inc. and Alloy Online, Inc. (incorporated by reference into Alloy Online's
            Registration Statement on Form S-1 (Registration Number 333-74159)).
 10.7*      Services Agreement, dated February 9, 1999, between OneSoft Corporation and the Registrant
            (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration
            Number 333-74159)).
 10.8*      Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).
 10.9*      Employment Agreement dated April 19, 1999 between Matthew C. Diamond and Alloy Online, Inc.
            (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration
            Number 333-74159)).
10.10*      Employment Agreement dated April 19, 1999 between James K. Johnson, Jr. and Alloy Online, Inc.
            (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration
            Number 333-74159)).
10.11*      Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc.
            (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration
            Number 333-74159)).
10.12*      Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on
            Form S-1 (Registration Number 333-74159)).
10.13*      Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson,
            Jr. and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).
10.14*      Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on
            Form S-1 (Registration Number 333-74159)).
10.15*      Employment letter dated February 22, 1999 between Neil Vogel and Alloy Online, Inc.
            (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration
            Number 333-74159)).
10.16       Non-Qualified Stock Option Agreement dated as of August 2, 1999 between Neil Vogel and Alloy
            Online, Inc.



 EXHIBIT
 NUMBER                                          DESCRIPTION OF DOCUMENT
-------                                        ---------------------------
10.17       Non-Qualified Stock Option Agreement dated as of November 4, 1999 between Neil Vogel and Alloy
            Online, Inc.
10.18*      Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).
10.19*      1999 Employee Stock Purchase Plan (incorporated by reference into Alloy Online's Registration
            Statement on Form S-1 (Registration Number 333-74159)).
10.20*      Investment Representation and Lockup Agreement dated as of January 21, 2000 by and between Alloy
            Online, Inc. and Leslie Morgenstein (incorporated by reference to Alloy Online's Current Report on Form 8-K dated February 7, 2000).
10.21*      Investment Representation and Lockup Agreement dated as of January 21, 2000 by and between Alloy
            Online, Inc. and Ann Brashares (incorporated by reference to Alloy Online's Current Report on
            Form 8-K dated February 7, 2000).
10.22*      Escrow Agreement dated as of January 21, 2000 by and among Alloy Online, Inc., Alloy Acquisition
            Sub., Inc., Leslie N. Morgenstein, Ann Brashares and State Street Bank and Trust Company, as
            Escrow Agent (incorporated by reference to Alloy Online's Current Report on Form 8-K dated
            February 7, 2000).
10.23*      Investment Representation and Lockup Agreement dated as of December 1, 1999 by and between Alloy
            Online, Inc. and Celebrity Sightings, LLC (incorporated by reference to Alloy Online's Current
            Report on Form 8-K dated December 21, 1999).
10.24*      Escrow Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy Acquisition
            Corporation, Celebrity Sightings, LLC and State Street Bank and Trust Company, as Escrow Agent
            (incorporated by reference to Alloy Online's Current Report on Form 8-K dated December 21,
            1999).
 21.1       Subsidiaries of Alloy Online, Inc.
 23.2       Consent of Arthur Andersen, LLP
 24.1*      Power of Attorney (incorporated by reference into Alloy Online's Registration Statement on Form
            S-1 (Registration Number 333-74159)).
 27.1       Financial Data Schedule

*   Previously filed with the SEC.

(B) REPORTS ON FORM 8-K:

    On December 21, 1999, the Company filed a Form 8-K under Item 2 regarding the acquisition of Celebrity Sightings, LLC.