Form 10-Q
period 2000-04-30
ALLOY ONLINE INC
filed 2000-06-14
CIK 1080359

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 2000

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to __________

                        Commission file number: 0-26023

                              ALLOY ONLINE, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                   04-3310676
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)


             151 West 26th Street, 11th floor, New York, NY 10001
                   (Address of Principal Executive Offices)
                                  (Zip Code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 5, 2000, the registrant had 17,628,154 shares of common stock, $.01 par value per share, outstanding. All share numbers referenced in this quarterly report reflect a 1.128-for-1 stock split of all outstanding shares of Common Stock effected by Alloy Online, Inc. on May 13, 1999.

                              ALLOY ONLINE, INC.

                                   CONTENTS

PART I - FINANCIAL INFORMATION                                                                       PAGE NO.
                                                                                                     --------
         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets, April 30, 2000 (unaudited)
                    and January 31, 2000............................................................    3

                  Consolidated Condensed Statements of Operations, Three Months Ended
                    April 30, 2000 (unaudited) and April 30, 1999 (unaudited).......................    4

                  Consolidated Condensed Statements of Comprehensive (Loss) Income,
                    Three Months Ended April 30, 2000 (unaudited) and April 30, 1999 (unaudited)....    5

                  Consolidated Condensed Statements of Cash Flows, Three Months Ended
                    April 30, 2000 (unaudited) and April 30, 1999 (unaudited).......................    6

                  Consolidated Condensed Statement of Changes in Stockholders' Equity, Three
                    Months Ended April 30, 2000 (unaudited).........................................    7

                  Notes to Consolidated Condensed Financial Statements (unaudited)..................    8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.......................................................   10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................   14

PART II - OTHER INFORMATION

         Item 1    Legal Proceedings................................................................   15

         Item 2    Changes in Securities and Use of Proceeds........................................   15

         Item 3    Defaults Upon Senior Securities..................................................   15

         Item 4    Submission of Matters to a Vote of Security Holders..............................   15

         Item 5    Other Information................................................................   15

         Item 6    Exhibits and Reports on Form 8-K.................................................   16

SIGNATURES..........................................................................................   17

EXHIBIT INDEX.......................................................................................   18

EXHIBIT 27 - Financial Data Schedule................................................................   19

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                              ALLOY ONLINE, INC.
                     Consolidated Condensed Balance Sheets
                   (Amounts in thousands, except share data)

                                    ASSETS
                                    ------
                                                                               January 31,         April 30,
                                                                                  2000               2000
                                                                              ------------       -------------
                                                                                (audited)         (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                      $  12,702           $  18,024
Available-for-sale marketable securities                                          20,971              41,275
Accounts receivable, net                                                           2,693               2,629
Inventories, net                                                                   3,981               4,457
Prepaid catalog costs                                                              1,011               1,009
Other current assets                                                               1,281               1,373
                                                                               ---------           ---------
      TOTAL CURRENT ASSETS                                                        42,639              68,767

Property and equipment, net                                                        2,187               2,540
Goodwill, net of amortization                                                     12,349              11,539
Other assets                                                                         493               1,492
                                                                               ---------           ---------
      TOTAL ASSETS                                                             $  57,668           $  84,338
                                                                               =========           =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                          $  12,401           $   9,311
Other current liabilities                                                             59                  32
                                                                               ---------           ---------
      TOTAL CURRENT LIABILITIES                                                   12,460               9,343

STOCKHOLDERS' EQUITY:
Common Stock; $.01 par value; 50,000,000 shares authorized;
14,686,437 and 17,628,154 shares issued and outstanding, respectively                147                 176
Additional paid-in capital                                                        68,948              97,764
Accumulated deficit                                                              (23,216)            (29,521)
Deferred compensation                                                               (593)               (623)
Accumulated other comprehensive (loss) income                                        (78)              7,199
                                                                               ---------           ---------

      TOTAL STOCKHOLDERS' EQUITY                                                  45,208              74,995
                                                                               ---------           ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  57,668           $  84,338
                                                                               =========           =========

The accompanying footnotes are an integral part of these consolidated condensed financial statements.

                              ALLOY ONLINE, INC.

                Consolidated Condensed Statements of Operations
            (Amounts in thousands, except share and per share data)
                                  (unaudited)

                                                                                        For the three months
                                                                                           ended April 30,
                                                                                      1999                       2000
                                                                                 ------------              -------------
NET MERCHANDISE REVENUES                                                         $      2,391              $       5,451

SPONSORSHIP AND OTHER REVENUES                                                            163                      2,209
                                                                                 ------------              -------------
TOTAL REVENUES                                                                          2,554                      7,660

COST OF GOODS SOLD                                                                      1,249                      3,001
                                                                                 ------------              -------------
GROSS PROFIT                                                                            1,305                      4,659
                                                                                 ------------              -------------
OPERATING EXPENSES:
Selling and marketing                                                                   2,610                      8,497
General and administrative                                                                919                      2,089
Goodwill amortization                                                                      --                        811
                                                                                 ------------              -------------
TOTAL OPERATING EXPENSES                                                                3,529                     11,397
                                                                                 ------------              -------------
LOSS FROM OPERATIONS                                                                   (2,224)                    (6,738)

INTEREST (EXPENSE) INCOME, NET                                                            (78)                       433
                                                                                 ------------              -------------
NET LOSS                                                                         $     (2,302)             $      (6,305)
                                                                                 ============              =============
BASIC LOSS PER SHARE OF COMMON STOCK (Note 3)                                    $      (0.27)             $       (0.41)
                                                                                 ============              =============
DILUTED LOSS PER SHARE OF COMMON STOCK (Note 3)                                  $      (0.26)             $       (0.41)
                                                                                 ============              =============
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic                                                                               8,711,878                 15,245,159
                                                                                 ============              =============
Diluted                                                                             8,953,880                 15,245,159
                                                                                 ============              =============

The accompanying footnotes are an integral part of these consolidated condensed financial statements.

                              ALLOY ONLINE, INC.

       Consolidated Condensed Statements of Comprehensive (Loss) Income
                            (Amounts in thousands)

                                  (unaudited)


                                                                                        For the three months
                                                                                           ended April 30,
                                                                                      1999                2000
                                                                                   ----------          ----------
Net Loss                                                                           $  (2,302)          $  (6,305)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities                                      --               7,277
                                                                                   ---------           ---------
Comprehensive (Loss) Income                                                        $  (2,302)          $     972
                                                                                   =========           =========

                               ALLOY ONLINE, INC.

     Consolidated Condensed Statements of Cash Flows (Amounts in thousands)
                                   (Unaudited)

                                                                                                       For the three months
                                                                                                          ended April 30,
                                                                                                        1999          2000
                                                                                                    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                          $ (2,302)       $ (6,305)
  Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                                    59           1,008
         Compensation charge for issuance of stock options                                               284              87
         Accrued interest on promissory notes                                                            102               -
  Changes in operating assets and liabilities - net of effect of business acquisitions -
    (Increase) decrease in:
         Accounts receivable                                                                               4              64
         Inventories                                                                                     196            (475)
         Other current assets                                                                           (329)            (90)
         Other assets                                                                                     (6)            (16)
    Increase (decrease) in:
         Accounts payable and accrued expenses                                                         1,285          (3,091)
                                                                                                     ------------------------

              Net cash used in operating activities                                                     (707)         (8,818)
                                                                                                     ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net maturities of marketable securities                                                                  -           6,502
  Capital expenditures                                                                                  (135)           (533)
  Purchase of non-marketable securities                                                                    -          (1,000)
  Purchase of domain name and mailing list                                                              (250)              -
                                                                                                     ------------------------

Net cash (used in) provided by investing activities                                                     (385)          4,969
                                                                                                     ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Deferred registration costs                                                                           (377)              -
  Proceeds from stock subscription receivable                                                          2,497               -
  Exercise of stock options and warrants                                                                   -               9
  Net proceeds from issuance of common stock                                                               -           9,189
  Payments of capital lease obligation                                                                   (16)            (27)
                                                                                                     ------------------------

Net cash provided by financing activities                                                              2,104           9,171

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              1,012           5,322

CASH AND CASH EQUIVALENTS, beginning of period                                                         2,983          12,702
                                                                                                     ------------------------

CASH AND CASH EQUIVALENTS, end of period                                                             $ 3,995        $ 18,024
                                                                                                     ========================


Supplemental disclosure of non-cash investing and financing activity:

Purchase of computer equipment under capital lease                                                   $     6        $      -
Exercise of stock options                                                                            $     4        $      -
Deferred compensation                                                                                $   767        $    117
Fair value of Liberty Digital, Inc. common stock received in connection with exchange transaction
   (Note 4)                                                                                          $     -        $ 19,530
Other comprehensive income                                                                           $     -        $  7,277



ALLOY ONLINE, INC.

Consolidated Statement of Changes in Stockholders' Equity
(Amounts in thousands, except share data)
For the Three Months Ended April 30, 2000

                                                                                       Common Stock
                                                                              -----------------------------         Additional
                                                                                Shares             Amount         Paid-in Capital
                                                                              -----------        ----------       ---------------
Balance, February 1, 2000                                                     14,686,437         $      147         $   68,948

Proceeds from issuance of common stock in connection with the Liberty
  Digital, Inc. transaction, net of issuance costs (Note 4)                    2,922,694                 29             28,690

Issuance of stock options to consultants                                            --                 --                  117

Amortization of deferred compensation                                               --                 --                 --

Issuance of common stock pursuant to the exercise of options and
  warrants and the employee stock purchase plan                                   19,023               --                    9

Net loss                                                                            --                 --                 --

Net unrealized gain on available-for-sale marketable securities                     --                 --                 --
                                                                              ----------         ----------         ----------

Balance, April 30, 2000                                                       17,628,154         $      176         $   97,764
                                                                              ==========         ==========         ==========



                                                                                                     Accumulated Other
                                                                        Accumulated      Deferred     Comprehensive
                                                                          Deficit      Compensation   (Loss) Income       Total
                                                                        -----------   -------------   -------------       -----
Balance, February 1, 2000                                               ($  23,216)    ($     593)    ($      78)     $   45,208

Proceeds from issuance of common stock in connection with the Liberty
  Digital, Inc. transaction, net of issuance costs (Note 4)                   --             --             --            28,719

Issuance of stock options to consultants                                      --             (117)          --              --

Amortization of deferred compensation                                         --               87           --                87

Issuance of common stock pursuant to the exercise of options and
  warrants and the employee stock purchase plan                               --             --             --                 9

Net loss                                                                    (6,305)          --             --            (6,305)

Net unrealized gain on available-for-sale marketable securities               --             --            7,277           7,277
                                                                        ----------     ----------     ----------      ----------

Balance, April 30, 2000                                                 ($  29,521)    ($     623)    $    7,199      $   74,995
                                                                        ==========     ==========     ==========      ==========



                              ALLOY ONLINE, INC.
                              ------------------

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared by Alloy Online, Inc. ("Alloy"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income and losses, and cash flows at April 30, 2000 and for all periods presented have been made. The results of operations for the periods ended April 30, 2000 and 1999 are not necessarily indicative of the operating results for a full year.

     Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. We suggest that you read the financial statements and these footnotes in conjunction with our audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2000 filed with the Securities and Exchange Commission on May 1, 2000.

2.   BUSINESS

     Alloy was incorporated in the State of Delaware on January 22, 1996 and is a leading Web site serving the unique interests and tastes of the high growth Generation Y (10 to 24 year old) marketplace. Through our Web site, www.alloy.com, Generation Y boys and girls can interact, share information, explore compelling and relevant content and shop. Through our Web site and our Alloy direct mail catalog, we offer Generation Y boys and girls a variety of merchandise, including boys and girls apparel, accessories, footwear, cosmetics and room furnishings.

3.   NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share. Amounts in thousands, except share and per share data:

                                                     Three Months Ended April 30,
                                                     ----------------------------
                                                        1999             2000
                                                     ----------       -----------
Numerator:
     Net loss                                        $   (2,302)      $    (6,305)
     Accretion of preferred stock                           (11)                -
                                                     ----------       -----------
     Net loss after accretion of preferred
     stock                                           $   (2,313)      $    (6,305)
                                                     ==========       ===========
Denominator:
     Basic weighted average shares outstanding        8,711,878        15,245,159
     Nominal issuances of stock options                 242,002                 -
                                                     ----------       -----------
     Diluted weighted average shares outstanding      8,953,880        15,245,159
                                                     ==========       ===========
Basic net loss per share                             $    (0.27)      $     (0.41)
Diluted net loss per share                           $    (0.26)      $     (0.41)

                              ALLOY ONLINE, INC.
                              ------------------

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

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

4.   EXCHANGE TRANSACTION

     On April 14, 2000, Alloy entered into a financial and strategic arrangement with Liberty Digital, Inc. ("LDIG"), a subsidiary of Liberty Media Group, Inc., pursuant to which Alloy issued 2,922,694 shares of its common stock having a fair value of $35,072,000, or $12 per share, to a subsidiary of LDIG in exchange for $10 million in cash and 837,740 shares of LDIG common stock having a fair value of $19,530,000, or $23.31 per share. The Alloy common shares exchanged represented 19.9% of the issued and outstanding common stock prior to the transaction. Subsequent to the transaction, LDIG had a 16.6% ownership interest in Alloy's issued and outstanding common stock. Both parties are required to register the securities exchanged in the transaction with the Securities and Exchange Commission and have agreed to limit the future disposition of the common stock exchanged for a period of one year from the respective effective dates of the registration statements. Specifically, Alloy and LDIG are prohibited from selling more than 25% of the shares issued to each during any consecutive 90-day period within one year of the effective date of the respective registration statements.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2000, the Emerging Issues Task Force ("EITF") issued a final consensus on EITF Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts". This issue provides standards for recognition, classification and disclosure of sales incentives. Pursuant to the final consensus, sales incentives should be recorded at the later of (a) when a sale is made or
     (b) when offered. Further, sales incentives should be classified as a reduction of revenue, unless the incentive is an inventory item, such as promotional inventory, which should be classified within cost of sales.
     The standards under this consensus are effective for all periods beginning after May 18, 2000, with the transition resulting in a combination of a cumulative effect of an accounting change for recognition and measurement, and a restatement of prior periods for the classification provisions.
     Alloy does not expect any adjustments to previously reported information pursuant to this standard.

     In May 2000, the EITF reached a tentative consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The tentative consensus was that all shipping and handling billed to customers is revenue and all shipping and handling costs are to be classified as cost of sales, and shipping and handling revenues and costs cannot be netted. Shipping costs have been defined as the costs to move product from sellers to buyers, including internal and external costs. Handling costs are those costs incurred to prepare product for shipment, including direct costs and allocations of internal overhead. A final consensus on this issue is expected in July 2000. This standard would require a restatement of prior periods for changes in classification. Alloy currently nets its shipping and handling revenue with the related costs and further does not include these costs in cost of sales, but rather as selling and marketing expenses. Upon issuance of the final consensus, Alloy will apply the standards and make any required reclassifications of prior year information.

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

     Our revenues consist of merchandise revenues and sponsorship and other revenues. We generate merchandise revenues through both our catalog and our Web site. We generate sponsorship and other revenues primarily through the sale of sponsorships, banner advertisements, co-marketing programs and other revenue sharing arrangements on our Web site and in our catalog. Revenues from sales of merchandise are recognized at the time products are shipped to customers net of an allowance for sales returns which is determined in accordance with our return policy and is based on historical experience. Revenues from sponsorships, advertising and other arrangements are recognized during the period in which the sponsorship or advertisement is displayed, provided that no significant performance obligations remain and the collection of the related receivable is probable. Revenues from sales of Internet advertisements are recognized net of commissions paid to advertising sales firms and to technology and content providers. Revenues earned and related expenses incurred in connection with our publishing activities are recognized upon property publication. Any amounts received or paid prior to publication are treated as advances and classified as a current liability or current asset.

     We were incorporated in January 1996, launched our Web site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues has been generated through merchandise sales; however, sponsorship and other revenues have been increasing and we expect these revenues to continue to increase in future periods as a result of our plan to increase visitors to our Web site and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our initial public offering (the "Offering") and received approximately $50.1 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to the Offering. In April 2000, we entered into a financial and strategic arrangement with Liberty Digital, Inc. ("LDIG"), a subsidiary of Liberty Media Group, Inc., pursuant to which we issued 2,922,694 shares of common stock to a subsidiary of LDIG in exchange for $9.2 million in net cash proceeds and 837,740 shares of LDIG common stock.

     We incurred net losses of approximately $118,000 for the fiscal year ended January 31, 1997, $1.9 million for the fiscal year ended January 31, 1998, $6.4 million for the fiscal year ended January 31, 1999, $14.9 million for the year ended January 31, 2000, and $6.3 million for the three months ended April 30, 2000. These net losses resulted primarily from the costs associated with developing our Web site and database of Generation Y boys and girls, attracting users to our Web site and establishing the Alloy brand. Because of our plans to invest heavily in marketing and promotion, to hire additional employees and to develop our Web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustainable in future periods.

Results of Operations

     The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues. Any trends reflected by the following table may not be indicative of future results.


                                                  Three Months
                                                 Ended April 30,
                                                 ---------------
                                              1999            2000
                                              ----            ----
Net merchandise revenues..................      93.6%          71.2%
Sponsorship and other revenues............       6.4           28.8
                                             -------         ------
   Total revenues.........................     100.0          100.0
Cost of goods sold........................      48.9           39.2
                                             -------         ------
Gross profit..............................      51.1           60.8
Operating expenses:
   Selling and marketing..................     102.1          110.9
   General and administrative.............      36.0           27.3
   Amortization of goodwill...............         -           10.6
                                             -------         ------
   Total operating expenses...............     138.1          148.8
                                             -------         ------
Loss from operations......................     (87.0)         (88.0)
Interest (expense) income, net............      (3.1)           5.7
                                             -------         ------
Net loss..................................     (90.1)%        (82.3)%


Comparison of Three Months Ended April 30, 1999 and 2000

     Revenues

     Merchandise Revenues. Net merchandise revenues increased 128.0% from $2.4 million in the three months ended April 30, 1999 to $5.4 million in the three months ended April 30, 2000. The increase in merchandise revenues in the three months ended April 30, 2000 was due primarily to the significant increase in orders driven by our expanded database of Generation Y buyers and prospective buyers to whom we marketed in this quarter.

     Sponsorship and Other Revenues. Sponsorship and other revenues amounted to $2.2 million in the three months ended April 30, 2000 as compared to $163,000 in the three months ended April 30, 1999. This 1,250% increase in sponsorship and other revenues in the three months ended April 30, 2000 resulted from the increased number of visitors to our Web site and the expanding commercial relationships with advertisers that we are developing through our in-house advertising sales group, together with the contribution of the book publishing business we purchased in January 2000. We expect sponsorship and other revenues to trend upwards as Web site traffic increases and our sponsorship and advertising sales team develops expanded and new relationships with companies seeking to access our Generation Y Community.

     Cost of Goods Sold

     Cost of goods sold consists of the cost of the merchandise sold by Alloy plus the freight cost to deliver the merchandise to the warehouse. Our cost of goods sold increased 140.3% from $1.2 million in the three months ended April 30, 1999 to $3.0 million in the three months ended April 30, 2000. The increase in cost of goods sold was due primarily to the increase in merchandise sales volume. Alloy's gross profit as a percentage of total revenues increased from 51.1% in the three months ended April 30, 1999 to 60.8% in the three months ended April 30, 2000 due to the substantially larger percentage of sponsorship and other revenues in our total revenue mix.

     Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of Alloy catalog production and mailing costs; our call center and fulfillment operations expenses; salaries of our sales and marketing personnel; advertising and marketing costs; and expenses related to the development, maintenance and marketing of our Web site. These expenses increased 225.6% from $2.6 million in the three months ended April 30, 1999 to $8.5 million in the three months ended April 30, 2000 due to the increased costs incurred in marketing to our expanded database, increased Web site promotion and development, and the hiring of selling and marketing staff. As a percentage of total revenues, our selling and marketing expenses increased from 102.1% in the three months ended April 30, 1999 to 110.9% in the three months ended April 30, 2000. The increase was primarily driven by our expanded Web site marketing efforts and the hiring of additional sales and marketing personnel.

     We expect selling and marketing expenses to increase significantly in future periods. These increases will be principally related to hiring additional sales and marketing personnel; increased spending on advertising in a variety of media to increase brand awareness, attract additional visitors to our Web site and grow online merchandise sales; and marketing our merchandise offerings to an expanded database. There is no assurance that these increased expenditures will result in increased visitors to our Web site or additional sales.

     General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 127.3% from $919,000 in the three months ended April 30, 1999 to $2.1 million in the three months ended April 30, 2000. As a percentage of total revenues, our general and administrative expenses decreased from 36.0% in the three months ended April 30, 1999 to 27.3% in the three months ended April 30, 2000. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred as a result of becoming a public company, such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

     Amortization of Goodwill. Amortization of goodwill was approximately $811,000 in the three months ended April 30, 2000 as compared to zero in the three months ended April 30, 1999. These costs were recorded in connection with our acquisition of substantially all of the assets of Celebrity Sightings, LLC in December 1999 and the merger of our acquisition subsidiary with and into 17th Street Acquisition Corp., the sole stockholder of 17th Street Productions, Inc. in January 2000. These acquisitions were accounted for under the purchase method of accounting. We anticipate that the future amortization of goodwill in connection with these acquisitions will continue to be amortized on a straight-line basis over three years in the case of Celebrity Sightings, LLC and five years in the case of 17th Street Productions, Inc., and will amount to approximately $811,000 per quarter until the end of fiscal 2002 and approximately $375,000 per quarter thereafter until the related goodwill is fully amortized. Any additional acquisitions or impairment of goodwill could result in additional merger and acquisition related costs.

     Loss from Operations

     As described above, we have invested heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to our Web site, increase the number of our employees to support a growing operation and purchase complementary businesses. For the foregoing reasons, our loss from operations increased from $2.2 million in the three months ended April 30, 1999 to $6.7 million in the three months ended April 30, 2000.

     Interest (Expense) Income, Net

     Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We incurred net interest expense of $78,000 in the three months ended April 30, 1999 due to the interest expense resulting from our issuance of promissory notes in May 1998, which exceeded our interest earned on cash balances held. In the three months ended April 30, 2000, we generated net interest income of $433,000 due to the investment of the proceeds raised in the Offering.

Liquidity and Capital Resources

     We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. In May 1999, we raised approximately $50.1 million in net proceeds upon the closing of the Offering. In April 2000, we raised $9.2 million in net cash proceeds and acquired 837,740 shares of LDIG common stock in connection with our sale of 2,922,694 shares of Alloy common stock to a subsidiary of LDIG. At April 30, 2000, we had approximately $18.0 million of cash and cash equivalents and a further $41.3 million of marketable securities. Our principal commitments at April 30, 2000 consisted of accounts payable and obligations under our capital and operating leases.

     Net cash used in operating activities was $707,000 in the three months ended April 30, 1999 and $8.8 million in the three months ended April 30, 2000. The principal use of cash in both periods was to fund our losses from operations, with a further $3.1 million in cash used to extinguish accounts payable and accrued expenses in the three months ended April 30, 2000.

     Cash provided by investing activities was $5.0 million in the three months ended April 30, 2000 due to the reduced time to maturity of certain fixed income investments in our securities portfolio, offset partially by our capital expenditure and strategic investing activities. Cash used in investing activities was $385,000 in the three months ended April 30, 1999 due to our capital expenditures for computers, office furniture and equipment; and the acquisition of certain intangible assets, consisting of a Web site domain name and a customer mailing list in separate transactions.

     Net cash provided by financing activities was approximately $2.1 million in the three months ended April 30, 1999 due to the collection of the stock subscription receivable associated with the second installment of our Series A Preferred Stock sold in November 1998. In the three months ended April 30, 2000, we received $9.2 million in net cash proceeds from our sale of 2,922,694 shares of Alloy common stock to a subsidiary of LDIG.

     We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we build the Alloy brand and our customer database and that our operating expenses will be a material use of our cash resources. We believe that in light of the Offering which raised net proceeds of $50.1 million in May 1999, together with the $9.2 million in net cash proceeds and 837,740 shares of LDIG common stock we received in April 2000 in exchange for LDIG's investment in Alloy, our existing working capital and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 24 months. We will continue to consider attractive opportunities to raise additional capital should these opportunities arise. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Impact of the Year 2000

     The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year ending in "00" as the Year 1900 rather than the Year 2000, which could result in a significant disruption of operations and an inability to process certain transactions. We have conducted an internal assessment of all material information technology and non-information technology systems at our headquarters and our Web site host, including our accounting software, our servers and related software, our personal computers and related software, and our telephone system. The assessment revealed that all mission critical software and hardware systems in our corporate headquarters and at our Web site host was 100% Year 2000 Compliant. We developed a strategic plan to estimate the potential risks related to the vendors upon whom we materially rely. We have concluded that Year 2000 issues would not materially affect the continuation of our normal daily operations. To date, our operations have suffered no significant disruption from Year 2000 problems. We do not expect to experience any material adverse effects on our business, financial condition or results of operations from any other vendor, distributor or supplier who may experience Year 2000 problems, including our new fulfillment services and call center provider. We incurred no material historical costs relating to Year 2000 compliance, and we have not incurred any material costs in resolving the Year 2000 problems of third parties with whom we interact. We intend, however, to continue monitoring our internal computer systems and those of third parties with whom we deal for Year 2000 problems. Year 2000 problems that are as yet undiscovered may arise in the future and could have a significant impact on our operations.

Recently Issued Accounting Standards

In May 2000, the Emerging Issues Task Force ("EITF") issued a final consensus on EITF Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts". This issue provides standards for recognition, classification and disclosure of sales incentives. Pursuant to the final consensus, sales incentives should be recorded at the later of (a) when a sale is made or (b) when offered. Further, sales incentives should be classified as a reduction of revenue, unless the incentive is an inventory item, such as promotional inventory, which should be classified within cost of sales. The standards under this consensus are effective for all periods beginning after May 18, 2000, with the transition resulting in a combination of a cumulative effect of an accounting change for recognition and measurement, and a restatement of prior periods for the classification provisions. Alloy does not expect any adjustments to previously reported information pursuant to this standard.

In May 2000, the EITF reached a tentative consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The tentative consensus was that all shipping and handling billed to customers is revenue and all shipping and handling costs are to be classified as cost of sales, and shipping and handling revenues and costs cannot be netted. Shipping costs have been defined as the costs to move product from sellers to buyers, including internal and external costs. Handling costs are those costs incurred to prepare product for shipment, including direct costs and allocations of internal overhead. A final consensus on this issue is expected in July 2000. This standard would require a restatement of prior periods for changes in classification. Alloy currently nets its shipping and handling revenue with the related costs and further does not include these costs in cost of sales, but rather as selling and marketing expenses. Upon issuance of the final consensus, Alloy will apply the standards and make any required reclassifications of prior year information.

Forward-Looking Statements

     This report may contain forward-looking statements that involve risks and uncertainties, including statements regarding our ability to increase revenues and generate multiple revenue streams and increase visitors to our Web site; our ability to develop our sales and marketing teams; our ability to capitalize on our sales and marketing efforts; our ability to capitalize on our sponsorship, advertising and other revenue opportunities; our ability to build the Alloy brand name and develop our online community; our ability to develop commercial relationships with advertisers; our Web site's appeal to marketers; our ability to meet anticipated cash needs for working capital and capital expenditures for the next 24 months; and that we do not expect Year 2000 problems to have a material adverse effect on our business, financial condition or results of operations. Our actual results could differ materially from those projected in the forward-looking statements and reported results should not be considered an indication of our future performance. Factors that might cause or contribute to such differences include, among others, our expected future losses; our planned sales and marketing campaigns may not attract sufficient additional visitors to our Web site; our planned sales and marketing campaigns may not increase our revenues or generate additional revenue streams; we lack experienced management and personnel; our internal sales and marketing organization may fail to attract sponsorship, advertising and other revenues; we may not be able to adapt as Internet technologies and customer demands continue to evolve; increased competition in the online commerce market would reduce our revenues; and we would lose revenues and incur significant costs if our systems or material third-party systems are not Year 2000 compliant.


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

     The following table sets forth Alloy's cumulative use of net offering proceeds as of April 30, 2000:


Construction of plant, building and facilities:...................      --
Purchase and installation of machinery and equipment:.............   2,300,000
Purchase of real estate:..........................................      --
Acquisition of other business(es):................................   3,900,000
Repayment of indebtedness:........................................   4,200,000
Working capital...................................................   5,600,000
Temporary investments:............................................
   Investment grade fixed income securities:                        14,400,000
General corporate purposes........................................  19,700,000


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

 (A)   Exhibits
       --------

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

*Exhibit 10.1     Services Agreement between Distribution Associates, Inc. and
                  Alloy Online, Inc. dated as of March 31, 2000.

*Exhibit 10.2     Termination of Fulfillment Services Agreement, Settlement
                  Agreement and Release of Claims between Online Direct, Inc.
                  and Alloy Online, Inc., dated as of April 14, 2000.

 Exhibit no. 27   Financial Data Schedule


_____________
*Confidential Treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.


 (B)  Reports on Form 8-K.
      -------------------

        The following reports on Form 8-K were filed during the quarter ended April 30, 2000:

        1. Current Report on Form 8-K/A filed on February 22, 2000, which included the audited financial statements of Celebrity Sightings, LLC.

        2. Current Report on Form 8-K filed on March 24, 2000 for a press release, dated March 13, 2000.

        3. Current Report on Form 8-K/A filed on April 7, 2000, which included the 17th Street Acquisition Corp. and Subsidiary and 17th Street Productions, Inc. (formerly Daniel Weiss Associates, Inc.) Report on Audits of Financial Statements for years ending December 31, 1999, 1998 and 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALLOY ONLINE, INC.


Date:  June 14, 2000                By: /s/ Samuel A. Gradess
                                        ---------------------
                                        Samuel A. Gradess,
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

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

*Exhibit 10.1    Services Agreement between Distribution Associates, Inc. and
                 Alloy Online, Inc. dated as of March 31, 2000.

*Exhibit 10.2    Termination of Fulfillment Services Agreement, Settlement
                 Agreement and Release of Claims between Online Direct, Inc.
                 and Alloy Online, Inc., dated as of April 14, 2000.

Exhibit No. 27   Financial Data Schedule


____________
*Confidential Treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.