Form 10-Q
period 2000-07-31
ALLOY ONLINE INC
filed 2000-09-14
CIK 1080359

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from        to
                                     ------   ------

                       Commission file number:  0-26023

                              ALLOY ONLINE, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 04-3310676
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

     As of September 8, 2000, the registrant had 20,901,110 shares of common stock, $.01 par value per share, outstanding. All share numbers referenced in this quarterly report reflect a 1.128-for-1 stock split of all outstanding shares of Common Stock effected by Alloy Online, Inc. on May 13, 1999.

                              ALLOY ONLINE, INC.

                                   CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE NO.
                                                                    --------
Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets, July 31, 2000 (unaudited)
   and January 31, 2000..............................................   3

  Consolidated Condensed Statements of Operations, Three Months Ended
   July 31, 2000 (unaudited) and July 31, 1999 (unaudited)...........   4

  Consolidated Condensed Statements of Comprehensive Loss,
   Three Months Ended July 31, 2000 (unaudited) and July 31, 1999
   (unaudited).......................................................   5

  Consolidated Condensed Statements of Operations, Six Months Ended
   July 31, 2000 (unaudited) and July 31, 1999 (unaudited)...........   6

  Consolidated Condensed Statements of Comprehensive Loss,
   Six Months Ended July 31, 2000 (unaudited) and July 31, 1999
   (unaudited).......................................................   7

  Consolidated Condensed Statements of Cash Flows, Six Months Ended
   July 31, 2000 (unaudited) and July 31, 1999 (unaudited)...........   8

  Consolidated Condensed Statement of Changes in Stockholders' Equity,
   Six Months Ended July 31, 2000 (unaudited)........................   9

  Notes to Consolidated Condensed Financial Statements (unaudited)...  10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..  19


PART II-OTHER INFORMATION

Item 1.  Legal Proceedings...........................................  20

Item 2.  Changes in Securities and Use of Proceeds...................  20

Item 3   Defaults Upon Senior Securities.............................  20

Item 4.  Submission of Matters to a Vote of Security Holders.........  20

Item 5   Other Information...........................................  21

Item 6.  Exhibits and Reports on Form 8-K............................  22

SIGNATURES...........................................................  23

EXHIBIT INDEX........................................................  24

EXHIBIT 27 - Financial Data Schedule.................................  25

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              ALLOY ONLINE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS
                                    ------

                                                  January 31,        July 31,
                                                     2000             2000
                                                  -----------        --------
                                                   (audited)        (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                          $ 12,702          $  5,862
Available-for-sale marketable securities             20,971            31,389
Accounts receivable, net                              2,693             3,031
Inventories, net                                      3,981            13,270
Prepaid catalog costs                                 1,011             3,090
Other current assets                                  1,281             2,067
                                                  -----------        ----------

      TOTAL CURRENT ASSETS                           42,639            58,709

Property and equipment, net                           2,187             5,332
Goodwill, net of amortization                        12,349            59,118
Other assets                                            493             1,622
                                                  -----------        ----------
      TOTAL ASSETS                                 $ 57,668          $124,781
                                                  ===========        ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
Accounts payable, accrued expenses and other
  current liabilities                              $ 12,460          $ 19,793
                                                   ----------        ----------

      TOTAL CURRENT LIABILITIES                      12,460            19,793


STOCKHOLDERS' EQUITY:
Common Stock; $.01 par value; 50,000,000 shares
 authorized; 14,686,437 and 20,897,509 shares
 issued and outstanding, respectively                   147               209
Additional paid-in capital                           68,948           138,224
Accumulated deficit                                 (23,216)          (36,417)
Deferred compensation                                  (593)             (903)
Accumulated other comprehensive (loss) income           (78)            3,875
                                                   ----------        ----------
      TOTAL STOCKHOLDERS' EQUITY                     45,208           104,988
                                                   ----------        ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 57,668          $124,781
                                                   ==========        ==========

The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                       For the three months
                                                          ended July 31,
                                                      1999              2000
                                                  -----------        ----------

NET MERCHANDISE REVENUES                          $    3,596         $   8,538

SPONSORSHIP AND OTHER REVENUES                           219             2,571
                                                  -----------        ----------

TOTAL REVENUES                                         3,815            11,109

COST OF GOODS SOLD                                     1,899             4,462
                                                  -----------        ----------

GROSS PROFIT                                           1,916             6,647
                                                  -----------        ----------

OPERATING EXPENSES:
Selling and marketing                                  4,320             9,759
General and administrative                             1,146             2,966
Goodwill amortization                                     --             1,204
                                                  -----------        ----------

TOTAL OPERATING EXPENSES                               5,466            13,929
                                                  -----------        ----------

LOSS FROM OPERATIONS                                  (3,550)           (7,282)

INTEREST INCOME, NET                                     472               386
                                                  -----------        ----------

LOSS BEFORE EXTRAORDINARY ITEM                        (3,078)           (6,896)

EXTRAORDINARY ITEM:
Charge for early retirement of debt                      235                --
                                                  -----------        ----------

NET LOSS                                          $   (3,313)       $   (6,896)
                                                  ===========       ===========

BASIC AND DILUTED LOSS PER SHARE OF
 COMMON STOCK (Note 3):
Before Extraordinary Item                         $    (0.23)       $    (0.38)
Extraordinary Item                                     (0.02)               --
                                                  -----------       ----------
Net Loss                                          $    (0.25)       $    (0.38)
                                                  ===========       ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:                               13,411,623         18,125,679
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                              ALLOY ONLINE, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                            (AMOUNTS IN THOUSANDS)

                                  (unaudited)


                                                        For the three months
                                                           ended July 31,
                                                        1999            2000
                                                     ---------       ----------

Net Loss                                             $ (3,313)       $ (6,896)
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities       --          (3,324)
                                                     ---------       ----------
Comprehensive Loss                                   $ (3,313)       $(10,220)
                                                     =========       ==========

The accompanying notes are an integral part of these financial statements.

                              ALLOY ONLINE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (unaudited)


                                                           For the six months
                                                              ended July 31,
                                                           1999          2000
                                                       -----------    ----------

NET MERCHANDISE REVENUES                               $    5,988     $  13,989

SPONSORSHIP AND OTHER REVENUES                                382         4,780
                                                       -----------    ---------


TOTAL REVENUES                                              6,370        18,769

COST OF GOODS SOLD                                          3,148         7,463
                                                       -----------    ---------

GROSS PROFIT                                                3,222        11,306
                                                       -----------    ---------

OPERATING EXPENSES:
Selling and marketing                                       6,930        18,256
General and administrative                                  2,065         5,055
Goodwill amortization                                          --         2,015
                                                       -----------    ---------

TOTAL OPERATING EXPENSES                                    8,995        25,326
                                                       -----------    ---------

LOSS FROM OPERATIONS                                       (5,773)      (14,020)

INTEREST INCOME, NET                                          393           819
                                                       -----------    ---------

LOSS BEFORE EXTRAORDINARY ITEM                             (5,380)      (13,201)

EXTRAORDINARY ITEM:
Charge for early retirement of debt                           235            --
                                                       -----------    ---------

NET LOSS                                               $   (5,615)    $ (13,201)
                                                       ===========    =========

BASIC AND DILUTED LOSS PER SHARE
 OF COMMON STOCK (Note 3):
Before Extraordinary Item                              $    (0.49)    $   (0.79)
Extraordinary Item                                          (0.02)           --
                                                       -----------    ---------
Net Loss                                               $    (0.51)    $   (0.79)
                                                       ===========    =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
                                                        11,100,952    16,701,246
                                                       ===========    ==========

The accompanying notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                             (AMOUNTS IN THOUSANDS)

                                  (unaudited)

                                                        For the six months
                                                           ended July 31,
                                                        1999             2000
                                                     ----------       ---------

Net Loss                                             $  (5,615)       $ (13,201)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities        --            3,953
                                                     ----------       ---------
Comprehensive Loss                                   $  (5,615)       $  (9,248)
                                                     ==========       =========

The accompanying notes are an integral part of these financial statements.

                              ALLOY ONLINE, INC.

    Consolidated Condensed Statements of Cash Flows (Amounts in thousands)
                                  (Unaudited)

                                                                                For the six months
                                                                                  ended July 31,
                                                                               1999              2000
                                                                         -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (5,615)         $ (13,201)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                 105              2,481
    Extraordinary charge for early retirement of debt                             235                 --
    Compensation charge for issuance of stock options                             350                267
    Accrued interest on promissory notes                                          124                 --
  Changes in operating assets and liabilities - net of effect of business acquisitions -
  (Increase) decrease in:
    Accounts receivable                                                           (99)              (306)
    Inventories, net                                                           (1,652)            (2,942)
    Other current assets                                                       (2,504)            (2,489)
    Other assets                                                                   44                (93)
  Increase in:
    Accounts payable and accrued expenses                                       4,198                524
                                                                             --------          ---------
         Net cash used in operating activities                                 (4,814)           (15,759)
                                                                             --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (purchases) sales of marketable securities                              (22,431)            13,066
  Capital expenditures                                                           (274)            (1,767)
  Cash paid in connection with acquisition of business,
    net of cash acquired                                                           --            (10,531)
  Purchase of non-marketable securities                                            --             (1,000)
  Purchase of domain name and mailing list                                       (250)                --
                                                                             --------          ---------

Net cash used in investing activities                                         (22,955)              (232)
                                                                             --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                       50,149              9,189
  Net proceeds from stock subscription receivable                               2,497                 --
  Exercise of stock options and warrants                                           30                  9
  Payments of promissory notes                                                 (4,212)                --
  Payments of capital lease obligation                                            (36)               (47)
                                                                             --------          ---------

Net cash provided by financing activities                                      48,428              9,151
                                                                             --------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           20,659             (6,840)

CASH AND CASH EQUIVALENTS, beginning of period                                  2,983             12,702
                                                                             --------          ---------

CASH AND CASH EQUIVALENTS, end of period                                     $ 23,642              5,862
                                                                             ========          =========

Supplemental disclosure of non-cash investing and financing activity:

Purchase of computer equipment under capital lease                          $       6          $      --
Exercise of stock options                                                   $       4          $      --
Deferred compensation                                                       $     857          $     120
Fair value of Liberty Digital, Inc. common stock received in
  connection with exchange transaction                                      $      --          $  19,530
Fair value of common stock issued in connection with purchase of
  Kubic Marketing, Inc. (Note 4)                                            $      --          $  40,033
Accumulated other comprehensive (loss) income                               $     (80)         $   3,953
Conversion of preferred stock into common stock                             $   4,846          $      --

                              ALLOY ONLINE, INC.

 Consolidated Condensed Statement of Changes in Stockholders' Equity (unaudited)
                   (Amounts in thousands, except share data)
                    For the Six Months Ended July 31, 2000

                                         Common Stock                                                 Accumulated Other
                                       ---------------      Additional     Accumulated    Deferred      Comprehensive
                                       Shares    Amount   Paid-in Capital    Deficit    Compensation    (Loss) Income       Total
                                       ------    ------   ---------------  -----------  ------------  -----------------    --------
Balance, February 1, 2000             14,686,437 $  147      $  68,948      ($23,216)      ($593)            ($78)         $ 45,208

Issuance of common stock for
  purchase of Kubic Marketing, Inc.    3,267,981     33         40,000            --          --               --            40,033

Proceeds from issuance of common stock
  in connection with the Liberty
  Digital, Inc. transaction,
  net of issuance costs                2,922,694     29         28,690            --          --               --            28,719

Issuance of stock options to
  consultants for services rendered           --     --            577            --        (577)              --                --

Amortization of deferred compensation         --     --             --            --         267               --               267

Issuance of common stock pursuant
  to the exercise of options and
  warrants and the employee stock
  purchase plan                            20,397    --              9            --          --               --                 9

Net loss                                       --    --             --       (13,201)         --               --           (13,201)

Net unrealized gain on
  available-for-sale
  marketable securities                        --    --             --            --          --            3,953             3,953
                                       ----------  -----  ---------------  -----------  ------------  -----------------  ----------

Balance, July 31, 2000                 20,897,509  $ 209  $    138,224      ($36,417)      ($903)          $3,875          $104,988
                                       ==========  ====== ===============  ===========  ============  =================  ==========

                              ALLOY ONLINE, INC.
                              ------------------

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

1. FINANCIAL STATEMENT PRESENTATION

   The accompanying financial statements have been prepared by Alloy Online, Inc. ("Alloy"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at July 31, 2000 and for all periods presented have been made. The results of operations for the periods ended July 31, 2000 and 1999 are not necessarily indicative of the operating results for a full year.

   Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements and notes be read in conjunction with the financial statements and notes related to the Company's fiscal year ended January 31, 2000 included in Alloy's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 filed with the Securities and Exchange Commission on May 1, 2000.

2. BUSINESS

   Alloy was incorporated in the State of Delaware on January 22, 1996 and is a leading Web-centric direct marketing company serving the unique interests and tastes of the high growth Generation Y (10 to 24 year olds) marketplace. Through our Web sites, www.alloy.com and www.ccs.com, Generation Y boys and girls can interact, share information, explore compelling and relevant content and shop. Through our Web sites and our Alloy and CCS direct mail catalogs, we offer Generation Y boys and girls a variety of merchandise, including boys and girls apparel, accessories, footwear, cosmetics, room furnishings and action sports equipment.

3. NET LOSS PER SHARE

   The following table sets forth the computation of net loss per share. Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share" in the calculations below. Amounts in thousands, except share and per share data:

                                               Three Months                                   Six Months
                                              Ended July 31,                                Ended July 31,
                                           -------------------                           -------------------
                                           1999              2000                       1999              2000
                                     ----------------   --------------            ---------------   ---------------
Numerator:
   Loss before extraordinary         $     (3,078)       $    (6,896)              $    (5,380)      $   (13,201)
    item
   Accretion of preferred stock                (2)                --                       (13)               --
                                     ------------        -----------               -----------      ------------
   Loss before extraordinary
    item available to common               (3,080)            (6,896)                   (5,393)          (13,201)
    stockholders
    Extraordinary item                       (235)                --                      (235)               --
                                     ------------        -----------               -----------      ------------
    Net loss                         $     (3,315)       $    (6,896)              $    (5,628)      $   (13,201)
                                     ============        ===========               ===========       ===========
Denominator:
   Weighted average shares
    outstanding                        13,411,623         18,125,679                11,100,952        16,701,246
                                     ============        ===========               ===========       ===========
Basic and Diluted:
Loss per share before                $      (0.23)       $     (0.38)              $     (0.49)      $     (0.79)
   extraordinary item
Extraordinary item                   $      (0.02)       $        --               $     (0.02)      $        --
                                     ------------        -----------               -----------      ------------
Net loss per share                   $      (0.25)       $     (0.38)              $     (0.51)      $     (0.79)
                                     ============        ===========               ===========       ===========

4. KUBIC MARKETING ACQUISITION

   On July 18, 2000, Alloy Online, Inc. ("Alloy") completed an acquisition of all of the outstanding capital stock of Kubic Marketing, Inc. ("Kubic"), a Delaware corporation with a principal place of business in San Luis Obispo, California. The acquisition was effected pursuant to an Agreement and Plan of Reorganization dated as of July 17, 2000, (the "Reorganization Agreement") by and between Alloy, Alloy Acquisition Sub, Inc., a Delaware corporation ("Acquisition Sub") and a wholly owned subsidiary of Alloy, Kubic and SWI Holdings LLC, a Delaware limited liability company and the sole stockholder of Kubic (the "Stockholder"), pursuant to which Acquisition Sub was merged with and into Kubic (the "Merger") with Kubic continuing as the surviving corporation and a wholly-owned subsidiary of Alloy. Kubic is the holding company for its wholly-owned subsidiary, Phase Three, Inc. (which does business as CCS), which is one of the largest mail order catalog and Internet marketers in the United States of skateboards, snowboards and related apparel, equipment and accessories. CCS is also one of the largest mail order catalogs serving the Generation Y skate and snowboard market with a database of over one million buyers and requesters. In addition, CCS reaches the extreme-sport oriented Generation Y boys through its website which it promotes in its catalogs. The Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and will be accounted for under the purchase method of accounting for business combinations.

   In connection with the Merger, Alloy issued to the Stockholder (i) 3,267,981 shares of Alloy's common stock, $.01 par value per share, having a value of $40.0 million on the date of the acquisition, and (ii) a warrant to purchase shares of Alloy's restricted common stock, $.01 par value per share, in an aggregate amount, if any, as determined pursuant to the provisions of the warrant. The warrant is exercisable only during the period beginning 12 months and ending 15 months following the closing of the Merger. The warrant has an exercise price equal to the par value of the underlying shares. The number of shares, if any, that may be purchased pursuant to the warrant will be determined by the monthly average price of Alloy's common stock for each of the 12 months following the closing of the Merger. The value of the warrant, if any, will be determined upon resolution of the contingent conditions cited in the warrant agreement and could result in a change to the purchase price allocation and future amortization of goodwill. In addition, in connection with obtaining the consent to the Merger of certain of the lenders to Kubic and the Stockholder's other subsidiaries, Alloy paid $10.0 million in cash from its existing cash reserves to such lenders to retire certain debt obligations of Kubic.

   In connection with the acquisition, Alloy has recorded approximately $48.8 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired, based upon a preliminary purchase price allocation. The goodwill is being amortized over a period of five years.

   Summarized unaudited pro forma information reflecting the impact of the acquisition on Alloy's results of operations for the six month periods ended July 31, assuming the acquisition had occurred at the beginning of the periods, is as follows (amounts in thousands, except per share data):


                                                     SIX MONTHS ENDED
                                              July 31, 1999    July 31, 2000
                                              -------------    -------------
Revenues                                           $18,900           $35,600
Loss before extraordinary item                      (9,661)          (16,974)
Net loss                                            (9,895)          (16,974)
Net loss per share of common stock before
 extraordinary item                                 $(0.67)           $(0.85)
Net loss per share of common stock                  $(0.69)           $(0.85)

5. DERIVATIVE FINANCIAL INSTRUMENTS

   In July 2000, Alloy purchased put options and sold call options on a total of 600,000 shares of Liberty Digital, Inc. ("LDIG") common stock, representing a portion of LDIG common stock already owned by Alloy as available-for-sale marketable securities. The options allow Alloy to sell LDIG common stock at various prices and have been designated as a hedge against potential declines in the fair value of LDIG common stock. The options expire on various dates beginning January 2003 through July 2003. The net fair value of the options was $635,000 on July 31, 2000 and they have been classified as available-for-sale marketable securities with a corresponding amount included in accumulated other comprehensive income in the accompanying consolidated condensed balance sheet.

   Alloy is required to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of February 1, 2001. The options referred to above have been designated as fair value hedges pursuant to SFAS No. 133. Upon adoption of SFAS No. 133, Alloy will be required to continue to reflect the fair value of the options outstanding on the balance sheet and will adjust changes in fair value of the options through the statement of operations. Additionally, the change in fair value of the underlying LDIG shares will also be recorded through the statement of operations to the extent of the number of shares covered by the options. The remainder of the LDIG shares owned and not covered by hedging instruments will continue to be accounted for as available-for-sale securities, with changes in fair value reflected in comprehensive income. Had Alloy adopted the provisions of SFAS No. 133 prior to the effective date, the net impact on the results of operations from the purchase date of the options through July 31, 2000 would have been an increase in net loss of approximately $1.2 million.

   Alloy is continuing to evaluate the impact of the future adoption of SFAS No. 133 on its existing financial instruments and contracts and will reflect any required changes as of February 1, 2001.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

   In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. No consensus was reached on the classification of shipping and handling costs. This standard will require a restatement of prior periods for changes in classification. Alloy currently nets its shipping and handling revenue with the related costs and includes the residual amount as selling and marketing expenses. Commencing in the fiscal third quarter of 2000, Alloy will apply the standards by reclassifying the revenue previously netted against the related costs.

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

OVERVIEW

         Alloy Online is a leading Web-centric direct marketing company serving the unique interests and tastes of Generation Y. Through our Web sites, www.alloy.com (the "Alloy Web Site") and www.ccs.com, Generation Y boys and girls can interact, share information, explore compelling and relevant content and shop. Through our Web sites and our Alloy and CCS direct mail catalogs, we offer Generation Y boys and girls a variety of merchandise, including boys and girls apparel, accessories, footwear, cosmetics, room furnishings and action sporting goods such as skateboards and skateboard accessories.

         Our revenues consist of merchandise revenues and sponsorship and other revenues. We generate merchandise revenues through both our catalogs and our Web sites. We generate sponsorship and other revenues primarily through the sale of sponsorships, banner advertisements, co-marketing programs and other revenue sharing arrangements on our Web sites and in our catalog, and through the publishing of book properties we develop. Revenues from sales of merchandise are recognized at the time products are shipped to customers net of an allowance for sales returns which is determined in accordance with our return policy and is based on historical experience. Revenues from sponsorships, advertising and other arrangements are recognized during the period in which the sponsorship or advertisement is displayed, provided that no significant performance obligations remain and the collection of the related receivable is probable. Revenues from sales of Internet advertisements are recognized net of commissions paid to advertising sales firms and to technology and content providers. Revenues earned and related expenses incurred in connection with our book development activities are recognized upon property publication. Any amounts received or paid prior to publication are treated as advances and classified as a current liability or current asset.

         We were incorporated in January 1996, launched the Alloy Web Site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues have been generated through merchandise sales; however, sponsorship and other revenues have been increasing and we expect them to continue to increase in future periods as a result of our plan to increase visitors to the Alloy Web Site and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our initial public offering (the "Offering") and received approximately $50.1 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to the Offering. In April 2000, we entered into a financial and strategic arrangement with Liberty Digital, Inc. ("LDIG"), a subsidiary of Liberty Media Group, Inc., pursuant to which we issued 2,922,694 shares of common stock to a subsidiary of LDIG in exchange for $9.2 million in net cash proceeds and 837,740 shares of LDIG common stock. In July 2000, we purchased all of the capital stock of Kubic Marketing, Inc., which through its subsidiary Phase Three, Inc. owns the CCS direct marketing business, in exchange for 3,267,981 shares of Alloy common stock, $.01 par value per share; a warrant to purchase shares of Alloy's common stock, $.01 par value per share, in an aggregate amount, if any, as determined pursuant to the provisions of the warrant; and $10.0 million in cash to retire debt obligations of Kubic Marketing.

          We incurred net losses of approximately $118,000 for the fiscal year ended January 31, 1997, $1.9 million for the fiscal year ended January 31, 1998, $6.4 million for the fiscal year ended January 31, 1999, $14.9 million for the year ended January 31, 2000, and $13.2 million for the six months ended July 31, 2000. These net losses resulted primarily from the costs associated with developing the Alloy Web Site and database of Generation Y boys and girls, attracting users to the Alloy Web Site and establishing the Alloy brand. Because of our plans to invest heavily in marketing and promotion, to hire additional employees and to develop our Web sites and operating infrastructure, we expect to incur significant net losses for the foreseeable future. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustained in future periods.

RESULTS OF OPERATIONS

         The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues. Any trends reflected by the following table may not be indicative of future results.

                                                    THREE MONTHS ENDED JULY 31,
                                                    ---------------------------
                                                        1999          2000
                                                      --------      --------
Net merchandise revenues.........................      94.2%         76.9%
Sponsorship and other revenues...................       5.8          23.1
                                                      --------      --------
   Total revenues................................     100.0         100.0
Cost of goods sold...............................      49.8          40.2
                                                      --------      --------
Gross profit.....................................      50.2          59.8
Operating expenses:
   Selling and marketing.........................     113.2          87.8
   General and administrative....................      30.0          26.7
   Amortization of goodwill......................        --          10.8
   Total operating expenses......................     143.2         125.3
                                                      --------      -------
Loss from operations.............................     (93.0)        (65.5)
Interest (expense) income, net...................      12.4           3.5
Charge for early retirement of debt..............      (6.2)           --
                                                      --------      -------
Net loss.........................................     (86.8)%       (62.0)%

COMPARISON OF THREE MONTHS ENDED JULY 31, 1999 AND 2000

         Revenues

         Merchandise Revenues. Net merchandise revenues increased 137.4% from $3.6 million in the three months ended July 31, 1999 to $8.5 million in the three months ended July 31, 2000. The increase in merchandise revenues in the three months ended July 31, 2000 was due primarily to the significant increase in orders driven by our expanded database of Generation Y buyers and prospects to whom we marketed in the quarter, and from the inclusion of CCS merchandise revenues during the portion of the quarter we owned the company.

         Sponsorship and Other Revenues. Sponsorship and other revenues amounted to $2.6 million in the three months ended July 31, 2000 as compared to $219,000 in the three months ended July 31, 1999. The increase in sponsorship and other revenues in the three months ended July 31, 2000 resulted from the increased number of visitors to the Alloy Web Site and the expanding commercial relationships with advertisers we are developing through our in-house advertising sales group, together with the contribution of the book development business we purchased in January 2000. As Alloy's online community continues to grow and our sales force further develops client relationships, we anticipate our sponsorship and other revenues to increase significantly on a comparative basis.

         Cost of Goods Sold

         Cost of goods sold consists of the cost of the merchandise sold by Alloy plus the freight cost to deliver the merchandise to the warehouse, along with the directly allocated costs associated with book development. Our cost of goods sold increased 134.9% from $1.9 million in the three months ended July 31, 1999 to $4.5 million in the three months ended July 31, 2000. The increase in cost of goods sold was due primarily to the increase in merchandise sales volume. Alloy's gross profit as a percentage of total revenues increased from 50.2% in the three months ended July 31, 1999 to 59.8% in the three months ended July 31, 2000 due to the substantially larger percentage of sponsorship and other revenues in our total revenue mix.

          Operating Expenses

          Selling and Marketing. Selling and marketing expenses consist primarily of Alloy catalog production and mailing costs; our call center and fulfillment operations expenses; salaries of our sales and marketing personnel; advertising and marketing costs; and expenses related to the development, maintenance and marketing of our Web sites. These expenses increased 125.9% from $4.3 million in the three months ended July 31, 1999 to $9.8 million in the three months ended July 31, 2000 due to the increased costs incurred in marketing to our expanded database, increased Web site promotion and development, and the hiring of selling and marketing staff. As a percentage of total revenues, our selling and marketing expenses decreased from 113.2% in the three months ended July 31, 1999 to 87.8% in the three months ended July 31, 2000. The decrease was primarily driven by the growth in sponsorship and other revenues and the increased efficiency of marketing to our expanded customer database.

         We expect selling and marketing expenses to increase significantly in future periods. These increases will be principally related to hiring additional sales and marketing personnel; increased spending on advertising in a variety of media to increase brand awareness, attract additional visitors to our Web sites, and grow online merchandise sales; and marketing our merchandise offerings to an expanded database. There can be no assurance that these increased expenditures will result in increased visitors to our Web sites, or additional sales.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 158.8% from $1.1 million in the three months ended July 31, 1999 to $3.0 million in the three months ended July 31, 2000. As a percentage of total revenues, our general and administrative expenses decreased from 30.0% in the three months ended July 31, 1999 to 26.7% in the three months ended July 31, 2000. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred as a result of becoming a public company, such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

         Amortization of Goodwill. Amortization of goodwill was approximately $1.2 million in the three months ended July 31, 2000 as compared to zero in the three months ended July 31, 1999. These costs were recorded in connection with our acquisition of substantially all of the assets of Celebrity Sightings, LLC in December 1999; the merger of our acquisition subsidiary with and into 17th Street Acquisition Corp., the sole stockholder of 17th Street Productions, Inc. in January 2000; and the merger of our acquisition subsidiary with and into Kubic Marketing, Inc., the holding company of Phase Three, Inc., in July 2000. These acquisitions were accounted for under the purchase method of accounting. We anticipate that the future amortization of goodwill in connection with these acquisitions will continue to be amortized on a straight-line basis over three years in the case of Celebrity Sightings, LLC, five years in the case of 17th Street Productions, Inc., and five years in the case of Kubic Marketing, Inc., and will amount to approximately $3.3 million per quarter until the end of fiscal 2002 and approximately $2.8 million per quarter thereafter until the related goodwill is fully amortized. Any additional acquisitions or impairment of goodwill could result in additional merger and acquisition related costs.

         Loss from Operations

         As described above, we have invested heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to the Alloy Web Site, increase the number of our employees to support a growing operation, and purchase complementary businesses. For the foregoing reasons, our loss from operations increased from $3.6 million in the three months ended July 31, 1999 to $7.3 million in the three months ended July 31, 2000.

         Interest (Expense) Income, Net

         Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest income of $472,000 in the three months ended July 31, 1999 and $386,000 in the three months ended July 31, 2000 from the investment of the proceeds raised in the Offering and from the sale of a minority stake to LDIG.

         Extraordinary Item

         As a result of the early retirement of our outstanding promissory notes upon the closing of the Offering, we incurred a one-time extraordinary charge of $235,000 in the three months ended July 31, 1999.

                                               SIX MONTHS ENDED JULY 31,
                                               -------------------------
                                                  1999         2000
                                                --------     --------
Net merchandise revenues.....................    94.0%        74.5%
Sponsorship and other revenues...............     6.0         25.5
                                                --------     --------
   Total revenues............................   100.0        100.0
Cost of goods sold...........................    49.4         39.8
                                                --------     --------
Gross profit.................................    50.6         60.2
Operating expenses:
   Selling and marketing.....................   108.8         97.3
   General and administrative................    32.4         26.9
   Amortization of goodwill..................      --         10.7
   Total operating expenses..................   141.2        134.9
                                                --------     --------
Loss from operations.........................   (90.6)       (74.7)
Interest (expense) income, net...............     6.2          4.4
Charge for early retirement of debt..........    (3.7)          --
                                                --------     --------
Net loss.....................................   (88.1)%      (70.3)%


COMPARISON OF SIX MONTHS ENDED JULY 31, 1999 AND 2000

         Revenues

         Merchandise Revenues. Net merchandise revenues increased 133.6% from $6.0 million in the six months ended July 31, 1999 to $14.0 million in the six months ended July 31, 2000. The increase in merchandise revenues in the six months ended July 31, 2000 was due primarily to the significant increase in orders driven by our expanded database of Generation Y buyers and prospects to whom we marketed in the period, and from the inclusion of CCS merchandise revenues during the portion of the period we owned the company.

         Sponsorship and Other Revenues. Sponsorship and other revenues amounted to $4.8 million in the six months ended July 31, 2000 as compared to $382,000 in the six months ended July 31, 1999. The increase in sponsorship and other revenues in the six months ended July 31, 2000 resulted from the increased number of visitors to the Alloy Web Site and the expanding commercial relationships with advertisers we are developing through our in-house advertising sales group, together with the contribution of the book development business we purchased in January 2000. As Alloy's online community continues to grow and our sales force further develops client relationships, we anticipate our sponsorship and other revenues to increase significantly on a comparative basis.

         Cost of Goods Sold

         Cost of goods sold increased 137.0% from $3.1 million in the six months ended July 31, 1999 to $7.5 million in the six months ended July 31, 2000. The increase in cost of goods sold was due primarily to the increase in merchandise sales volume. Alloy's gross profit as a percentage of total revenues increased from 50.6% in the six months ended July 31, 1999 to 60.2% in the six months ended July 31, 2000 due to the substantially larger percentage of sponsorship and other revenues in our total revenue mix.

         Operating Expenses

         Selling and Marketing. Selling and marketing expenses increased 163.4% from $6.9 million in the six months ended July 31, 1999 to $18.3 million in the six months ended July 31, 2000 due to the increased costs incurred in marketing to our expanded database, increased Web site promotion and development, and the hiring of selling and marketing staff. As a percentage of total revenues, our selling and marketing expenses decreased from 108.8% in the six months ended July 31, 1999 to 97.3% in the six months ended July 31, 2000. The decrease was primarily driven by the growth in sponsorship and other revenues and the increased efficiency of marketing to our expanded customer database.

         General and Administrative. General and administrative expenses increased 144.8% from $2.1 million in the six months ended July 31, 1999 to $5.1 million in the six months ended July 31, 2000. As a percentage of total revenues, our general and administrative expenses decreased from 32.4% in the six months ended July 31, 1999 to 26.9% in the six months ended July 31, 2000. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred as a result of becoming a public company, such as professional fees, insurance premiums and public relations costs. The decline in general and administrative expenses as a percentage of total revenues in the first half of 2000 was due to the larger revenue base over which to spread these expenses.

         Amortization of Goodwill. Amortization of goodwill was approximately $2.0 million in the six months ended July 31, 2000 as compared to zero in the six months ended July 31, 1999. These costs were recorded in connection with our acquisition of substantially all of the assets of Celebrity Sightings, LLC in December 1999; the merger of our acquisition subsidiary with and into 17th Street Acquisition Corp., the sole stockholder of 17th Street Productions, Inc. in January 2000; and the merger of our acquisition subsidiary with and into Kubic Marketing, Inc., the holding company of Phase Three, Inc., in July 2000.

         Loss from Operations

         As described above, we have invested heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to our Web sites, increase the number of our employees to support a growing operation, and purchase complementary businesses. For the foregoing reasons, our loss from operations increased from $5.8 million in the six months ended July 31, 1999 to $14.0 million in the six months ended July 31, 2000.

         Interest (Expense) Income, Net

         Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest income of $393,000 in the six months ended July 31, 1999 and $819,000 in the six months ended July 31, 2000 from the investment of the proceeds raised in the Offering and from the sale of a minority stake to LDIG. In the six months ended July 31, 1999, we paid interest on the promissory notes that we retired upon the closing of the Offering in May 1999.

         Extraordinary Item

         As a result of the early retirement of our outstanding promissory notes upon the closing of the Offering, we incurred a one-time extraordinary charge of $235,000 in the six months ended July 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. In May 1999, we raised approximately $50.1 million in net proceeds upon the closing of the Offering. In April 2000, we raised $9.2 million in net cash proceeds and acquired 837,740 shares of LDIG common stock in connection with our sale of 2,922,694 shares of Alloy common stock to a subsidiary of LDIG. At July 31, 2000, we had approximately $5.9 million of cash and cash equivalents and a further $31.4 million of marketable securities. Our principal commitments at July 31, 2000 consisted of accounts payable and obligations under our capital and operating leases.

         Net cash used in operating activities was $4.8 million in the six months ended July 31, 1999 and $15.8 million in the six months ended July 31, 2000. The principal use of cash in both periods was to fund our losses from operations and finance growth in working capital.

         Cash used in investing activities was $232,000 in the six months ended July 31, 2000 due to the net effect of sales and maturities of marketable securities, offset by the application of the proceeds to the purchase of Kubic Marketing, Inc., capital expenditures and strategic investing activities. Cash used in investing activities was $23.0 million in the six months ended July 31, 1999 due to the investment of proceeds from the Offering in high quality, fixed-income securities; our capital expenditures for computers, office furniture and equipment; and the acquisition of certain intangible assets, consisting of a Web site domain name and a customer mailing list in separate transactions.

         Net cash provided by financing activities was approximately $48.4 million in the six months ended July 31, 1999 due to the proceeds from the Offering and the collection of the stock subscription receivable associated with the second installment of our Series A Preferred Stock sold in November 1998. In the six months ended July 31, 2000, we received $9.2 million in net cash proceeds from our sale of 2,922,694 shares of Alloy common stock to a subsidiary of LDIG.

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

ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for our first fiscal quarter beginning February 1, 2001 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designated as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded on the balance sheet as other comprehensive income.

         We are currently in the process of identifying all potential derivative instruments and embedded derivative instruments and will reflect any required changes as of the February 1, 2001 adoption date. In July 2000, we hedged our exposure to adverse changes in value of certain available-for-sale marketable securities through "cashless collars" that will either provide the counterparty to the collars with an option to purchase the underlying securities, or require the counterparty to purchase the underlying securities at specified prices, pursuant to the terms of the options. These instruments qualify as fair value hedges, as defined in SFAS No. 133. Upon adoption of SFAS No. 133, the change in fair value of the collars will be reflected in the statement of operations, offset by changes in fair value of the underlying securities.

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". This consensus addressed the classification of shipping and handling revenues and costs and requires that all amounts billed to customers for shipping and handling be classified as revenues. No consensus was reached regarding the classification of shipping and handling costs as either costs of sales or operating expenses. We currently net shipping and handling revenues with the related costs, and the residual costs are reflected as selling and marketing expenses. Commencing with our third fiscal 2000 quarter, as required by the consensus, we will reclassify all shipping and handling revenues that were previously netted against the related costs. While we have not completed the required analysis to calculate the impact, the amounts of historical revenues and operating expenses will be adjusted to reflect this reclassification, resulting in changes to these amounts, as well as gross profit. Our historical loss from operations, net loss and net loss per share will not be effected by this reclassification.

IMPACT OF THE YEAR 2000

         The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year ending in "00" as the Year 1900 rather than the Year 2000, which could result in a significant disruption of operations and an inability to process certain transactions. We have conducted an internal assessment of all material information technology and non-information technology systems at our headquarters and at OneSoft, our Web site host, including our accounting software, our servers and related software, our personal computers and related software, and our telephone system. The assessment revealed that all mission critical software and hardware systems in our corporate headquarters and OneSoft was 100% Year 2000 Compliant. We developed a strategic plan to estimate the potential risks related to the four vendors upon whom we materially relied:
Harrison Fulfillment Services, our fulfillment services and call center provider; OneSoft Corporation, which maintains our Web site and provides our connection to the Internet; Quad/Graphics, Inc., our commercial printer; and the United States Postal Service, our mail carrier. We have concluded that Year 2000 issues would not materially affect the continuation of our normal daily operations. To date, our operations have suffered no significant disruption from Year 2000 problems. We do not expect to experience any material adverse effects on our business, financial condition or results of operations from any other vendor, distributor or supplier who may experience Year 2000 problems, including our new fulfillment services and call center provider. We incurred no material historical costs relating to Year 2000 compliance, and we have not incurred any material costs in resolving the Year 2000 problems of third parties with whom we interact. We intend, however, to continue monitoring our internal computer systems and those of third parties with whom we deal for Year 2000 problems. Year 2000 problems that are as yet undiscovered may arise in the future and could have a significant impact on our operations.

FORWARD-LOOKING STATEMENTS - SAFE HARBOR PROVISION

   Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. These statements include statements regarding our ability to increase revenues, generate multiple revenue streams and increase visitors to our Web sites; our ability to develop our sales and marketing teams; our ability to capitalize on our sales and marketing efforts; our ability to capitalize on our promotions, sponsorship, advertising and other revenue opportunities; our ability to build the Alloy and CCS brand names and develop our on-line community; our ability to develop commercial relationships with advertisers; the appeal of our Web sites to marketers and users; and our ability to meet anticipated cash needs for working capital and capital expenditures for the next 24 months.

   Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Factors that might cause or contribute to such differences include, among others: our expected future losses; our planned sales and marketing campaigns may not attract sufficient additional visitors to our Web sites; our planned sales and marketing campaigns may not increase our revenues or generate additional revenue streams; we lack experienced management and personnel; we may not be able to manage successfully the risks and challenges associated with integrating newly acquired businesses; we may fail to further develop our internal sales and marketing organization to attract promotions, sponsorship, advertising and other revenues; we may not be able to adapt as internet technologies and customer demands continue to evolve; increased competition in the online commerce market would reduce our revenues; we may experience business disruptions with third parties that provide us with essential business operations; and general economic conditions.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Alloy is exposed to market risk as a result of our holding of 837,740 shares of LDIG common stock. Market risk with respect to this holding refers to the risk of loss arising from adverse changes in LDIG's stock price. In order to illustrate the effect of changes in LDIG's stock price, we provide the following sensitivity analysis. Had the stock price of LDIG been 10% lower at July 31, 2000, the value of our LDIG holding would have been lower by approximately $2.0 million.

   In July 2000, we entered into a series of three "cashless collars" with a financial services institution with respect to 600,000 LDIG shares owned by us. Each of the cashless collars covers 200,000 shares of LDIG and has stated terms of approximately 30 months, 33 months and 36 months, respectively. In effect, we purchased put options that give us the right to require the counterparty to buy 600,000 LDIG shares from us in 30 to 36 months at an average price of approximately $27.88 per share. We simultaneously sold call options giving the counterparty the right to buy 600,000 LDIG shares from Alloy in 30 to 36 months at an average price of approximately $51.70 per share. Since the purchase price of the put options was equal to the proceeds from the sale of the call options, the collar transactions were at no cost to us.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a)  Not applicable.

     (b)  Not applicable.

     (c) Previously reported in Alloy's Current Report on Form 8-K filed on August 2, 2000.

     (d) In connection with Alloy's initial public offering, Alloy sold 3,700,000 shares of its Common Stock and received net offering proceeds of approximately $50.1 million. On May 13, 1999, the Securities and Exchange Commission declared Alloy's Registration Statement on Form S-1 (file No. 333-74159) effective.

   The following table sets forth Alloy's cumulative use of net offering proceeds as of July 31, 2000:

Construction of plant, building and facilities:......................         --
Purchase and installation of machinery and equipment:................  3,500,000
Purchase of real estate:.............................................         --
Acquisition of other business(es):................................... 14,400,000
Repayment of indebtedness:...........................................  4,200,000
Working capital......................................................  5,600,000
Temporary investments:...............................................
   Investment grade fixed income securities:                                  --
General corporate purposes........................................... 22,400,000

   The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its Annual Meeting of shareholders on July 21, 2000, and the following matters were voted on at that meeting:

        1. The election of David Yarnell and Peter Graham as Class I Directors, each to serve for a three year term of office or until their successors are elected. The following chart shows the number of votes cast for or against each director, as well as the number of abstentions and broker nonvotes:


        Director               For      Against  Abstain  Broker Nonvotes
                            ----------  -------  -------  ---------------

        Mr. Graham          15,928,865   13,840     0           0
        Mr. Yarnell         15,928,865   13,840     0           0

        Matthew C. Diamond, our president and chief executive officer, James K. Johnson, Jr., our chief operating officer, Samuel C. Gradess, our chief financial officer, and Lee Masters continued their respective terms of office as directors after the annual meeting

        2. The proposal to increase by 4,000,000 shares the aggregate number of shares for which stock options and stock awards may be granted under the Company's 1997 Restated Employee, Director and Consultant Stock Plan. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                               For       Against  Abstain  Broker Nonvotes
                            ----------   -------  -------  ---------------

                             9,991,766  3,848,573  9,030    2,093,336

        3. The proposal to ratify the selection of Arthur Andersen, LLP as independent auditors for our fiscal year ending January 31, 2001. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                               For       Against  Abstain  Broker Nonvotes
                            ----------   -------  -------  ---------------

                            15,933,595        560  8,540           10

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

Exhibit No. 27   Financial Data Schedule

____________

(B)   Reports on Form 8-K.
      -------------------

      The following report on Form 8-K was filed during the quarter ended July 31, 2000.

      1. Current Report on Form 8-K filed on August 2, 2000 regarding Alloy's acquisition of Kubic Marketing, Inc.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALLOY ONLINE, INC.



Date:  September 14, 2000           By: /s/ Samuel A. Gradess
                                        ---------------------
                                        Samuel A. Gradess,
                                        Chief Financial Officer
                                        (Principal Accounting and
                                         Financial Officer)

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