Form 10-Q
period 2000-10-31
ALLOY ONLINE INC
filed 2000-12-15
CIK 1080359

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 2000

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the transition period from        to
                    ----------------------------------------
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

As of December 8, 2000, the registrant had 20,899,625 shares of common stock, $.01 par value per share, outstanding. All share numbers referenced in this quarterly report reflect a 1.128-for-1 stock split of all outstanding shares of common stock effected by Alloy Online, Inc. on May 13, 1999.

                              ALLOY ONLINE, INC.

                                   CONTENTS

PART I - FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                   --------
Item 1.    Financial Statements

Consolidated Condensed Balance Sheets, October 31, 2000 (unaudited)
and January 31, 2000.............................................................        3

Consolidated Condensed Statements of Operations, Three Months Ended
October 31, 2000 (unaudited) and October 31, 1999 (unaudited)....................        4

Consolidated Condensed Statements of Comprehensive Loss,
Three Months Ended October 31, 2000 (unaudited) and October 31, 1999
(unaudited)......................................................................        5

Consolidated Condensed Statements of Operations, Nine Months Ended
October 31, 2000 (unaudited) and October 31, 1999 (unaudited)....................        6

Consolidated Condensed Statements of Comprehensive Loss,
Nine Months Ended October 31, 2000 (unaudited) and October 31, 1999
(unaudited)......................................................................        7

Consolidated Condensed Statements of Cash Flows, Nine Months Ended
October 31, 2000 (unaudited) and October 31, 1999 (unaudited)....................        8

Consolidated Condensed Statement of Changes in Stockholders' Equity,
Nine Months Ended October 31, 2000 (unaudited)...................................        9

Notes to Consolidated Condensed Financial Statements (unaudited).................       10

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations........................................................       13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............       19

PART II-OTHER INFORMATION

Item 1. Legal Proceedings........................................................       20

Item 2. Changes in Securities and Use of Proceeds................................       20

Item 3  Defaults Upon Senior Securities..........................................       20

Item 4. Submission of Matters to a Vote of Security Holders......................       20

Item 5  Other Information........................................................       21

Item 6. Exhibits and Reports on Form 8-K.........................................       22

SIGNATURES.......................................................................       23

EXHIBIT INDEX....................................................................       24

EXHIBIT 27 - Financial Data Schedule.............................................       25

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              ALLOY ONLINE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS
                                    ------


                                             January 31,    October 31,
                                                2000           2000
                                             ---------     ----------
                                             (audited)     (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                       $12,702      $  3,690
Available-for-sale marketable securities         20,971        20,305
Accounts receivable, net                          2,693         2,714
Inventories, net                                  3,981        18,236
Prepaid catalog costs                             1,011         1,767
Other current assets                              1,281         1,534
                                                -------      --------

TOTAL CURRENT ASSETS                             42,639        48,246

Property and equipment, net                       2,187         5,602
Goodwill, net of amortization                    12,349        55,868
Other assets                                        493         2,015
                                                -------      --------

TOTAL ASSETS                                    $57,668      $111,731
                                                =======      ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


CURRENT LIABILITIES:
Accounts payable, accrued expenses and other
current liabilities                                $ 12,460   $ 22,142
                                                   --------   --------

TOTAL CURRENT LIABILITIES                            12,460     22,142

STOCKHOLDERS' EQUITY:
Common Stock; $.01 par value; 50,000,000 shares
authorized; 14,686,437 and 20,899,625 shares
issued and outstanding, respectively                    147        209
Additional paid-in capital                           68,948    138,244
Accumulated deficit                                 (23,216)   (46,098)
Deferred compensation                                  (593)      (814)
Accumulated other comprehensive loss                    (78)    (1,952)
                                                   --------   --------

TOTAL STOCKHOLDERS' EQUITY                           45,208     89,589
                                                   --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 57,668   $111,731
                                                   ========   ========

The accompanying notes are an integral part of these financial statements.

                              ALLOY ONLINE, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (NOTE 6)
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)


                                           For the three months
                                             ended October 31,
                                             1999          2000
                                           --------      --------

NET MERCHANDISE REVENUES               $     9,242   $    24,271

SPONSORSHIP AND OTHER REVENUES                 524         3,788
                                       -----------   -----------

TOTAL REVENUES                               9,766        28,059

COST OF GOODS SOLD                           4,125        12,351
                                       -----------   -----------

GROSS PROFIT                                 5,641        15,708
                                       -----------   -----------

OPERATING EXPENSES:
Selling and marketing                        9,736        19,292
General and administrative                   1,400         2,997
Goodwill amortization                           --         3,250
                                       -----------   -----------

TOTAL OPERATING EXPENSES                    11,136        25,539
                                       -----------   -----------

LOSS FROM OPERATIONS                        (5,495)       (9,831)

INTEREST INCOME, NET                           600           150
                                       -----------   -----------

NET LOSS                               $    (4,895)  $    (9,681)
                                       ===========   ===========

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK (Note 3):

Net Loss                                    $(0.34)       $(0.46)
                                       ===========   ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:                     14,231,797    20,899,625
                                       ===========   ===========

The accompanying notes are an integral part of these financial statements.

                              ALLOY ONLINE, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                            (AMOUNTS IN THOUSANDS)

                                  (unaudited)

                                                          For the three months
                                                            ended October 31,
                                                          1999            2000
                                                        -------         --------
Net Loss                                                $(4,895)        $ (9,681)
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities        (23)          (5,827)
                                                        -------         --------

Comprehensive Loss                                      $(4,918)        $(15,508)
                                                        =======         ========

The accompanying notes are an integral part of these financial statements.

                              ALLOY ONLINE, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (NOTE 6)
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                   For the nine months
                                                     ended October 31,
                                                  1999              2000
                                             -------------      -----------
NET MERCHANDISE REVENUES                     $    16,011        $    40,152

SPONSORSHIP AND OTHER REVENUES                       906              8,569
                                             -----------        -----------

TOTAL REVENUES                                    16,917             48,721

COST OF GOODS SOLD                                 7,273             19,815
                                             -----------        -----------

GROSS PROFIT                                       9,644             28,906
                                             -----------        -----------

OPERATING EXPENSES:
Selling and marketing                             17,448             39,777
General and administrative                         3,465              7,716
Goodwill amortization                                 --              5,265
                                             -----------        -----------

TOTAL OPERATING EXPENSES                          20,913             52,758
                                             -----------        -----------

LOSS FROM OPERATIONS                             (11,269)           (23,852)

INTEREST INCOME, NET                                 994                970
                                             -----------        -----------

LOSS BEFORE EXTRAORDINARY ITEM                   (10,275)           (22,882)

EXTRAORDINARY ITEM:
Charge for early retirement of debt                  235                 --
                                             -----------        -----------

NET LOSS                                     $   (10,510)       $   (22,882)
                                             ===========        ===========

BASIC AND DILUTED LOSS PER SHARE
OF COMMON STOCK (Note 3):
Before Extraordinary Item                    $     (0.84)       $     (1.26)
Extraordinary Item                                 (0.02)                --
                                             -----------        -----------

Net Loss                                     $     (0.86)       $     (1.26)
                                             ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
                                              12,175,624         18,110,921
                                             ===========        ===========

The accompanying notes are an integral part of these financial statements.

                              ALLOY ONLINE, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                            (AMOUNTS IN THOUSANDS)

                                  (unaudited)

                                                       For the nine months
                                                         ended October 31,
                                                          1999       2000
                                                        --------   --------

Net Loss                                                $(10,510)  $(22,882)
Other comprehensive income, net of tax:
Net unrealized loss on available-for-sale securities        (102)    (1,874)
                                                        --------   --------

Comprehensive Loss                                      $(10,612)  $(24,756)
                                                        ========   ========

The accompanying notes are an integral part of these financial statements.

                              ALLOY ONLINE, INC.

    Consolidated Condensed Statements of Cash Flows (Amounts in thousands)
                                  (Unaudited)

                                                                            For the nine months
                                                                             ended October 31,
                                                                       1999                      2000
                                                                       ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $   (10,510)              $(22,882)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                               165                  6,102
Extraordinary charge for early retirement of debt                           235                     --
Compensation charge for issuance of stock options                           419                    357
Accrued interest on promissory notes                                        124                     --
Changes in operating assets and liabilities - net of effect of business acquisitions -
(Increase) decrease in:
Accounts receivable                                                        (412)                    10
Inventories, net                                                         (3,242)                (7,908)
Other current assets                                                     (3,885)                  (633)
Other assets                                                                 29                   (503)
Increase in:
Accounts payable and accrued expenses                                     9,270                  3,799
                                                                    -----------               --------

     Net cash used in operating activities                               (7,807)               (21,658)
                                                                    -----------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of marketable securities                          (32,197)                18,322
Capital expenditures                                                       (933)                (2,390)
Cash paid in connection with acquisition of business,
net of cash acquired                                                         --                (11,453)
Purchase of non-marketable securities                                        --                 (1,000)
Purchase of domain name and mailing list                                   (250)                    --
                                                                    -----------               --------

Net cash (used in) provided by investing activities                     (33,380)                 3,479
                                                                    -----------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                   50,149                  9,189
Net proceeds from stock subscription receivable                           2,497                     --
Exercise of stock options and warrants                                       30                     29
Payments of promissory notes                                             (4,212)                    --
Payments of capital lease obligation                                        (56)                   (51)
                                                                    -----------               --------

Net cash provided by financing activities                                48,408                  9,167
                                                                    -----------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      7,221                 (9,012)

CASH AND CASH EQUIVALENTS, beginning of period                            2,983                 12,702
                                                                    -----------               --------

CASH AND CASH EQUIVALENTS, end of period                            $    10,204                  3,690
                                                                    ===========               ========
Supplemental disclosure of non-cash investing and financing
activity:

Purchase of computer equipment under capital lease                  $         6               $     --
Exercise of stock options                                           $         4               $     --
Deferred compensation                                               $       857               $    167
Fair value of Liberty Digital, Inc. common stock received in
connection with exchange transaction                                $        --               $ 19,530
Fair value of common stock issued in connection with purchase of
Kubic Marketing, Inc. (Note 4)                                      $        --               $ 40,033
Accumulated other comprehensive loss                                $      (102)              $ (1,874)
Conversion of preferred stock into common stock                     $     4,846               $     --

The accompanying notes are an integral part of these financial statements.

                              ALLOY ONLINE, INC.

Consolidated Condensed Statement of Changes in Stockholders' Equity (unaudited)
                   (Amounts in thousands, except share data)
                  For the Nine Months Ended October 31, 2000

                                                                                                          Accumulated
                                          Common Stock       Additional                                      Other
                                         ----------------     Paid-in      Accumulated     Deferred      Comprehensive
                                         Shares    Amount     Capital        Deficit     Compensation    (Loss) Income      Total
                                         ------    ------     -------        -------     ------------   ---------------   ---------
Balance, February 1, 2000              14,686,437    $147     $ 68,948     ($23,216)         ($593)          ($78)        $ 45,208

Issuance of common stock for
purchase of Kubic Marketing, Inc.       3,267,981      33       40,000           --             --             --           40,033

Proceeds from issuance of common stock
in connection with the Liberty
Digital, Inc. transaction, net of       2,922,694      29       28,690           --             --             --           28,719
issuance costs

Issuance of stock options to
consultants for services rendered              --      --          577           --           (577)            --               --

Amortization of deferred compensation          --      --           --           --            356             --              356

Issuance of common stock pursuant to
the exercise of options and warrants
and the employee stock purchase plan       22,513      --           29           --             --             --               29

Net loss                                       --      --           --      (22,882)            --             --          (22,882)

Net unrealized loss on
available-for-sale marketable
securities                                     --      --           --           --             --         (1,874)          (1,874)
                                       ----------    ----     --------     --------          -----        -------         --------
Balance, October 31, 2000              20,899,625    $209     $138,244     ($46,098)         ($814)       ($1,952)        $ 89,589
                                       ==========    ====     ========     ========          =====        =======         ========

The accompanying notes are an integral part of these financial statements.

                              ALLOY ONLINE, INC.
                              ------------------

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

1. FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Alloy Online, Inc. ("Alloy"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at October 31, 2000 and for all periods presented have been made. The results of operations for the periods ended October 31, 2000 and 1999 are not necessarily indicative of the operating results for a full year.

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

3. NET LOSS PER SHARE

     The following table sets forth the computation of net loss per share. Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share" in the calculations below. Amounts in thousands, except share and per share data:

                                                           Three Months                      Nine Months
                                                         Ended October 31,                Ended October 31,
                                                         ----------------                 ----------------
                                                      1999             2000             1999             2000
                                                      ----             ----             ----             ----
     Numerator:
     Loss before extraordinary item              $    (4,895)     $    (9,681)     $   (10,275)     $   (22,882)
     Accretion of preferred stock                         --               --              (13)              --
                                                 -----------      -----------      -----------      -----------

     Loss before extraordinary item available
      to common stockholders
                                                      (4,895)          (9,681)         (10,288)         (22,882)
     Extraordinary item                                   --               --             (235)              --
                                                 -----------      -----------      -----------      -----------

     Net loss                                    $    (4,895)     $    (9,681)     $   (10,523)     $   (22,882)
                                                 ===========      ===========      ===========      ===========

     Denominator:
     Weighted average shares outstanding          14,231,797       20,899,625       12,175,624       18,110,921
                                                 ===========      ===========      ===========      ===========

     Basic and Diluted:
     Loss per share before extraordinary item    $     (0.34)     $     (0.46)     $     (0.84)     $     (1.26)
     Extraordinary item                          $        --      $        --      $     (0.02)     $        --
                                                 -----------      -----------      -----------      -----------

     Net loss per share                          $     (0.34)     $     (0.46)     $     (0.86)     $     (1.26)
                                                 ===========      ===========      ===========      ===========

4. KUBIC MARKETING ACQUISITION

     On July 18, 2000, Alloy completed an acquisition of all of the outstanding capital stock of Kubic Marketing, Inc. ("Kubic"), a Delaware corporation with a principal place of business in San Luis Obispo, California. The acquisition was effected pursuant to an Agreement and Plan of Reorganization dated as of July 17, 2000, (the "Reorganization Agreement") by and between Alloy, Alloy Acquisition Sub, Inc., a Delaware corporation ("Acquisition Sub") and a wholly owned subsidiary of Alloy, Kubic and SWI Holdings LLC, a Delaware limited liability company and the sole stockholder of Kubic (the "Stockholder"), pursuant to which Acquisition Sub was merged with and into Kubic (the "Merger") with Kubic continuing as the surviving corporation and a wholly-owned subsidiary of Alloy. Kubic is the holding company for its wholly-owned subsidiary, Phase Three, Inc. (which does business as CCS), which is one of the largest mail order catalog and Internet marketers in the United States of skateboards, snowboards and related apparel, equipment and accessories. CCS is also one of the largest mail order catalogs serving the Generation Y skate and snowboard market with a database of over one million buyers and requesters. In addition, CCS reaches the extreme-sport oriented Generation Y boys through its Website which it promotes in its catalogs. The Merger has been structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and has been accounted for under the purchase method of accounting for business combinations.

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

     Summarized unaudited pro forma information reflecting the impact of the acquisition on Alloy's results of operations for the nine month periods ended October 31, assuming the acquisition had occurred at the beginning of the periods, is as follows (amounts in thousands, except per share data):


                                                                                    NINE MONTHS ENDED
                                                                         October 31, 1999        October 31, 2000
                                                                         ----------------        ----------------
     Revenues                                                                $ 38,003                $ 64,629
     Loss before extraordinary item                                           (15,623)                (27,310)
     Net loss                                                                 (15,858)                (27,310)
     Net loss per share of common stock before extraordinary item            $  (1.01)               $  (1.36)
     Net loss per share of common stock                                      $  (1.03)               $  (1.36)

5. DERIVATIVE FINANCIAL INSTRUMENTS

     In July 2000, Alloy purchased put options and sold call options on a total of 600,000 shares of Liberty Digital, Inc. ("LDIG") common stock, representing a portion of LDIG common stock already owned by Alloy as available-for-sale marketable securities. The options allow Alloy to sell LDIG common stock at various prices and have been designated as a hedge against potential declines in the fair value of LDIG common stock. The options expire on various dates beginning January 2003 through July 2003. The net fair value of the options was

     $7.8 million on October 31, 2000 and they have been classified as available-for-sale marketable securities with a corresponding amount included in accumulated other comprehensive income in the accompanying consolidated condensed balance sheet.

     Alloy is required to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of February 1, 2001. The options referred to above have been designated as fair value hedges pursuant to SFAS No. 133. Upon adoption of SFAS No. 133, Alloy will be required to continue to reflect the fair value of the options outstanding on the balance sheet and will adjust changes in fair value of the options through the statement of operations. Additionally, the change in fair value of the underlying LDIG shares will also be recorded through the statement of operations to the extent of the number of shares covered by the options. The remainder of the LDIG shares owned and not covered by hedging instruments will continue to be accounted for as available-for-sale securities, with changes in fair value reflected in comprehensive income. Had Alloy adopted the provisions of SFAS No. 133 prior to the effective date, the net impact on the results of operations from the purchase date of the options through October 31, 2000 would have been an increase in net loss of approximately $3.3 million.

     Alloy is continuing to evaluate the impact of the future adoption of SFAS No. 133 on its existing financial instruments and contracts and will reflect any required changes as of February 1, 2001.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. We have presented our condensed consolidated statements of operations for the three and nine month periods ended October 31, 2000 in accordance with this issue. Furthermore, we have re-classified our condensed consolidated statements of operations for the three and nine months ended October 31, 1999 to conform with this issue as we formerly netted our shipping and handling revenues with the related costs and included the residual amount as selling and marketing expenses. The impact of this re-classification resulted in an increase of net merchandise revenues of $631,000 and $1.4 million for the three and nine months ended October 31, 1999, respectively, offset by an equivalent increase in selling and marketing expenses for these periods. Furthermore, EITF Issue No. 00-10 requires that if shipping costs or handling costs are significant and are not included in cost of sales, these costs and the line items which include them on the income statement should be disclosed. Alloy includes these costs in Selling and Marketing expenses in its Condensed Consolidated Statements of Operations. These costs were $2.5 million and $1.1 million for the three months ended October 31, 2000 and October 31, 1999, respectively, and $4.1 million and $2.5 million for the nine months ended October 31, 2000 and October 31, 1999, respectively.

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

     We were incorporated in January 1996, launched the Alloy Web Site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues have been generated through merchandise sales., Sponsorship and other revenues, however, have been increasing and we believe that they will continue to increase in future periods as a result of our plan to increase visitors to our Web Sites and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our initial public offering (the "Offering") and received approximately $50.1 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to the Offering. In April 2000, we entered into a financial and strategic arrangement with Liberty Digital, Inc. ("LDIG"), a subsidiary of Liberty Media Group, Inc., pursuant to which we issued 2,922,694 shares of common stock to a subsidiary of LDIG in exchange for $9.2 million in net cash proceeds and 837,740 shares of LDIG common stock. In July 2000, we purchased all of the capital stock of Kubic Marketing, Inc. ("Kubic"), which through its subsidiary Phase Three, Inc. owned the CCS direct marketing business, in exchange for 3,267,981 shares of Alloy common stock, $.01 par value per share; a warrant to purchase shares of Alloy's common stock, $.01 par value per share, in an aggregate amount, if any, as determined pursuant to the provisions of the warrant; and $10.0 million in cash to retire debt obligations of Kubic.

     We incurred net losses of approximately $118,000 for the fiscal year ended January 31, 1997, $1.9 million for the fiscal year ended January 31, 1998, $6.4 million for the fiscal year ended January 31, 1999, $14.9 million for the year ended January 31, 2000, and $22.9 million for the nine months ended October 31, 2000. These net losses resulted primarily from the costs associated with developing the Alloy Web Site and database of Generation Y boys and girls, attracting users to the Alloy Web Site and establishing the Alloy brand. Because of our plans to invest heavily in marketing and promotion, to hire additional employees and to develop our Web sites and operating infrastructure, we expect to incur significant net losses for the foreseeable future. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustained in future periods.

RESULTS OF OPERATIONS

     The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues. Any trends reflected by the following table may not be indicative of future results.

                                                                       THREE MONTHS ENDED
                                                                           OCTOBER 31,
                                                                           -----------
                                                                   1999                 2000
                                                                   ----                 ----
   Net merchandise revenues.                                       94.6%                86.5%
   Sponsorship and other revenues                                   5.4                 13.5
                                                                 ------               ------

   Total revenues                                                 100.0                100.0
   Cost of goods sold                                              42.2                 44.0
                                                                 ------               ------

   Gross profit                                                    57.8                 56.0
   Operating expenses:
   Selling and marketing                                           99.7                 68.7
   General and administrative                                      14.3                 10.7
   Amortization of goodwill                                          --                 11.6
   Total operating expenses                                       114.0                 91.0
                                                                 ------               ------

   Loss from operations                                           (56.2)               (35.0)
   Interest income, net                                             6.1                  0.5
                                                                 ------               ------

   Net loss                                                      (50.1)%              (34.5)%

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1999 AND 2000

     Revenue.

     Merchandise Revenues. Net merchandise revenues increased 162.6% from $9.2 million in the three months ended October 31, 1999 to $24.3 million in the three months ended October 31, 2000. The increase in merchandise revenues in the three months ended October 31, 2000 was due primarily to the significant increase in orders driven by our expanded database of Generation Y buyers and prospects to whom we marketed in the quarter, which included the CCS database.

     Sponsorship and Other Revenues.

     Sponsorship and other revenues amounted to $3.8 million in the three months ended October 31, 2000 as compared to $524,000 in the three months ended October 31, 1999. The increase in sponsorship and other revenues in the three months ended October 31, 2000 resulted from the increased number of visitors to the Alloy Web Site and the expanding commercial relationships with advertisers we are developing through our in-house advertising sales group, together with the contribution of the book development business we purchased in January 2000. As Alloy's online community continues to grow and our sales force further develops client relationships, we anticipate our sponsorship and other revenues to increase significantly on a comparative basis.

     Cost of Goods Sold.

     Cost of goods sold consists of the cost of the merchandise sold by Alloy plus the freight cost to deliver the merchandise to the warehouse, along with the directly allocated costs associated with book development. Our cost of goods sold increased 199.4% from $4.1 million in the three months ended October 31, 1999 to $12.4 million in the three months ended October 31, 2000. The increase in cost of goods sold was due primarily to the increase in merchandise sales volume. Alloy's gross profit as a percentage of total revenues decreased from 57.8% in the three months ended October 31, 1999 to 56.0% in the three months ended October 31, 2000 due to the inclusion of the lower margin CCS merchandise revenues in the current three month period. The gross margin impact was somewhat offset by the substantially larger percentage of sponsorship and other revenues in our total revenue mix in the three months ended October 31, 2000.

     Operating Expenses.

     Selling and Marketing. Selling and marketing expenses consist primarily of Alloy catalog production and mailing costs; our call center and fulfillment operations expenses; packaging and freight costs to deliver our merchandise to our customers; salaries of our sales and marketing personnel; advertising and marketing costs; and expenses related to the development, maintenance and marketing of our Web sites. These expenses increased 98.2% from $9.7 million in the three months ended October 31, 1999 to $19.3 million in the three months ended October 31, 2000 due to the increased costs incurred in marketing to our expanded database, increased Web site promotion and development, and the hiring of selling and marketing staff. As a percentage of total revenues, our selling and marketing expenses decreased from 99.7% in the three months ended October 31, 1999 to 68.7% in the three months ended October 31, 2000. The decrease was primarily driven by the growth in sponsorship and other revenues and the increased efficiency of marketing to our expanded customer database.

     We expect selling and marketing expenses to increase significantly in future periods. These increases will be principally related to marketing our merchandise offerings to an expanded database, fulfilling and shipping an increased number of merchandise orders to our growing customer base, and hiring additional sales and marketing personnel.

     General and Administrative.

     General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 114.1% from $1.4 million in the three months ended October 31, 1999 to $3.0 million in the three months ended October 31, 2000. As a percentage of total revenues, our general and administrative expenses decreased from 14.3% in the three months ended October 31, 1999 to 10.7% in the three months ended October 31, 2000. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business; together with expenses incurred as a result of our growth as a public company, such as professional fees, insurance premiums, public relations costs; and the inclusion of CCS in the current three month period. The decline in general and administrative expenses as a percentage of total revenues in the three months ended October 31, 2000 was due to the larger revenue base over which to spread these expenses. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our operations as a public company.

     Amortization of Goodwill.

     Amortization of goodwill was approximately $3.3 million in the three months ended October 31, 2000 as compared to zero in the three months ended October 31, 1999. These costs were recorded in connection with our acquisition of substantially all of the assets of Celebrity Sightings, LLC in December 1999; the merger of our acquisition subsidiary with and into 17th Street Acquisition Corp., the sole stockholder of 17th Street Productions, Inc. in January 2000; and the merger of our acquisition subsidiary with and into Kubic Marketing, Inc., the holding company of Phase Three, Inc., in July 2000. These acquisitions were accounted for under the purchase method of accounting. We anticipate that the future amortization of goodwill in connection with these acquisitions will continue to be amortized on a straight-line basis over three years in the case of Celebrity Sightings, LLC, five years in the case of 17th Street Productions, Inc., and five years in the case of Kubic Marketing, Inc., and will amount to approximately $3.3 million per quarter until the end of fiscal 2002 and approximately $2.8 million per quarter thereafter until the related goodwill is fully amortized. Any additional acquisitions or impairment of goodwill could result in additional merger and acquisition related costs.

     Loss from Operations

     As described above, we have invested heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to the Alloy and CCS Web Sites, increase the number of our employees to support a growing operation, and purchase complementary businesses. For the foregoing reasons, our loss from operations increased from $4.9 million in the three months ended October 31, 1999 to $9.7 million in the three months ended October 31, 2000.

     Interest Income, Net

     Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest income of $600,000 in the three months ended October 31, 1999 and $150,000 in the three months ended October 31, 2000. The decline in net interest income resulted from the reduced cash and interest-bearing short-term investments held by Alloy in the three month period ended October 31, 2000 after deploying these funds to grow the business and acquire CCS.

                                                                    NINE MONTHS ENDED
                                                                       OCTOBER 31,
                                                                       ----------
                                                               1999                 2000
                                                               ----                 ----
   Net merchandise revenues.                                    94.6%                82.4%
   Sponsorship and other revenues                                5.4                 17.6
                                                              ------               ------

   Total revenues                                              100.0                100.0
   Cost of goods sold                                           43.0                 40.7
                                                              ------               ------

   Gross profit                                                 57.0                 59.3
   Operating expenses:
   Selling and marketing                                       103.1                 81.6
   General and administrative                                   20.5                 15.8
   Amortization of goodwill                                                          10.9
   Total operating expenses                                    123.6                108.3
                                                              ------               ------

   Loss from operations                                        (66.6)               (49.0)
   Interest (expense) income, net                                5.9                  2.0
   Charge for early retirement of debt                          (1.4)                  --
                                                              ------               ------

   Net loss                                                    (62.1)%              (47.0)%

COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 1999 AND 2000

     Revenues

     Merchandise Revenues. Net merchandise revenues increased 150.8% from $16.0 million in the nine months ended October 31, 1999 to $40.2 million in the nine months ended October 31, 2000. The increase in merchandise revenues in the nine months ended October 31, 2000 was due primarily to the significant increase in orders driven by our expanded database of Generation Y buyers and prospects to whom we marketed in the period, which included the CCS database to which we marketed during the a portion of the period.

     Sponsorship and Other Revenues.

     Sponsorship and other revenues amounted to $8.6 million in the nine months ended October 31, 2000 as compared to $906,000 in the nine months ended October 31, 1999. The increase in sponsorship and other revenues in the nine months ended October 31, 2000 resulted from the increased number of visitors to the Alloy Web Site and the expanding commercial relationships with advertisers we are developing through our in-house advertising sales group, together with the contribution of the book development business we purchased in January 2000. As Alloy's online community continues to grow and our sales force further develops client relationships, we anticipate our sponsorship and other revenues to increase significantly on a comparative basis.

     Cost of Goods Sold

     Cost of goods sold increased 172.4% from $7.3 million in the nine months ended October 31, 1999 to $19.8 million in the nine months ended October 31, 2000. The increase in cost of goods sold was due primarily to the increase in merchandise sales volume. Alloy's gross profit as a percentage of total revenues increased from 57.0% in the nine months ended October 31, 1999 to 59.3% in the nine months ended October 31, 2000 due to the substantially larger percentage of sponsorship and other revenues in our total revenue mix, which more than offset the negative impact of including CCS' lower margin net merchandise revenues.

     Operating Expenses

     Selling and Marketing. Selling and marketing expenses increased 128.0% from $17.4 million in the nine months ended October 31, 1999 to $39.8 million in the nine months ended October 31, 2000 due to the increased costs incurred in marketing to our expanded database, increased Web site promotion and development, and the hiring of selling and marketing staff. As a percentage of total revenues, our selling and marketing expenses decreased from 103.1% in the nine months ended October 31, 1999 to 81.6% in the nine months ended July 31, 2000. The decrease was primarily driven by the growth in sponsorship and other revenues and the increased efficiency of marketing to our expanded customer database.

     General and Administrative. General and administrative expenses increased 122.7% from $3.5 million in the nine months ended October 31, 1999 to $7.7 million in the nine months ended October 31, 2000. As a percentage of total revenues, our general and administrative expenses decreased from 20.5% in the nine months ended October 31, 1999 to 15.8% in the nine months ended October 31, 2000. The increase in general and administrative expenses in the nine months ended October 31, 2000 was driven by an increase in compensation expense for additional personnel to handle our growing business; together with expenses incurred as a result of our growth as a public company, such as professional fees, insurance premiums and public relations costs; and the acquisition of the CCS business. The decline in general and administrative expenses as a percentage of total revenues in the first nine months of fiscal 2000 was due to the larger revenue base over which to spread these expenses.

     Amortization of Goodwill. Amortization of goodwill was approximately $5.3 million in the nine months ended October 31, 2000 as compared to zero in the nine months ended October 31, 1999. These costs were recorded in connection with our acquisition of substantially all of the assets of Celebrity Sightings, LLC in December 1999; the merger of our acquisition subsidiary with and into 17th Street Acquisition Corp., the sole stockholder of 17th Street Productions, Inc. in January 2000; and the merger of our acquisition subsidiary with and into Kubic Marketing, Inc., the holding company of Phase Three, Inc., in July 2000.

     Loss from Operations

     As described above, we have invested heavily to build the Alloy brand, grow our customer database, enhance and attract visitors to our Web sites, increase the number of our employees to support a growing operation, and purchase complementary businesses. For the foregoing reasons, our loss from operations increased from $10.5 million in the nine months ended October 31, 1999 to $22.9 million in the nine months ended October 31, 2000.

     Interest Income, Net

     Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest income of $994,000 in the nine months ended October 31, 1999 and $970,000 in the nine months ended October 31, 2000 from the investment of the proceeds raised in the Offering and, in the case of the nine months ended October 31, 2000, from the sale of a minority stake to LDIG. In the nine months ended October 31, 1999, we paid interest on the promissory notes that we retired upon the closing of the Offering in May 1999.

      Extraordinary Item

     As a result of the early retirement of our outstanding promissory notes upon the closing of the Offering, we incurred a one-time extraordinary charge of $235,000 in the nine months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. In May 1999, we raised approximately $50.1 million in net proceeds upon the closing of the Offering. In April 2000, we raised $9.2 million in net cash proceeds and acquired 837,740 shares of LDIG common stock in connection with our sale of 2,922,694 shares of Alloy common stock to a subsidiary of LDIG. At October 31, 2000, we had approximately $3.7 million of cash and cash equivalents and a further $20.3 million of marketable securities. Our principal commitments at October 31, 2000 consisted of accounts payable, accrued expenses and obligations under operating leases.

     Net cash used in operating activities was $7.8 million in the nine months ended October 31, 1999 and $21.7 million in the nine months ended October 31, 2000. The principal use of cash in both periods was to fund our losses from operations.

     Cash provided by investing activities was $3.5 million in the nine months ended October 31, 2000 due to the net effect of sales and maturities of marketable securities, offset by the application of the proceeds to the purchase of Kubic Marketing, Inc., capital expenditures and strategic investing activities. Cash used in investing activities was $33.4 million in the nine months ended October 31, 1999 due to the investment of proceeds from the Offering in high quality, fixed-income securities; our capital expenditures for computers, office furniture and equipment; and the acquisition of certain intangible assets, consisting of a Web site domain name and a customer mailing list in separate transactions.

     Net cash provided by financing activities was approximately $48.4 million in the nine months ended October 31, 1999 due to the proceeds from the Offering and the collection of the stock subscription receivable associated with the second installment of our Series A Preferred Stock sold in November 1998. In the nine months ended October 31, 2000, we received $9.2 million in net cash proceeds from our sale of 2,922,694 shares of Alloy common stock to a subsidiary of LDIG.

     We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we build our brand and customer database and that our operating expenses will be a material use of our cash resources. We believe that in light of our liquidity position as of October 31, 2000 consisting of $24.0 million of cash and marketable securities and our debt-free capital structure, our existing working capital and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 24 months, although we will consider attractive opportunities to raise additional capital should these opportunities arise. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". This consensus addressed the classification of shipping and handling revenues and costs and requires that all amounts billed to customers for shipping and handling be classified as revenues. No consensus was reached regarding the classification of shipping and handling costs as either costs of sales or operating expenses. Prior to this EITF consensus, we netted shipping and handling revenues with the related costs, and the residual revenues or costs were reflected as part of selling and marketing expenses. Commencing with our third fiscal 2000 quarter, we have reclassified all shipping and handling revenues that were previously netted against the related costs in selling and marketing expenses. Our historical loss from operations, net loss and net loss per share have not been affected by this reclassification.



     FORWARD-LOOKING STATEMENTS - SAFE HARBOR PROVISION

     Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. These statements include statements regarding our ability to increase revenues significantly, generate multiple revenue streams and increase visitors to our Web sites; our ability to develop our sales and marketing teams; our ability to capitalize on our sales and marketing efforts; our ability to capitalize on our promotions, sponsorship, advertising and other revenue opportunities; our ability to build the Alloy and CCS brand names and develop our on-line community; our ability to develop commercial relationships with advertisers; the appeal of our Web sites to marketers and users; and our ability to meet anticipated cash needs for working capital and capital expenditures for the next 24 months.

     Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Factors that might cause or contribute to such differences include, among others: our expected future losses; our planned sales and marketing campaigns may not attract sufficient additional visitors to our Web sites; our planned sales and marketing campaigns may not increase our revenues or generate additional revenue streams; we lack experienced management and personnel; we may not be able to manage successfully the risks and challenges associated with integrating newly acquired businesses; we may fail to further develop our internal sales and marketing organization to attract promotions, sponsorship, advertising and other revenues; we may not be able to adapt as internet technologies and customer demands continue to evolve; increased competition in the online commerce market would reduce our revenues; increased volatility in the online retail sales market may affect our revenues; we may experience business disruptions with third parties that provide us with essential business operations; and general economic conditions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Alloy is exposed to market risk as a result of our holding of 837,740 shares of LDIG common stock. Market risk with respect to this holding refers to the risk of loss arising from adverse changes in LDIG's stock price. In order to illustrate the effect of changes in LDIG's stock price, we provide the following sensitivity analysis. Had the stock price of LDIG been 10% lower at October 31, 2000, the value of our LDIG holding would have been lower by approximately $1.0 million.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (a)  Not applicable.

    (b)  Not applicable.

    (c) Previously reported in Alloy's Current Report on Form 8-K filed on August 2, 2000 and Current Report on Form 8-K/A filed on October 2, 2000.

    (d)  Not applicable.

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

Exhibit No. 27     Financial Data Schedule.


(B)  Reports on Form 8-K.
     --------------------

     The following reports on Form 8-K were filed during the quarter ended October 31, 2000.

  1. Current Report on Form 8-K filed on August 2, 2000 regarding Alloy's acquisition of Kubic Marketing, Inc.

  2. Current Report on Form 8-K/A filed on October 2, 2000 regarding Alloy's acquisition of Kubic Marketing, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ALLOY ONLINE, INC.

Date:  December 15, 2000                By: /s/ Samuel A. Gradess
       -----------------                -------------------------

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

Exhibit No. 27    Financial Data Schedule.