Form 10-K
period 2001-01-31
ALLOY ONLINE INC
filed 2001-05-01
CIK 1080359

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________.

                      Commission File Number:  000-26023

                              ALLOY ONLINE, INC.
         ------------------------------------------------------------
               Exact name of registrant as specified in charter

             DELAWARE                                   04-3310676
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation  or organization)


                        151 WEST 26TH STREET, 11TH FLOOR
                              NEW YORK, NY  10001
         ------------------------------------------------------------
                    (Address of principal executive office)

                                 (212) 244-4307
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $0.01

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $71,102,180 based on the last sale price as reported by the Nasdaq National Market on April 10, 2001.

     As of April 10, 2001, the Registrant had 21,516,807 shares of Common Stock outstanding.

Documents Incorporated By Reference

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART I
ITEM 1.  BUSINESS.

OVERVIEW

     Alloy Online, Inc. ("Alloy") is a multi-channel media company and direct marketer providing community, content and commerce to Generation Y, the approximately 58 million boys and girls between the ages of 10 and 24. Alloy is a leading brand for this influential generation, which the Census Bureau estimates will grow 19.5% faster than the overall U.S. population and currently accounts for more than $250 billion of annual disposable income. Our convergent media model employs an array of integrated online and offline media and marketing assets to reach the Generation Y market. Our Web site, www.alloy.com, is a destination where Generation Y boys and girls can interact, share information, explore compelling and relevant content, and shop. Our action sports Web site, www.ccs.com, offers a complete line of action sports (skateboarding, snowboarding and surfing) inspired clothing, shoes and hard goods from leading industry brands. Each of these Web sites is complemented by a significant direct mail catalog. We have also acquired a developer of books targeted at Generation Y boys and girls, an action sports magazine and two companies that provide Generation Y marketing services and market research. We leverage our media assets and our ability to contact Generation Y boys and girls ("contact points") to drive sales of Generation Y-focused apparel, accessories and action sports equipment, and sell comprehensive marketing and advertising services packages to companies seeking to reach the Generation Y audience.

     Since our inception in 1996, we have experienced rapid growth, through both organic growth and strategic acquisitions. Our revenues, primarily from merchandise sales and complemented by advertising and sponsorship sales, have grown from $2.0 million in fiscal 1997 to $91.2 million in the fiscal year ended January 31, 2001 ("fiscal 2000"). In August 1997, we introduced our Alloy direct mail catalog to attract additional visitors to our www.alloy.com Web site, increase merchandise revenues and build recognition for the Alloy brand. In July 2000, we acquired CCS, Inc., a leading direct marketer to teenage boys. In fiscal 2000, we mailed a total of approximately 36 million Alloy and CCS catalogs to boys and girls of Generation Y. As a result of our online and off-line marketing programs, catalog circulation, Web sites and acquisitions, Alloy has developed a database of over 6.6 million Generation Y boys and girls that have either requested one of our catalogs or who have registered for an activity or service on one of our Web sites, thereby enabling us to market effectively to specific segments of our audience. In addition to our sales of Generation Y-focused merchandise, our community of Generation Y boys and girls presents an important opportunity for marketers. Marketers are focusing on Generation Y members because of their growing spending power and tendency to carry brand loyalties established at a young age into adulthood. As a result, we pursue sponsorship and other revenue opportunities to connect these marketers with our Generation Y community.

GENERATION Y BACKGROUND

     In the United States, Generation Y is made up of the approximately 58 million boys and girls between the ages of 10 and 24. The United States Census Bureau projects that Generation Y will continue to grow through 2015 when it will reach 63.5 million people, an increase of approximately 9.5% from its 2000 level. Over the next 12 years, the Census Bureau estimates that the growth of Generation Y will outpace the growth of the general population by 19.5%. According to Teen Research Unlimited, Generation Y also accounts for more than $250 billion in annual disposable income. We believe approximately 70% of the disposable income of the Generation Y audience is discretionary.

THE ALLOY SOLUTION

     Alloy has developed and aggregated an array of branded media properties that interact directly with the Generation Y demographic group. Through these media properties, Alloy sells Generation Y-focused merchandise and provides engaging content and community services which appeal to teenagers. The multiple contact points that Alloy has established with Generation Y are conduits that allow advertisers and direct marketers to reach our Generation Y audience efficiently and effectively. Our two key brands, Alloy and CCS, serve as popular references for the Generation Y lifestyle and are associated with the provision of contemporary, teen-focused merchandise including apparel, accessories, room furnishings and action sports equipment.

     The following is a review of Alloy's media properties.

     o Catalogs. Our Alloy and CCS catalogs are directed to the Generation Y girls and Generation Y boys markets, respectively. Each catalog is a leader in its target market. Alloy catalogs range from 48 to 96 pages depending on the season and contain an assortment of apparel, accessories, footwear and room furnishings for Generation Y girls. We mail at least 10 versions of the Alloy catalog throughout the year. CCS catalogs range from 64 to 128 pages depending on the season and offer an assortment of action sports equipment, such as skateboards, snowboards and surfboards, and related apparel, accessories and footwear. We plan to mail at least 10 versions of the CCS catalog in fiscal 2001. Our combined circulation of the Alloy and CCS catalogs was approximately 36 million catalogs in fiscal 2000. We plan to circulate in excess of 45 million catalogs in fiscal 2001. Our merchandise offerings in our catalogs are selected from a wide range of the most popular brands and are continually updated to keep pace with trends and seasons. In addition to driving our merchandise revenues and Web site traffic, our catalogs serve as advertising vehicles for marketers seeking to reach the Generation Y members to whom we circulate our catalogs.

     o Web sites. Our flagship Web site at www.alloy.com provides a comprehensive range of community, content and commerce services for Generation Y. We facilitate community activity among alloy.com users through a variety of free interactive services such as e-mail, instant messaging and real-time chat. Additionally, we provide member-generated interactive content areas such as topical message boards, opinion polls and surveys. Our Generation Y-focused editorial staff also provides advice in areas of interest to alloy.com users, such as relationships and fashion, in a forum where users can express their opinion. At alloy.com, we provide regularly updated content on topics of interest to Generation Y boys and girls, including music, relationships, celebrities, horoscopes, gossip, fashion trends, current events, sports and a variety of other key topics. Our professional editorial staff aggregates information from a variety of sources and develops an edited presentation of compelling and relevant Generation Y focused content. Our Web site at www.ccs.com provides action sports equipment and related apparel primarily targeted at Generation Y boys. Through the purchasing relationships we have developed with our Generation Y audience via our Alloy and CCS catalogs, our Web sites at www.alloy.com and www.ccs.com provide a trusted, appealing environment in which to shop. Our Web sites offer Generation Y members a wide range of merchandise that is specifically geared to their interests and tastes. Through alloy.com, we offer many of the same girls apparel items, outerwear, accessories, footwear, cosmetics and room furnishings that we offer in our Alloy catalogs. Through ccs.com, we offer many of the same action sports equipment and related accessories, apparel items and footwear that we offer in our CCS catalogs. We believe that our catalog circulation drives much of the commerce activities that occur on our Web sites in addition to general Web site visitation. As leading online destinations for Generation Y, Alloy's Web sites provide marketers with a powerful channel to advertise to this important consumer group. We currently offer marketers run-of-site and premium placement advertisements, as well as sponsorships of games, sweepstakes, and other Web site activities.

     o Books. Through our 17th Street Productions subsidiary which we acquired in January 2000, Alloy develops books primarily for teenagers. 17th Street Productions generates ideas and storylines for books and/or book series and then arranges with publishers and authors to produce and distribute the works. Within 17th Street Productions, we introduced AlloyBooks in fiscal 2000 and through which we have produced a series of books that expand on user-generated content from our www.alloy.com Web site. In December 2000 we acquired GirlPress to produce books for teenage girls and these book development activities occur within our 17th Street Productions subsidiary. 17th Street Productions retains the intellectual property rights to developed books which we market to entertainment companies seeking to develop the content into other media such as movies and television.

     o Magazines. Commencing in fiscal 2000, Alloy partnered with Scholastic, Inc. to develop Alloygirl Magazine, a lifestyle magazine for teenage girls. Under the terms of this arrangement, Alloy's magazine development and production costs are funded by Scholastic and subscriptions are sold by Scholastic through its in-school book fair program. Alloy sells the advertising in Alloygirl magazine to marketers seeking to reach Alloygirl's teenage readership. In February 2001, Alloy acquired Strength Magazine, a lifestyle magazine for teenage boys. Strength Magazine allows Alloy's advertisers to reach Generation Y boys.

OUR STRATEGY

     Alloy's objective is to become the leading Generation Y-focused convergent media and marketing company. We intend to achieve our objective through the following strategies:

     Enhance and Acquire Strong Brands. We plan to continue building Alloy as our flagship teen brand known for high quality, Generation Y-focused community, content and commerce for both boys and girls. We plan to continue associating our CCS brand with action sports activities, merchandise and lifestyle popular with Generation Y boys. We believe that these brands allow us to build customer loyalty rapidly and efficiently. Our widely and frequently circulated Alloy and CCS catalogs play the primary role in promoting and reinforcing our brands.

     Grow and Monetize our Generation Y Name Database. Through a combination of catalog circulation, advertising and acquisition, Alloy has accumulated a database of catalog requesters and registered Web site users in excess of 6.6 million Generation Y names, of which approximately 1.5 million names have purchased merchandise from either the Alloy or CCS catalogs or Web sites. We intend to increase the size of our name database through increased catalog circulation, marketing via Alloy-owned media assets, selective advertising and acquisitions. We believe that an enlarged name database, combined with our established skills in marketing merchandise to Generation Y and arranging advertising packages for marketers trying to reach our Generation Y community, should expand Alloy's total revenue opportunity.

     Leverage our Relationships with Advertisers. Over the past two fiscal years, Alloy has developed larger and more comprehensive advertising programs with companies seeking to reach our growing Generation Y audience. Major advertising clients include Procter & Gamble, Johnson & Johnson, Eastman Kodak and Coca Cola Company. Through internal development and acquisition, we plan to increase the number of Alloy's contact points with members of Generation Y to offer these clients greater and more effective access to the target demographic.

     Expand Media Reach. We intend to pursue a comprehensive, cross media strategy in order to continuously serve and interact with Generation Y. Our frequently circulated catalogs are the centerpiece of this effort, with our engaging and entertaining Web sites constantly providing current teen-focused community, content and commerce. Our books and magazines reach Generation Y members in the offline world, while partnerships with AT&T Wireless, Sprint PCS and UPOC carry selected Web site content onto wireless devices. Our strategic and financial partnership with Liberty Digital, Inc. positions us to capitalize on commerce and content opportunities in the interactive television space as this medium develops, while our cross-property marketing agreement with Musicland gives Alloy marketing presence in Sam Goody retail music stores throughout the United States.

     Make Strategic Acquisitions. We pursue acquisitions in an effort to achieve any or all of the four strategic objectives discussed above. In July 2000, we acquired Kubic Marketing, Inc., the owner of CCS, thereby adding to our portfolio a leading direct marketer to Generation Y boys and approximately 1.5 million new names to our database, of which approximately 450,000 were established buyers. In December 2000, we acquired Triple Dot Communications, Inc., a marketing services company that provides marketing consulting and program creation for companies trying to reach the Generation Y demographic. In January 2001, we acquired Y-Access LLC, a unit of Triple Dot Communications, Inc. that specializes in market research focused on teenagers. In February 2001, we acquired Strength Magazine, a skateboarding lifestyle magazine that primarily targets Generation Y boys. In April 2001, we acquired Carnegie Communications, Inc. which provides information on colleges and universities to teenagers, their parents and guidance counselors.

     Strengthen Co-ed Community. Through www.alloy.com, we plan to continue fostering a community that appeals to both boys and girls, using our other media contact points with Generation Y members as feeders to this flagship Web site. We believe that a successful Generation Y community site is largely dependent on dynamic boy-girl interaction. We will continue to create an engaging environment for youths of both sexes to meet and "hang out" by presenting information, products and services that have co-ed appeal.

     Continue to Improve User Experience. We intend to enhance the appeal of our Web sites by continuously developing our content, services and community-oriented features. We aggregate, edit and refresh high quality and popular information, products and services to satisfy the evolving interests and tastes of the members of Generation Y. New games, contests and sweepstakes are introduced frequently. Many areas of our Web sites encourage interaction with our audience, providing a dynamic stream of user-generated content.

     Enhance Web Site and Technology Infrastructure. We will continue to invest in infrastructure technologies and transaction-processing systems to support our expected growth. We will continue to incorporate third party technologies that will efficiently and effectively support our fulfillment, commerce, transaction-processing and communications capabilities. We also intend to increase the automation and efficiency of our supply chain and fulfillment activities to enhance our customers' shopping experience.

     Expand Internationally. We believe that significant opportunities exist to address the global adoption of the Internet and the international demand for Generation Y-focused community, content and commerce. The size of Generation Y internationally and the emergence of a global youth culture that is heavily influenced by the U.S. present substantial overseas opportunities. We believe that a presence in these markets will enhance our long-term competitive position. Towards that end, we have translated selected content areas of the alloy.com Web site into other languages and circulated CCS catalogs in Japan on a trial basis. We intend to further explore these opportunities to extend the overseas reach of our brands and to create strategic relationships in targeted international markets.

MERCHANDISING

     Our merchandising strategy is designed to minimize fashion risk and facilitate speed to market and product assortment flexibility. Our objective is to reflect, not to lead, Generation Y styles and tastes. We select merchandise from what we believe are the best existing designers and producers allowing us to stay current with the tastes of the market rather than to predict future fashion trends. Our buyers and merchandisers work closely with our many vendors to tailor products to our specifications, rather than design and produce our own line. By doing this, we are able to minimize design risk and make final product selections only two to three months before the products are brought to market, not the typical six to nine months for many apparel retailers. We believe this strategy significantly reduces our trend risk and is consistent with our role as a "conveyor" of the Generation Y lifestyle.

     Our organization and operational processes support our merchandising strategy. Our buyers have significant experience with retail and media companies that market to Generation Y. We believe our staff has a proven ability to identify desirable products and ensure that our vendors meet specific guidelines regarding product quality and production time. At present, we use primarily domestic vendors who must have the ability to produce and ship products within two to eight weeks. This speed to market gives us flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of Generation Y.

     Our merchandising strategy also enables us to control closely our inventory levels. We typically purchase less than 50% of our initial sales estimates and rely on quick re-order ability. Because we do not make aggressive initial orders, we believe we are able to limit our risk of excess inventory. Additionally, we use our Web sites to offer special product prices as part of our "Bargain Basement" section and periodically mail various sales circulars to our customers to sell slower moving inventory.

     Alloy and CCS have created strong brand identities among our vendors. We believe that presence on our Web sites and in our circulating catalogs is a valuable marketing tool for our vendors and, as a result, our vendors typically grant us online and catalog exclusivity for each product we select. We believe this exclusivity makes the merchandise in the Alloy and CCS catalogs more attractive to our target audience and protects us from direct price comparisons. At any one time, our merchandise selection includes more than 75 vendors. No vendor accounts for more than 5% percent of our sales. Brands currently offered through Alloy include nationally recognized names such as Vans, Roxy/Quiksilver and Skechers, as well as smaller, niche producers, including Paris Blues, Free People and Mudd. CCS carries merchandise and equipment from major skate brands such as World Industries, Osiris and Birdhouse. Our merchandising and buying organization consists of approximately 20 professionals and support staff.

ORDERING, FULFILLMENT AND CUSTOMER SERVICE

     In order to take, fulfill and ship orders for merchandise in our Alloy catalogs and alloy.com Web site, we use a full-service, integrated call center and fulfillment center with trained personnel. This call center and fulfillment center is provided by a specialized third party fulfillment services company.

Contracting with a third party has allowed us to grow rapidly without incurring major capital expenditures or dedicating management resources to build and staff an in-house call and fulfillment center. This has also allowed us to maintain a high level of customer service during our period of rapid growth. In May 2000, we engaged a new fulfillment service provider to take advantage of reduced charges and the more scaleable and flexible fulfillment platform of the new provider. Our new provider has over 400,000 square feet of warehouse space and a 400 seat call center in Martinsville, Virginia available to support our anticipated business growth.

     Orders from the CCS catalog and ccs.com Web site are handled through our own call center and warehouse facilities located in San Luis Obispo, California. The call center and warehouse are staffed with our own employees. These arrangements are substantially similar to those CCS had in place prior to Alloy's acquisition of CCS in July 2000. The CCS fulfillment unit has approximately 150,000 square feet of warehouse space and a 100 seat call center in San Luis Obispo.

     We believe that high levels of customer service and support are critical to the value of our services and to retaining and expanding our customer base. Our Alloy trained customer service representatives are available 24 hours a day, 7 days per week through multiple toll-free telephone numbers. Our CCS trained customer service representatives are available from 8:00 a.m. to 1:00 a.m. Eastern Standard Time, 7 days per week. The representatives are able to guide customers through the order process, monitor order progress and provide general information about our products such as sizing advice and product features.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

     The technology infrastructure of our operations provides continuous availability of our online services. All of the critical components of the system are redundant, which allows continuous service in case of unexpected component failure, maintenance and upgrades.

     Currently, we license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing online infrastructure solutions. Our contracts for the provision of services regarding maintenance and operation of our www.alloy.com Web site are between us and OneSoft Corporation, a third party provider located in Annandale, Virginia which was acquired by Etensity Acquisition Subsidiary, Inc. in January 2001. Etensity has assumed OneSoft's obligations under these contracts. Exodus Communications, Inc., a third party provider in Sterling, Virginia provides us with co-location and bandwidth (i.e., our Internet connection). We are currently defining our relationship with Exodus and preparing the appropriate contracts. Our infrastructure is scaleable allowing us to adjust quickly to our rapidly expanding user base.

     Our operations are dependent on our ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Our servers are powered by an uninterruptible power supply to provide back-up power at the operations facility within seconds of a power outage.

     Our systems are copied to backup tapes each night and regularly stored at an off-site storage facility. We have implemented these various redundancies and backup measures in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control.

SALES OF SECURITIES

     On April 14, 2000, Alloy consummated a financial and strategic arrangement with Liberty Digital, Inc., a subsidiary of Liberty Media Group, Inc., pursuant to which Alloy issued 2,922,694 shares of its common stock to a subsidiary of Liberty Digital in exchange for $10 million in cash and 837,740 shares of Liberty Digital common stock. In addition, in connection with the transaction, our directors appointed Lee Masters, Liberty Digital's President and CEO, to fill a newly created vacancy on our board of directors. As of March 1, 2001, Mr. Masters resigned from the board and the directors elected Mr. Edward Monnier, Director, Business Development & Strategy at Liberty Digital, to serve the remainder of Mr. Masters' term which expires in fiscal 2001 and to stand for re-election to the board.

COMPETITION

     The offline and online Generation Y market is rapidly evolving and intensely competitive. Our catalogs compete with other catalog retailers and direct marketers, some of which may specifically target our customers. Current and new competitors can launch new Web sites at relatively low cost. We currently or potentially compete with a variety of other companies serving segments of the Generation Y market including various mail-order retailers, various Web-based retailers, various Generation Y traditional retailers, either in their physical or online stores, and various online service providers that offer products of interest to our Generation Y consumers, including America Online and Microsoft Network.

     Many of our current and potential store-based, catalog and online competitors have longer operating histories, larger customer or user bases and significantly greater financial, marketing and other resources than we do. In addition, competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products. If we face increased competition, our business, operating results and financial condition may be materially and adversely affected.

     We compete for users and advertisers with many media companies, including companies that attempt, as we do, to target Generation Y consumers. These include the teen-focused magazines such as Seventeen, YM, Teen and Teen People; teen-focused television and cable channels such as the WB Network and MTV; Web sites primarily focused on the Generation Y demographic group; and online service providers with teen-specific channels, such as America Online.

     We believe that our principal competitive advantages are:

     o the prominent and trusted brands that Alloy has developed in the Generation Y market, and

     o our ability to deliver targeted Generation Y audiences to advertisers through cost-effective, cross-media advertising programs.

     Many of our current and potential competitors, however, may have greater financial or technical resources and we could face additional competitive pressures that would have a material and adverse effect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY

     We have registered the Alloy name, among other trademarks, with the U.S. Patent and Trademark Office. Applications for the registration of our other trademarks and service marks are currently pending. We also use trademarks, trade names, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others' intellectual property.

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

Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or prosecute us for violations of their laws. For example, a French court has recently ruled that a U.S. Web site must comply with French laws regarding content. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future.

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

     A number of government authorities both in the United States and abroad are increasing their focus on online privacy issues and the use of personal information. The U.S. Federal Trade Commission and attorneys general in several states have investigated the use by some Internet companies of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced, or if government authorities choose to investigate our privacy practices. The recently adopted European Union Directive on the Protection of Personal Data may affect our ability to make our Web sites available in Europe if we do not afford adequate privacy to European users. Similar legislation was recently passed in Canada and Australia and may have a similar effect. The Canadian law will be implemented in stages over the next few years, while the Australian Amendment (Privacy Sector) Act 2000 becomes effective in December 2001, with an additional 12 months extended to small businesses.

EMPLOYEES

     As of January 31, 2001, we had 585 full and part-time employees. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We consider relations with our employees to be good.

RECENT DEVELOPMENTS

     On February 16, 2001, Alloy received an investment of $10 million from St. Paul Venture Capital VI, LLC ("SPVC VI") in exchange for 1,052,632 shares of our Series A Preferred Stock, which are immediately convertible into 877,193 shares of our common stock. In addition, SPVC VI received a warrant to purchase 307,018 shares of our common stock at an exercise price of $12.83 per share.
The Series A Preferred Stock is redeemable after five years and pays an annual dividend of 3% payable in additional shares of Series A Preferred Stock.

     On February 21, 2001, Alloy completed the acquisition of Strength Magazine from Rapid Service Company ("Rapid Service"), an Ohio corporation, pursuant to which we issued 99,909 shares of unregistered common stock to Rapid Service. Strength Magazine, operating out of Cincinnati, Ohio, is a lifestyle magazine primarily for teenage boys focusing on skateboarding and music. It is available via subscription and newsstands.

     In March 2001, Alloy unwound its collared equity derivative position on 600,000 shares of common stock of Liberty Digital, Inc. ("LDIG") received in connection with Alloy's financing and strategic arrangement with LDIG and sold the underlying shares. We received a total of $15,101,760 in cash proceeds from these transactions. Our $15 million committed credit facility which was secured by the collared LDIG shares was reduced to $500,000 upon the consummation of these transactions.

     On April 12, 2001, Alloy completed the acquisition of all the capital stock of Landon Media Group, Inc. ("Landon"), a Massachusetts corporation with a principal place of business in Westford, Massachusetts, in exchange for 1,314,348 shares of unregistered common stock, $5 million in cash, four future quarterly cash payments of $700,000 each, and warrants to purchase additional shares of common stock pursuant to the terms and conditions of the warrants. Landon's primary asset as of the effective time of the acquisition was 100% of the issued and outstanding capital stock of Carnegie Communications, Inc., a Delaware corporation ("Carnegie"). Carnegie produces publications and Web sites that profile colleges and universities which are distributed to high school students, parents and guidance counselors.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Financial information about Alloy's segments is summarized in Note 14 to Consolidated Financial Statements presented in Item 8 of this Report on Form 10-K.

ITEM 2.  PROPERTIES.

     Our principal office is located at 151 West 26th Street, New York, New York 10001, where we lease approximately 20,000 square feet of space. We lease an additional 7,000 square feet in New York City which houses a photo studio.
In San Luis Obispo, California, Phase Three, Inc., which does business as CCS, leases a 150,000 square foot warehouse, along with approximately 20,000 square feet for the call center and corporate offices. Alloy leases approximately
3,000 square feet of office space in Marina Del Rey, California and approximately 2,000 square feet of office space in Chicago, Illinois for our local advertising sales offices. Triple Dot Communications, Inc. leases approximately 8,000 square feet of office space in Boston, Massachusetts.

ITEM 3.  LEGAL PROCEEDINGS.

     As of the date of the filing of this Form 10-K, we were not a party to any lawsuit or proceeding which is likely, in the opinion of management, to have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matters were submitted for a vote of our stockholders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our Common Stock began trading on The Nasdaq National Market on May 14, 1999 under the symbol "ALOY." The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock, as reported by The Nasdaq National Market since it commenced public trading.

                                                           COMMON STOCK
                                                          --------------
FISCAL YEAR ENDED JANUARY 31, 2000 and 2001                HIGH    LOW
--------------------------------------------------------  ------  ------

Second Quarter ended July 31, 1999 (from May 14, 1999)..  $23.19  $ 9.75
Third Quarter ended October 31, 1999....................  $16.50  $ 8.75
Fourth Quarter ended January 31, 2000...................  $22.12  $10.44
First Quarter ended April 30, 2000......................  $20.25  $ 7.88
Second Quarter ended July 31, 2000......................  $15.12  $10.00
Third Quarter ended October 31, 2000....................  $11.38  $ 5.75
Fourth Quarter ended January 31, 2001...................  $ 9.00  $ 6.50

STOCKHOLDERS

     As of April 23, 2001, there were approximately 150 stockholders of record, and according to our estimates, approximately 3,500 beneficial owners of our common stock.

DIVIDENDS

     We have not paid cash dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, to finance our future growth.

UNREGISTERED SALES OF SECURITIES

     On December 29, 2000, as partial consideration for our acquisition of all of the issued and outstanding capital stock of Triple Dot Communications, Inc. ("Triple Dot"), a Massachusetts corporation, we issued 274,117 shares of unregistered common stock to the former stockholders of Triple Dot. Of these shares, 41,118 have been placed in escrow as security for the indemnification obligations of the former stockholders of Triple Dot to Alloy under the definitive merger agreement between Alloy, Alloy Acquisition Sub, Inc., a Delaware corporation, Triple Dot, Gary Colen and Bryan Cadogan. The shares of unregistered common stock are subject to the restrictions set forth in separate Investment Representation and Lockup Agreements between Alloy and each of the former stockholders of Triple Dot. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 505 of Regulation D as the aggregate value of the transaction was less than $5,000,000.

     On January 5, 2001, as partial consideration for our acquisition of all of the membership interests of Y-Access LLC (Y-Access), a Massachusetts limited liability company, we issued 68,529 shares of unregistered common stock to the former securityholders of Y-Access. Of these shares, 10,279 have been placed in escrow as security for the indemnification of obligations of the former securityholders of Y-Access to Alloy under the definitive merger agreement between Alloy, Triple Dot Communications, Inc., a Delaware corporation, Y-Access, Gary Colen, Bryan Cadogan, Marta Loeb and Dwayne Pettigrew. The shares of unregistered common stock are subject to the restrictions set forth in the separate Investment Representation and Lockup Agreements between Alloy and each of the former securityholders of Y-Access. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 505 of Regulation D as the aggregate value of the transaction was less than $5,000,000.

ITEM 6.

SELECTED FINANCIAL DATA.

     The following selected financial data is derived from our consolidated financial statements and notes thereto. Selected financial data should be read in conjunction with Alloy's Financial Statements and the corresponding Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

                                                                                   Year Ended January 31,
                                                        --------------------------------------------------------------------------
                                                                1997           1998           1999            2000            2001
                                                        --------------------------------------------------------------------------
                                                                         (in thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA(2):
Net merchandise revenues................................  $       25     $    1,985     $   11,243     $    30,952     $    76,736
Sponsorship and other revenues..........................           -              -            125           2,912          14,452
                                                        --------------------------------------------------------------------------

Total revenues..........................................          25          1,985         11,368          33,864          91,188
Cost of goods sold......................................          17          1,050          5,486          13,765          37,757
                                                        --------------------------------------------------------------------------

Gross profit............................................           8            935          5,882          20,099          53,431
Operating expenses:
Selling and marketing...................................          98          2,152         10,324          30,520          60,814
General and administrative..............................          28            682          1,683           5,423          10,659
Goodwill amortization...................................           -              -              -             332           8,573
                                                        --------------------------------------------------------------------------

Total operating expenses................................         126          2,834         12,007          36,275          80,046
                                                        --------------------------------------------------------------------------

Loss from operations....................................        (118)        (1,899)        (6,125)        (16,176)        (26,615)
Interest income (expense), net..........................          --             34           (239)          1,542           1,119
Realized loss on marketable securities and investments..          --             --             --              --          (4,193)
Charge for early retirement of debt.....................          --             --             --            (235)             --

Net loss................................................  $     (118)    $   (1,865)    $   (6,364)    $   (14,869)   $    (29,689)
                                                        ==========================================================================

Basic and diluted net loss per common share before
extraordinary item (1)..................................  $    (0.03)    $    (0.33)        $(0.75)         $(1.15)         $(1.61)
Extraordinary charge for early retirement of debt (1)...  $     0.00     $     0.00         $ 0.00          $(0.02)         $ 0.00
Basic and diluted net loss per common share(1)..........  $    (0.03)    $    (0.33)        $(0.75)         $(1.17)         $(1.61)
                                                        ==========================================================================

Weighted average basic and diluted common shares
outstanding:............................................   4,060,800      5,617,577      8,479,727      12,718,318      18,460,042
                                                        ==========================================================================
                                                                                        January 31,
                                                        --------------------------------------------------------------------------
                                                                1997           1998           1999            2000            2001
                                                        --------------------------------------------------------------------------
                                                                                       (in thousands)
BALANCE SHEET DATA(2):
Cash and cash equivalents...............................  $       19     $    2,321     $    2,983     $    12,702     $     9,338
Working capital.........................................          38          2,451          5,266          30,179          25,400
Total assets............................................          47          3,166          7,407          57,668         106,908
Promissory notes, net...................................          --             --          3,945              --              --
Capital lease obligation, less current portion..........          --             --             40              --              --
Convertible redeemable preferred stock, net.............          --             --          4,836              --              --
Total stockholders' equity (deficit)....................          42          2,479         (3,046)         45,208          88,282

(1) See Note 11 to the Financial Statements for an explanation of the determination of the number of common shares used in computing the amount of basic and diluted net loss per common share and net loss applicable to common stockholders.
(2) See Note 3 to the Financial Statements for a description of the effect of our acquisitions on the comparability of our selected financial information for the fiscal years ended January 31, 2000 and January 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

     Alloy is a multi-channel media company and direct marketer providing community, content and commerce to Generation Y, the approximately 58 million boys and girls between the ages of 10 and 24. Alloy is a leading brand for this influential generation, which the Census Bureau estimates will grow 19.5% faster than the overall U.S. population and accounts for more than $250 billion of annual disposable income. Our convergent media model employs an array of integrated online and offline media and marketing assets to reach the Generation Y market. Our Web site, www.alloy.com, is a destination where Generation Y boys and girls can interact, share information, explore compelling and relevant content, and shop. Our action sports Web site, www.ccs.com, offers a complete line of action sports (skateboarding, snowboarding and surfing) inspired clothing, shoes and hard goods from leading industry brands. Each of these Web sites is complemented by a significant direct mail catalog.
We leverage our media assets and contact points with Generation Y boys and girls to drive sales of teen-focused apparel, accessories and action sports equipment, and sell comprehensive marketing and advertising services packages to companies seeking to reach the Generation Y audience.

     Our revenues consist of merchandise revenues and sponsorship and other revenues. We generate merchandise revenues through both our catalogs and our Web sites. We generate sponsorship and other revenues primarily through the sale of sponsorships, banner advertisements, co-marketing programs and other revenue sharing arrangements on our Web sites and in our catalogs. Revenues from sales of merchandise are recognized at the time products are shipped to customers. Revenues from sponsorships, advertising and other arrangements are recognized during the period in which the sponsorship or advertisement is displayed, provided that no significant performance obligations remain and the collection of the related receivable is probable.

     We were incorporated in January 1996, launched our www.alloy.com Web site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues have been generated through merchandise sales; however, we expect sponsorship and other revenues to increase in future periods as a result of our plans to increase visitors to our Web sites, expand the number and breadth of our contact points with the Generation Y demographic group and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our initial public offering and received approximately $50.1 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to our initial public offering. In April 2000, Alloy consummated a financial and strategic arrangement with Liberty Digital, Inc., a subsidiary of Liberty Media Group, Inc., pursuant to which Alloy issued 2,922,694 shares of its common stock to a subsidiary of Liberty Digital in exchange for $10 million in cash and 837,740 shares of Liberty Digital common stock.

     We incurred net losses of approximately $6.4 million for the fiscal year ended January 31, 1999, $14.9 million for the fiscal year ended January 31, 2000, and $29.7 million for the fiscal year ended January 31, 2001. At January 31, 2001 we had an accumulated deficit of $52.9 million. The net losses and accumulated deficit resulted primarily from the costs associated with developing our www.alloy.com Web site and name database of Generation Y boys and girls, attracting users to our www.alloy.com Web site, establishing the Alloy brand, and amortizing goodwill resulting from acquisitions. Because of our plans to continue to invest in marketing and promotion, to grow our name database through catalog circulation, to hire additional employees, to develop our Web sites and operating infrastructure, and to make strategic acquisitions, we expect to incur significant net losses for the foreseeable future. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustained in future periods.

     For purposes of the discussion below, the fiscal year ended January 31, 1999 is referred to as fiscal 1998; the fiscal year ended January 31, 2000 is referred to as fiscal 1999; and the fiscal year ended January 31, 2001 is referred to as fiscal 2000.

RESULTS OF OPERATIONS

     The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

                                                                             Year ended January 31,
                                                                   ------------------------------------------
                                                                       1999            2000             2001
                                                                   -----------     ------------    ----------
STATEMENTS OF OPERATIONS DATA..............................
Net merchandise revenues...................................            98.9%           91.4%            84.2%
Sponsorship and other revenues.............................             1.1             8.6             15.8

Total revenues.............................................           100.0           100.0            100.0
Cost of goods sold.........................................            48.3            40.6             41.4

Gross profit...............................................            51.7            59.4             58.6
Operating expenses:
 Selling and marketing.....................................            90.8            90.1             66.7
 General and administrative................................            14.8            16.0             11.7
 Amortization of goodwill..................................              --             1.0              9.4

Total operating expenses...................................           105.6           107.1             87.8

Loss from operations.......................................           (53.9)          (47.7)           (29.2)
Interest (expense) income, net.............................            (2.1)            4.5              1.2
Realized loss on marketable securities and investments.....              --              --             (4.6)
Charge for early retirement of debt........................              --            (0.7)              --

Net loss...................................................          (56.0)%         (43.9)%          (32.6)%


FISCAL YEARS ENDED JANUARY 31, 1999, JANUARY 31, 2000 AND JANUARY 31, 2001

    Revenues

     Merchandise Revenues. Net merchandise revenues increased from $11.2 million in fiscal 1998 to $31.0 million in fiscal 1999, a 175.3% increase, to $76.7 million in fiscal 2000, a 147.9% increase. The increase in merchandise revenues in fiscal 2000 was due primarily to the increased size of our name database to which we marketed our merchandise offerings, an expansion of marketing programs targeted to names outside of our database, our expanded merchandise offerings, and the inclusion of merchandise sales from our CCS catalog and ccs.com Web site from July 2000 when the CCS acquisition closed. Pursuant to the consensus reached by the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs", Alloy has reclassified in its consolidated statements of operations for the years ended January 31, 1999 and 2000 shipping and handling revenues resulting in an increase of net merchandise revenues of $1,158 and $2,698 for the years ended January 31, 1999 and 2000, respectively.

     Sponsorship and Other Revenues. Sponsorship and other revenues increased to $14.5 million in fiscal 2000 from $2.9 million in fiscal 1999, an increase of 396.3%, due primarily to the selling efforts by our in-house advertising sales force which operated for the full year in fiscal 2000 versus approximately six months in fiscal 1999. In addition, increased Web site traffic at www.alloy.com and increased Alloy catalog circulation provided more advertising inventory to sell in fiscal 2000 relative to fiscal 1999. In fiscal 1999, our in-house advertising sales group commenced development of commercial relationships to take advantage of the increased number of visitors to our Web site and our new online services. As a result, sponsorship and other revenues amounted to $2.9 million in fiscal 1999 as compared to $125,000 in fiscal 1998.

     Cost of Goods Sold

     Cost of goods sold consists of the cost of the merchandise sold by Alloy plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide and the publications we develop and produce. Our cost of goods sold increased from $5.5 million in fiscal 1998; to $13.8 million in fiscal 1999, a 150.9% increase; to $37.8 million in fiscal 2000, a 174.3% increase. The increase in cost of goods sold in fiscal 2000 as compared to fiscal 1999 and fiscal 1999 as compared to fiscal 1998 was due primarily to the increase in merchandise sales to Alloy's growing customer base.

     Alloy's gross profit as a percentage of total revenues increased from 51.7% in fiscal 1998 to 59.4% in fiscal 1999 due to the relative growth in our sponsorship and other revenues, our expanded merchandise offerings, and our increased purchasing power with our merchandise vendors. The decrease in our gross profit as a percentage of total revenues from 59.4% in fiscal 1999 to 58.6% in fiscal 2000 was due to the inclusion of lower margin CCS merchandise sales from July 2000 when our CCS acquisition closed, offset by an increased overall percentage of higher margin sponsorship and other revenues generated in fiscal 2000.

     Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of Alloy and CCS catalog production and mailing costs; our call center and fulfillment operations expenses; freight out to our merchandise customers; salaries of our sales and marketing personnel; marketing costs; and expenses related to the development, maintenance and marketing of our Web sites. These selling and marketing expenses increased 99.3% from $30.5 million in fiscal 1999 to $60.8 million in fiscal 2000, due to the increased costs incurred in marketing, selling and shipping to our expanded database; the hiring of additional sales and marketing personnel; and increased spending on Web site development and maintenance. These selling and marketing expenses increased 195.6% from $10.3 million in fiscal 1998 to $30.5 million in fiscal 1999, due to the increased costs of marketing and selling to our growing database; more extensive Web site promotion and development; the hiring of additional sales and marketing personnel; and increased spending on advertising in a variety of media to increase brand awareness, attract additional visitors to the alloy.com Web site and grow online merchandise sales. As a percentage of total revenues, our selling and marketing expenses decreased from 90.1% in fiscal 1999 to 66.7% in fiscal 2000 after declining from 90.8% in fiscal 1998 to 90.1% in fiscal 1999. The decrease from fiscal 1999 to fiscal 2000 resulted primarily from our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity and reduced general advertising and marketing activity. The decrease from fiscal 1998 to fiscal 1999 was due primarily to more targeted merchandise marketing to more productive names in our name database and fulfillment efficiencies associated with higher order volumes, offset by an expanded advertising and marketing campaign following our initial public offering in May 1999. Fulfillment expenses have risen from $2.7 million in fiscal 1998 to $6.7 million in fiscal 1999 to $12.1 million in fiscal 2000, but as a percentage of total revenues have fallen from 24.1% in fiscal 1998 to 19.7% in fiscal 1999 to 13.2% in fiscal 2000. Pursuant to the consensus reached in EITF Issue No. 00-10, Alloy has reclassified in its consolidated statements of operations for the years ended January 31, 1999 and 2000 shipping and handling revenues and the related shipping and handling costs that were previously netted, with the residual amount included in selling and marketing expenses. The impact of this reclassification resulted in an increase of selling and marketing expenses of $1,158 and $2,698 for the years ended January 31, 1999 and 2000, respectively.

    We expect selling and marketing expenses to continue to increase significantly in future periods. We believe that these increases will be principally related to expanded catalog circulation targeted to our growing name database and the costs associated with fulfilling and shipping an anticipated increased number of merchandise orders resulting therefrom. In addition, we expect to continue hiring additional sales and marketing personnel in an effort to drive increased advertising and sponsorship sales to companies that seek to reach our Generation Y community.

     General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 222.2% from $1.7 million in fiscal 1998 to $5.4 million in fiscal 1999 and 96.6% to $10.7 million in fiscal 2000. As a percentage of total revenues, our general and administrative expenses increased from 14.8% in fiscal 1998 to 16.0% in fiscal 1999 and decreased to 11.7% in fiscal 2000. The increase in general and administrative expenses from fiscal 1998 to fiscal 1999 and from fiscal 1999 to fiscal 2000 was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred as a result of becoming a public company after our initial public offering in May 1999, such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

     Amortization of Goodwill. Amortization of goodwill was approximately $8.6 million in fiscal 2000 as compared to $332,000 in fiscal 1999 and zero in fiscal 1998. These costs were recorded in connection with our acquisition of substantially all of the assets of Celebrity Sightings, LLC in December 1999; the merger of our acquisition subsidiary with and into 17th Street Acquisition Corp., the sole stockholder of 17th Street Productions, Inc. in January 2000; our acquisition of all the capital stock of Kubic Marketing, Inc. in July 2000; our acquisition of all the capital stock of Triple Dot Communications, Inc. in December 2000 and our acquisition of all of the membership interests of Y-Access LLC in January 2001. These acquisitions were all accounted for under the purchase method of accounting. We anticipate that the future amortization of goodwill in connection with these acquisitions will continue to be amortized on a straight-line basis over three-to-five years for each of these transactions and will amount to approximately $3.4 million per quarter until the end of fiscal 2002, declining thereafter until the related goodwill is fully amortized. As further discussed in RECENT ACCOUNTING PRONOUNCEMENTS below, the FASB has issued a proposed statement regarding business combinations and intangible assets, which is expected to be issued in June 2001. The proposal eliminates amortization of goodwill and requires an annual impairment review of goodwill based on fair value. Accordingly, future periods will be impacted by this statement, when effective, for the elimination of amortization and potential impairments of goodwill to be recognized.

     Loss from Operations

     As described above, we continue to invest heavily to build the Alloy and CCS brands, grow and market to our customer database, enhance and attract visitors to our Web sites, increase the number of our employees to support a growing operation, and make strategic acquisitions. For the foregoing reasons, our loss from operations increased from $6.1 million in fiscal 1998 to $16.2 million in fiscal 1999, an increase of 164.1%, and to $26.6 million in fiscal 2000, an increase of 64.5%.

     Interest (Expense) Income, Net

     Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. In fiscal 1998, we incurred net interest expense of $239,000 due to the interest expense resulting from our issuance of promissory notes in May 1998, which exceeded our interest earned on cash balances held. In fiscal 1999 and fiscal 2000, we generated net interest income of $1.5 million and $1.1 million, respectively, due to the investment of proceeds raised in our initial public offering and through our issuance of common stock to LDIG.

     Realized Loss on Marketable Securities and Investments and Charge for Early Retirement of Debt

     In fiscal 2000, we sold 209,435 shares of LDIG common stock resulting in a loss on sale of approximately $3.2 million. We also wrote off a minority investment in a private company in fiscal 2000 resulting in a loss on investment of $1.0 million. As a result of the early retirement of our outstanding promissory notes upon the closing of the our initial public offering in May 1999, we incurred a one-time extraordinary charge of $235,000.

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly statements of operations data for each of the eight quarters ended January 31, 2001. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our results of operations for those periods. The quarterly data should be read in conjunction with the Financial Statements and the related Notes appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                               Fiscal Quarter Ended (Unaudited)
                             -------------------------------------------------------------------------------------------------------
                               Apr. 30,    Jul. 31,      Oct. 31,      Jan. 31,    Apr. 30,      Jul. 31,     Oct. 31,    Jan. 31,
                                1999        1999          1999          2000          2000          2000       2000        2001
                             -------------------------------------------------------------------------------------------------------
                                                         (in thousands, except share and per share data)
Net merchandise revenues     $    2,737   $    4,032   $    9,242   $    14,942   $    6,141   $    9,739   $   24,271  $    36,583
Sponsorship and other
revenues                            163          219          524         2,005        2,209        2,571        3,788        5,885
                             -------------------------------------------------------------------------------------------------------

Total revenues                    2,900        4,251        9,766        16,947        8,350       12,310       28,059       42,468
Cost of goods sold                1,249        1,899        4,125         6,492        3,001        4,462       12,351       17,942
Gross profit                      1,651        2,352        5,641        10,455        5,349        7,848       15,708       24,526
Operating expenses:
Selling and marketing             2,956        4,756        9,737        13,073        9,187       10,961       19,292       21,035
General and
administrative                      919        1,146        1,399         1,958        2,089        2,966        2,997        2,946
Amortization of goodwill             --           --           --           332          811        1,204        3,250        3,307
                             -------------------------------------------------------------------------------------------------------
 Total operating
 expenses                         3,875        5,902       11,136        15,363       11,276       15,131       25,539       27,288
                             -------------------------------------------------------------------------------------------------------
Loss from operations             (2,224)      (3,550)      (5,495)       (4,908)      (6,738)      (7,283)      (9,831)      (2,762)
Interest (expense)
income, net                         (78)         472          600           549          433          386          150          149
Realized loss on marketable
securities and investments           --           --           --            --           --           --           --       (4,193)
                             -------------------------------------------------------------------------------------------------------
Loss before extraordinary
item                             (2,302)      (3,078)      (4,895)       (4,359)      (6,305)      (6,897)      (9,681)      (6,806)
Extraordinary charge
for early retirement of debt         --         (235)          --            --           --           --           --           --

Net loss                      $  (2,302)  $   (3,313)  $   (4,895)  $    (4,359)  $   (6,305)  $   (6,897)  $   (9,681)  $   (6,806)

Basic and diluted net loss
per common share before
extraordinary item            $   (0.27)  $    (0.23)  $    (0.34)  $     (0.30)  $    (0.42)  $    (0.38)  $    (0.48)  $    (0.33)
Extraordinary charge for
early retirement of debt      $    0.00   $    (0.02)  $     0.00   $      0.00   $     0.00   $     0.00   $     0.00   $     0.00
Basic and diluted net loss
per common share              $   (0.27)  $    (0.25)  $    (0.34)  $     (0.30)  $    (0.42)  $    (0.38)  $    (0.48)  $    (0.33)

Weighted average basic and
diluted common shares
outstanding:                  8,711,878   13,411,623   14,231,774   14,387,298    15,160,546   17,958,137   20,270,050   20,386,684
                              =====================================================================================================

                                                    Percentage of Total Revenues
                              ------------------------------------------------------------------------
Net merchandise revenues         94.4%     94.8%    94.6%     88.2%    73.6%    79.1%   86.5%    86.1%
Sponsorship and other
revenues                          5.6       5.2      5.4      11.8     26.4     20.9    13.5     13.9
                              -------------------------------------------------------------------------
Total revenues                  100.0     100.0    100.0     100.0    100.0    100.0   100.0    100.0
Cost of goods sold               43.1      44.7     42.2      38.3     35.9     36.2    44.0     42.2
                              -------------------------------------------------------------------------
Gross profit                     56.9      55.3     57.8      61.7     64.1     63.8    56.0     57.8
Operating expenses:
 Selling and marketing          101.9     111.8     99.8      77.1    110.1     89.1    68.7     49.6
 General and
 administrative                  31.7      27.0     14.3      11.6     25.0     24.1    10.7      6.9
 Amortization of goodwill          --        --       --       2.0      9.7      9.8    11.6      7.8
                              -------------------------------------------------------------------------
Total operating
expenses                        133.6     138.8    114.1      90.7    144.8    123.0    91.0     64.3
                              -------------------------------------------------------------------------

Loss from operations            (76.7)    (83.5)   (56.3)    (29.0)   (80.7)   (59.2)  (35.0)    (6.5)
Interest (expense) income,
net                               (2.7)    11.1      6.1       3.2      5.2      3.1     0.5      0.4
Recognized loss on marketable
securities and investments          --       --       --        --       --       --      --     (9.9)

Loss before extraordinary
item                             (79.4)   (72.4)   (50.2)    (25.8)   (75.5)   (56.1)  (34.5)   (16.0)
Extraordinary charge
for early retirement of debt        --     (5.5)      --        --       --       --      --       --

Net loss                         (79.4)%  (77.9)%  (50.2)%   (25.8)%  (75.5)%  (56.1)% (34.5)%  (16.0)%
                              =========================================================================

          Our revenues have been increasing on a quarter-over-quarter basis as a result of the growth of our name database to which we market our merchandise offerings; our expanding marketing program to names outside of our name database; our broadening merchandise assortment; the increasing sales of sponsorships and advertising on our Web sites and in our catalogs to companies seeking to market to our Generation Y audience; and strategic acquisitions we have made, particularly the CCS acquisition in July 2000. The significant increase in sponsorship and other revenues recognized during the fourth quarter of fiscal 1999 and throughout fiscal 2000 reflects the success of our in-house advertising sales team in attracting advertisers to our Web sites and catalogs. We began building our in-house advertising sales force in the second quarter of fiscal 1999. Since that time, the level of sponsorship and other revenues has significantly increased, and in relation to the seasonality of our business, such activities peak during the fourth quarter of our fiscal year. Our gross profit as a percentage of total revenues has ranged between approximately 55% and 64% with the higher percentages occurring in quarters that have a relatively higher percentage of sponsorship and other revenues. Given the seasonality of our business, the percentage of our sponsorship and other revenues to our total quarterly revenues tends to peak in the first and second quarters of each fiscal year. The level of our selling and marketing expenses is generally correlated with our catalog circulation and merchandise selling cycle which peaks in the third and fourth quarters of each fiscal year and troughs in the first and second quarters. General and administrative expenses have been rising as a result of increasing personnel, increasing operating costs of our growing business and costs related to our being a public company. As a percentage of revenues, our selling and marketing and general and administrative expenses tend to decline in our fiscal third and fourth quarters due to seasonally higher order volumes and order values relative to catalogs circulated, and the leverage that we have on our fixed expense base when our revenues seasonally peak.

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

SEASONALITY

          Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our Web sites and catalogs have been higher in our third and fourth fiscal quarters which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. We believe that advertising and sponsorship sales will follow a similar pattern with higher revenues in the third and fourth quarters as marketers more aggressively attempt to reach our Generation Y audience during these major spending seasons.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. In May 1999, we raised approximately $50.1 million in net proceeds upon the closing of our initial public offering. In April 2000, we raised $9.2 million in net cash proceeds and acquired 837,740 shares of LDIG common stock in connection with our sale of 2,922,694 shares of Alloy common stock to a subsidiary of LDIG. At January 31, 2001, we had approximately
$9.3 million of cash and cash equivalents and a further $16.1 million of marketable securities. Our principal commitments at January 31, 2001 consisted of accounts payable, accrued expenses and obligations under operating and capital leases.

     Net cash used in operating activities was $5.3 million in fiscal 1998, $12.1 million in fiscal 1999 and $17.6 million in fiscal 2000. The principal use of cash for all periods was to fund our losses from operations.

     Net cash provided by investing activities was $5.3 million in fiscal 2000 due to the net effect of sales and maturities of marketable securities, offset by the application of $12.9 million of the proceeds to the purchase of Kubic Marketing, Inc., $3.0 million of capital expenditures and $1.0 million of minority investments. Cash used in investing activities of $27.0 million in fiscal 1999 consisted of $20.9 million for the purchase of marketable securities with a portion of the proceeds from our initial public offering; $1.9 million for capital expenditures for computers, office furniture and equipment;
$3.9 million as partial consideration for two business acquisitions; and $250,000 for the acquisition of intangible assets consisting of a customer mailing list and a Web site domain name.

     Net cash provided by financing activities was $5.9 million in fiscal 1998, $48.8 million in fiscal 1999, and $8.9 million in fiscal 2000. In fiscal 2000, we received $9.2 million in net cash proceeds in connection with our sale of 2,922,694 shares of Alloy common stock to a subsidiary of LDIG. In fiscal 1999, we received $50.1 million in net proceeds from our initial public offering, as well as the second $2.5 million cash installment from the sale of our Series A Convertible Preferred Stock to Brand Equity Ventures I, LP. After the closing of our initial public offering on May 19, 1999, we repaid $3.8 million of principal on outstanding promissory notes. In addition, upon the consummation of our initial public offering, all outstanding shares of Series A Convertible Redeemable Preferred Stock were converted into 1,678,286 shares of common stock. In fiscal 1998, we received $3.7 million in net proceeds from the issuance of promissory notes and $2.3 million from the issuance of common stock. The net cash raised in fiscal 1998, 1999 and 2000 was partially offset by payments of our capitalized lease obligations.

     We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we build our brand and customer database and that our operating expenses will be a material use of our cash resources. We believe that in light of our liquidity position as of January 31, 2001 consisting of $25.4 million of cash and marketable securities, together with the $10.0 million in cash we raised through our issuance of Series A Preferred Stock to SPVC VI, our existing working capital and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, other than potential acquisitions, for at least the next 24 months, although we will consider attractive opportunities to raise additional capital should these opportunities arise. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 and its related amendments in SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the fiscal year beginning February 1, 2001. In July 2000, we purchased put options and sold call options (referred to as collars) on a total of 600,000 shares of Liberty Digital, Inc. ("LDIG") common stock, representing a portion of LDIG common stock already owned by us as available-for-sale marketable securities. The options allow us to sell LDIG common stock at various prices and have been designated as a hedge against potential declines in the fair value of LDIG common stock. The options expire on various dates beginning January 2003 through July 2003. These options have been designated as fair value hedges pursuant to SFAS No. 133. Upon adoption of SFAS No. 133, since we have already reflected the fair value of the options outstanding in the financial statements, the impact will be to reflect the fair value of the options as a cumulative effect of a change in accounting principle of $9,297 as an increase to earnings in the consolidated statement of operations and a corresponding adjustment to remove this amount from accumulated other comprehensive income. The collars were settled and the underlying LDIG stock was sold in March 2001 and, accordingly, as of the end of the first quarter of fiscal 2001, there will be no continuing impact of accounting for these derivative instruments. The net impact of the adoption of SFAS 133 on February 1, 2001 and the settlement of the collars and related sale of marketable securities in March 2001 will result in a gain of approximately $1.1 million in the first quarter of fiscal 2001.

     We have no other derivative instruments or contracts with embedded derivative features that currently must be considered with respect to SFAS Nos. 133 and 138.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue.
We adopted the provisions of this pronouncement in the third quarter of fiscal 2000, and have presented our consolidated statements of operations in accordance with this issue. Furthermore, we reclassified our consolidated statements of operations for the years ended January 31, 1999 and 2000 to conform with this consensus as we previously netted shipping and handling revenues with the related costs and included the residual amount as selling and marketing expenses. The impact of this reclassification resulted in an increase of net merchandise revenues of $1,158 and $2,698 for the years ended January 31, 1999 and 2000, respectively, offset by an equivalent increase in selling and marketing expenses for these periods. Furthermore, EITF Issue No. 00-10 requires that if shipping costs or handling costs are significant and are not included in cost of sales, these costs and the line items which include them on the consolidated statements of operations should be disclosed. We include these costs in selling and marketing expenses in our consolidated statements of operations. These costs were $1,160, $3,939 and $7,699 for the years ended January 31, 1999, 2000 and 2001, respectively.

     The EITF is also discussing Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This issue deals with the accounting for contractual arrangements in which multiple revenue-generating activities will be performed. The EITF is considering how to determine the units of accounting in an arrangement and how to account for the components as well as the direct costs incurred in connection with an arrangement. The key consideration is the determination of objective measures of fair value. While this issue was not applicable to historical transactions of Alloy, future results may be impacted by applicable arrangements that are within the scope of this issue. No final consensus has been reached with respect to these matters.

     In February 2001, the FASB issued a Proposed Statement of Financial Accounting Standards entitled, "Business Combinations and Intangible Assets -- Accounting for Goodwill". It is expected that the final adopted statement will be issued in June 2001. Under this proposal, all amortization of goodwill will cease, as of the effective date, and goodwill will be accounted for under a new impairment-only approach. The impairment review will be based on measures of fair value and will require charges against earnings in periods when impairments exist. Accordingly, the proposed statement, when issued, will require Alloy to discontinue amortization of goodwill and perform periodic impairment reviews, in accordance with the proposed statement. Future results of Alloy could be affected by the provisions of this proposed statement when issued and effective.

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

     WE HAVE A HISTORY OF LOSSES, AND WE MAY NEVER BE PROFITABLE. Since our inception in January 1996, we have incurred significant net losses, resulting primarily from costs related to developing our Alloy Web site and database of Generation Y names, attracting users to our Alloy Web site, establishing the Alloy brand, hiring employees, making strategic acquisitions and becoming a public company. As of January 31, 2001, we had an accumulated deficit of approximately $52.9 million. Because of our plans to continue to invest heavily in marketing and promotion, including for our CCS Web site and brand, to hire additional employees, to enhance our Web sites and operating infrastructure and make additional strategic acquisitions, we may incur significant net losses for the foreseeable future. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability.

     OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS. Our revenues for the foreseeable future will remain primarily dependent on sales of merchandise appearing in our catalogs and on our Web sites, and secondarily on sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our Web sites, the extent of our merchandise sales or the amount of sponsorship and advertising revenues.

     We expect our operating results to fluctuate significantly from quarter to quarter. We have already experienced the effects of seasonality on our merchandise sales, which are generally lower in the first and second quarters of each year. We believe that sponsorship and advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year, while our sponsorship and advertising sales have tended to be lower in our fiscal first and second quarters. If similar seasonal and cyclical patterns emerge in Internet sponsorship and advertising spending, these revenues may vary significantly based on these patterns.

     Other factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

     o our ability to attract new and repeat visitors to our Web sites and convert them into customers;

     o  price competition;

     o  the level of merchandise returns we experience;

     o unanticipated cost increases or delays in shipping, transaction processing and catalog production;

     o unanticipated delays or cost increases with respect to product introductions;

     o the reduction in consumer spending associated with a general slowdown of the U.S. economy;

     o  the costs, timing and impact of our sales and marketing initiatives;

     o  the costs of integrating businesses we acquire into our company; and

     o the shifting views of consumers on Internet-based commerce and Internet-related companies.

     Because of these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price may decline substantially.

     OUR BUSINESS WILL SUFFER IF WE FAIL TO KEEP CURRENT WITH GENERATION Y FASHION AND LIFESTYLE TRENDS. Our continued success will depend largely on our ability to keep current with the changing fashion tastes and interests of our Generation Y customers. If we fail to anticipate, identify or respond to changes in styles, trends or brand preferences of our customers, we are likely to experience reduced revenues from merchandise sales. Moreover, the Alloy or CCS brands, and our other Generation Y brands, could be eroded by misjudgments in merchandise selection or a failure to keep our community and content current with the evolving preferences of our audience. These events would likely reduce the number of visitors to our Web sites and limit opportunities for sponsorship and advertising sales. As a consequence of these potential developments, our business would suffer.

     OUR BUSINESS MAY NOT GROW IN THE FUTURE. Since our inception, we have rapidly expanded our operations, growing from total revenues of $2.0 million in fiscal 1997 to total revenues of $91.2 million in fiscal 2000. Our continued future growth will depend to a significant degree on our ability to increase revenues from our existing businesses, maintain existing sponsorship and advertising relationships and develop new sponsorship and advertising relationships, expand our product and content offerings to consumers, while maintaining adequate gross margins, and implement other programs that increase the circulation of our print catalogs and generate traffic to our Web sites. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control, including (i) our ability to select products that appeal to our customer base and effectively market them to our target audience, (ii) our ability to make additional strategic acquisitions, (iii) increasing use of the Internet for shopping by consumers, (iv) the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services, and (v) our ability to attract, train and retain qualified employees and management. There is no assurance that we will be able to successfully implement our growth strategy.

     OUR PLANS FOR INTERNATIONAL EXPANSION POSE ADDITIONAL RISKS. An aspect of our growth strategy is to expand our business internationally, through our catalogs as well as the Internet. We have limited experience in selling our products and services internationally. Such expansion will place additional burdens upon our management, personnel and financial resources and may cause us to incur losses. We will also face different and additional competition in these international markets. In addition, international expansion has certain unique risks, such as regulatory requirements, legal uncertainty regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability and potentially adverse tax implications. To the extent we expand our business internationally, we will also become subject to risks associated with international monetary exchange fluctuations. Any one of these risks could impair our ability to expand internationally as well as have a material adverse impact upon our overall business operations, growth and financial condition.

     OUR PLANNED ONLINE AND TRADITIONAL MARKETING CAMPAIGNS MAY NOT ATTRACT SUFFICIENT ADDITIONAL VISITORS TO OUR WEB SITES OR MAY DETRACT FROM OUR IMAGE. We plan to continue to pursue aggressive marketing campaigns online and in traditional media to promote the Alloy and CCS brands and our other teen brands and to attract an increasing number of visitors to our Web sites. We believe that maintaining and strengthening the Alloy and CCS brands, as well as our other teen brands, will be critical to the success of our business. This investment in increased marketing carries with it significant risks, including the following:

     o Our advertisements may not properly convey the Alloy or CCS brand images, or the images of our other teen brands, or may even detract from our images. Unlike advertising on our Web sites which gives us immediate feedback and allows us promptly to adjust our messages, advertising in print and broadcast media is less flexible. These advertisements typically take longer and cost more to produce and consequently have longer run times. If we fail to convey the optimal message in these advertising campaigns, the impact may be more lasting and more costly to correct than on our Web sites.

     o Even if we succeed in creating the right messages for our promotional campaigns, these advertisements may fail to attract new visitors to our Web sites at levels commensurate with their costs. We may fail to choose the optimal mix of television, radio, print and other media to deliver our message cost-effectively. Moreover, if these efforts are unsuccessful, we will face difficult and costly choices in deciding whether and how to redirect our marketing dollars cost-effectively.

     WE RELY HEAVILY ON THIRD PARTIES FOR ESSENTIAL BUSINESS OPERATIONS, AND DISRUPTIONS OR FAILURES IN SERVICE MAY ADVERSELY AFFECT OUR ABILITY TO DELIVER GOODS AND SERVICES TO OUR CUSTOMERS.

     General. We depend on third parties for important aspects of our business, including:

     o  Internet access;
     o  development of software for new Web site features;
     o  content; and
     o  telecommunications.

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

     Reliance on Etensity, Inc. We rely heavily on Etensity, Inc. to maintain and operate our www.alloy.com Web site in facilities in Sterling, Virginia. This system's continuing and uninterrupted performance is critical to our success. Growth in the number of users accessing our Web site may strain its capacity, and we rely upon Etensity to upgrade our system's capacity in the face of this growth. Our contracts for Web site hosting were between us and OneSoft Corporation, which was acquired by Etensity Acquisition Subsidiary, Inc. in January 2001. Etensity assumed all of OneSoft's obligations under these contracts and Etensity is currently servicing us through its Managed and Professional Services Divisions. Service provision from Etensity is untested and there is no assurance that such service will be satisfactory. If Etensity does not perform as we expect results of our business operations and financial condition will be materially and adversely affected.

     Reliance on Exodus Communications, Inc. We rely heavily on Exodus Communications, Inc. ("Exodus") to provide us with co-location and bandwidth services, (i.e., our connection to the Internet). We are currently negotiating contracts with Exodus and there is no assurance that any such contracts will be on terms favorable to us. Sustained or repeated system failures or interruptions of our Web site connection services would reduce the attractiveness of our Web site to customers and advertisers and could therefore have a material adverse effect on our business.

     CCS Web site. Our CCS Web site is divided into two parts: content and e-commerce. We rely heavily on Etensity, Inc. to maintain and operate the content portion of our www.ccs.com Web site in facilities in Sterling, Virginia. Our contracts for Web site hosting were between us and OneSoft Corporation which was acquired by Etensity Acquisition Subsidiary, Inc. in January 2001. Etensity assumed all of OneSoft obligations under these contracts and is currently servicing us through its Managed and Professional Services Divisions. Exodus Communications, Inc. provides us with the co-location and bandwidth services relating to the content component of the www.ccs.com Web site. We are currently negotiating contracts with Exodus and there is no assurance that any such contract will be on terms favorable to us. The e-commerce component of our www.ccs.com Web site is internally managed with all equipment, web servers, data servers, software applications, routers and firewalls physically located in San Luis Obispo, California. Our internal staff provides the managed care services for this component.

     Reliance on Fulfillment Services Providers. We switched our fulfillment services provider in May, 2000. We rely heavily on our third party fulfillment services provider for the performance of order processing, order fulfillment, customer service and shipping for merchandise sold via the alloy.com Web site and the Alloy catalog. Disruptions or delays in these services could discourage customers from ordering from us in the future and could therefore have a material and adverse effect on our business.

     OUR MANAGEMENT IS NEW AND MAY HAVE DIFFICULTY MANAGING OUR EXPECTED GROWTH. In order to execute our business plan, we must continue to grow significantly. This growth will strain our personnel, management systems and resources. To manage our growth, we must implement operational and financial systems and controls, and recruit, train and manage new employees. Some key members of our management have only recently been hired. These individuals have had little experience working with our management team. We cannot be certain that we will be able to integrate new executives and other employees into our organization effectively. If we do not manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected.

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

     INTENSE COMPETITION FROM INTERNET- AND CATALOG-BASED BUSINESSES MAY DECREASE OUR MARKET SHARE, REVENUES AND GROSS MARGINS AND CAUSE OUR STOCK PRICE TO DECLINE. We face intense competition in electronic commerce, catalog sales and online services. Our Web sites and Alloy and CCS catalogs compete for Generation Y customers with traditional department store retailers, catalog retailers, direct marketers, specialty apparel and accessory retailers and discount retailers. This competition is likely to increase because it is not difficult to enter the online commerce market, and current and new competitors can launch Web sites at relatively low cost. Competition could result in price reductions for our products and services, reduced margins or loss of market share. Consolidation within the online commerce industry may also increase competition.

     The market for Internet users and community services is highly competitive and rapidly evolving. Competition for users and advertisers is intense and is expected to increase significantly. There are no substantial barriers to entry in these markets. Such competition could result in fewer visitors to our Web sites and reduced sponsorship and advertising revenues.

     Many of our existing competitors, as well as potential new competitors, have longer operating histories, greater brand recognition, larger customer user bases and significantly greater financial, technical and marketing resources than we do. If we fail to compete effectively, our business will be materially and adversely affected and our stock price will decline.

     WE MAY FAIL TO MANAGE SUCCESSFULLY AND USE OUR DATABASES OF WEB SITE USERS AND CUSTOMERS. An important component of our business model involves the use of our lists of catalog requesters and Web site registrants to target more effectively direct marketing messages. We depend upon personal information we collect from our Web site users for data we need to create direct mailing and e-mailing lists, tailor our Web site offerings to the tastes of our Generation Y users and attract marketers to our Web sites. We must continuously expand and update our lists to identify new, prospective Generation Y customers. Names derived from purchased or rented lists may generate lower response rates and, therefore, a lower return on our investment in these lists. We must also continually develop and refine our techniques for segmenting these lists to maximize their usefulness to us and our marketing partners. If we fail to capitalize on these important business assets, our business model will be less successful. In addition, laws or regulations that could impair our ability to collect or utilize user names and other information on our Web sites may adversely affect our business. For example, a recently enacted federal law limits our ability to collect personal information from Web site visitors who may be under age 13. Any violation of this law could result in fines to Alloy.

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

     WE MAY FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES TO INCREASE NUMBERS OF WEB SITE USERS AND INCREASE OUR REVENUES. We intend to establish numerous strategic alliances with other popular Web sites to increase the number of visitors to our Web sites. There is intense competition for placements on these sites, and we may not be able to enter into these relationships on commercially reasonable terms or at all. Even if we enter into strategic alliances with other Web sites, they themselves may not attract significant numbers of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships. Our inability to enter into new distribution relationships or strategic alliances and expand our existing ones could have a material and adverse effect on our business.

     WE MAY NOT BE ABLE TO ADAPT AS INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS CONTINUE TO EVOLVE. To be successful, we must adapt to rapidly changing Internet technologies and continually enhance the features and services provided on our Web sites. We could incur substantial, unanticipated costs if we need to modify our Web sites, software and infrastructure to incorporate new technologies demanded by our audience. We may use new technologies ineffectively or we may fail to adapt our Web sites, transaction-processing systems and network infrastructure to user requirements or emerging industry standards. If we fail to keep pace with the technological demands of our Web-savvy audience for new services, products and enhancements, our users may not use our Web sites and instead use those of our competitors.

     WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR TRADEMARKS, WEB ADDRESSES AND INTELLECTUAL PROPERTY RIGHTS. Our Alloy and CCS brand names and our Web addresses, www.alloy.com and www.ccs.com, are critical to our success. We have registered the "Alloy" and "CCS" names, along with other trademarks with the U.S. Patent and Trademark Office. Applications for the registration of other trademarks and service marks are currently pending. We cannot guarantee that any of these trademark applications will be granted. In addition, we may not be able to prevent third parties from acquiring Web addresses that are confusingly similar to our addresses, which could harm our business.

     WE MAY EXPERIENCE FLUCTUATIONS IN POSTAGE AND PAPER EXPENSES. Catalog production and distribution expenses represented approximately 42% of our total revenues in the fiscal year ended January 31, 1999, approximately 34% of our total revenues in the fiscal year ended January 31, 2000, and approximately 23% of our total revenues in the fiscal year ended January 31, 2001. A substantial portion of these expenses are attributable to paper and postage costs. Material increases in paper or catalog delivery costs could have a material and adverse effect on our business. In January 2001, the United States Postal Service implemented rate increases of approximately 9% for mailing of our catalogs.

     WE MAY BE UNABLE TO IDENTIFY AND SUCCESSFULLY INTEGRATE POTENTIAL ACQUISITIONS AND INVESTMENTS. We have acquired eight businesses and we may acquire or make investments in other complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. We could have difficulty in assimilating personnel and operations of the businesses we have acquired and may have similar problems in future acquisitions. In addition, the key personnel of the acquired companies may decide not to work for us. If we acquire products, services or technologies, we could have difficulty in assimilating them into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

     WE ARE VULNERABLE TO NEW TAX OBLIGATIONS THAT COULD BE IMPOSED ON ONLINE COMMERCE TRANSACTIONS. We do not expect to collect sales or other similar taxes in respect of shipments of goods into most states. However, various states or foreign countries may seek to impose sales tax obligations on us and other online commerce and direct marketing companies. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of online commerce and cause purchasing through our Web site to be less attractive to customers as compared to traditional retail purchasing. Existing legislation limits until October 2001 the ability of the states to impose taxes on Internet-based transactions. Several bills recently have been introduced in the United States Congress that would extend such tax moratorium for an additional five years. Other similar bills recently have been introduced to make the moratorium permanent. Similar bills were introduced in the last Congress but failed to become law. Failure to renew this moratorium could result in the imposition by various states of taxes on online commerce. Further, states have attempted to impose sales taxes on catalog sales from businesses such as ours. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material and adverse effect on our business.

RISKS RELATED TO THE INTERNET INDUSTRY

     WE ARE DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE. Our industry is new and rapidly evolving. Our business would be adversely affected if Internet usage and online commerce does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

     o  inadequate Internet infrastructure;

     o  inconsistent quality of service; or

     o  unavailability of cost-effective, high-speed service.

     If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. In addition, Web sites, including ours, have experienced a variety of interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Web usage, including usage of our Web sites, could grow slowly or decline.

     OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE ONLINE COMMERCE MARKET, AND ON THE INCREASED ONLINE PURCHASING BY GENERATION Y, BOTH OF WHICH ARE UNCERTAIN. Our future revenues and profits substantially depend upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. Demand for recently introduced services and products over the Internet and online services is subject to a high level of uncertainty. The development of the Internet and online services as a viable commercial marketplace is subject to a number of factors, including the following:

    o online commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

    o insufficient availability of telecommunications services or changes in telecommunications services could result in slower response times; and

    o the inability of our target demographic group to have regular access to a credit card could cause a slower growth in online commerce for us than for companies targeting consumers in general.

     ADOPTION OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN. The growth of Internet sponsorships and advertising requires validation of the Internet as an effective advertising medium. This validation has yet to occur fully. In order for us to generate sponsorship and advertising revenues, marketers must direct a significant portion of their budgets to the Internet and, specifically, to our Web sites. To date, sales of Internet sponsorships and advertising represent only a small percentage of total advertising sales. Also, technological developments could slow the growth of sponsorships and advertising on the Internet. For example, widespread use of filter software programs that limit access to advertising on our Web site from the Internet user's browser could reduce advertising on the Internet. Our business, financial condition and operating results would be adversely affected if the market for Internet advertising fails to develop or develops slower than expected.

     BREACHES OF SECURITY ON THE INTERNET MAY SLOW THE GROWTH OF ONLINE COMMERCE AND WEB ADVERTISING AND SUBJECT US TO LIABILITY. The need to securely transmit confidential information (such as credit card and other personal information) over the Internet has been a significant barrier to online commerce and communications over the Web. Any well-publicized compromise of security could deter more people from using the Web or from using it to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Furthermore, decreased traffic and online sales as a result of general security concerns could cause advertisers to reduce their amount of online spending. To the extent that our activities or the activities of third party contractors involve the storage and transmission of information, such as credit card numbers, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. We may need to spend a great deal of money and use other resources to protect against the threat of security breaches or to alleviate problems caused by security breaches.

     WE COULD FACE LIABILITY FOR INFORMATION DISPLAYED ON AND COMMUNICATIONS THROUGH OUR WEB SITES AND IN OUR PRINT PUBLICATIONS. We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web sites and in our print publications. These types of claims have been brought, sometimes successfully, against Internet companies as well as print publications in the past. Based on links we provide to other Web sites, we could also be subjected to claims based upon online content we do not control that is accessible from our Web sites. Claims may also be based on statements made and actions taken as a result of participation in our chat rooms or as a result of materials posted by members on bulletin boards at our Web sites. We also offer e-mail services, which may subject us to potential risks, such as:

     o  liabilities or claims resulting from unsolicited e-mail;

     o  lost or misdirected messages;

     o  illegal or fraudulent use of e-mail; or

     o  interruptions or delays in e-mail service.

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


SAFE HARBOR PROVISION

     Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. These statements include statements regarding our ability to increase revenues, generate multiple revenue streams, increase visitors to our Web sites and build customer loyalty; our ability to develop our sales and marketing teams; our ability to expand and capitalize on our sales and marketing efforts; our ability to capitalize on our promotions, sponsorship, advertising and other revenue opportunities; our ability to build the Alloy and CCS brand names and develop our online community in a way that appeals to both boys and girls; our ability to develop commercial relationships with advertisers and other Web sites; our Web sites' appeal to marketers and users; our ability to meet anticipated cash needs for working capital and capital expenditures for the next 24 months; our ability to enhance our infrastructure technology, transaction-processing and automation capabilities of our Web sites; our ability to increase the efficiency of our supply chain and fulfillment system; our ability to expand into international markets; our ability to expand and utilize our name database; our ability to identify desirable products and to continue to limit our risks of excess inventory; our continued ability to provide high levels of customer service and support, our ability to manage our vendors to maintain our profit margins; our ability to identify and integrate potential acquisitions and investments; and our continued ability to contact and successfully market to the increasing Generation Y audience.

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

     As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We are not under any duty to update any of the forward-looking statements in this report to conform these statements to actual results, unless required by law. For further information, refer to the more specific risks and uncertainties discussed above and throughout this report.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of the end of Fiscal 2000, Alloy was exposed to market risk as a result of our holding of 628,305 shares of LDIG common stock. Market risk with respect to this holding refers to the risk of loss arising from adverse changes in LDIG's stock price. In order to illustrate the effect of changes in LDIG's stock price, we provide the following sensitivity analysis. Had the stock price of LDIG been 10% lower at January 31, 2001, the value of our LDIG holding would have been lower by approximately $620,000.

     In July 2000, we entered into a series of three "cashless collars" with a financial services institution with respect to 600,000 LDIG shares owned by us. Each of the cashless collars covers 200,000 shares of LDIG and has stated terms of approximately 30 months, 33 months and 36 months, respectively. In effect, we purchased put options that give us the right to require the counterparty to buy 600,000 LDIG shares from us in 30 to 36 months at an average price of approximately $27.88 per share. We simultaneously sold call options giving the counterparty the right to buy 600,000 LDIG shares from Alloy in 30 to 36 months at an average price of approximately $51.70 per share. Since the purchase price of the put options was equal to the proceeds from the sale of the call options, the collar transactions were at no cost to us. In March 2001, Alloy unwound its collared equity derivative position on 600,000 shares of common stock of LDIG received in connection with Alloy's financing and strategic arrangement with LDIG and sold the underlying shares, leaving Alloy with no remaining holding of LDIG common stock.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    ALLOY ONLINE, INC. FINANCIAL STATEMENTS
                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................  27

FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of January 31, 2000 and 2001................  28

Consolidated Statements of Operations and Comprehensive Loss for the Years
Ended January 31, 1999, 2000 and 2001......................................  29

Consolidated Statements of Changes in Stockholders' (Deficit) Equity and Accumulated Other Comprehensive (Loss) Income for the Years Ended
January 31, 1999, 2000 and 2001............................................  30

Consolidated Statements of Cash Flows for the Years Ended January 31, 1999,
2000 and 2001..............................................................  31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................  32

SCHEDULE II -- Valuation and Qualifying Accounts...........................  49

     ALLOY ONLINE, INC. SELECTED QUARTERLY UNAUDITED RESULTS OF OPERATIONS

See disclosure contained under Item 7, appearing at page 16 of this Annual Report on Form 10-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Alloy Online, Inc.:

We have audited the accompanying consolidated balance sheets of Alloy Online, Inc. (a Delaware corporation) and subsidiaries as of January 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, statements of changes in stockholders' equity and accumulated other comprehensive (loss) income and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alloy Online, Inc. and subsidiaries as of January 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/ ARTHUR ANDERSEN LLP


New York, New York
March 9, 2001 (except with respect to
the matters discussed in Note 15, as
to which the date is April 12, 2001)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                                                                              January 31,
                                                                                                     ----------------------------
                                            ASSETS                                                     2000                2001
                                            ------                                                   --------            --------
CURRENT ASSETS:
 Cash and cash equivalents                                                                           $ 12,702            $  9,338
 Marketable securities                                                                                 20,971              16,064
 Accounts receivable                                                                                    2,693               3,416
 Inventories                                                                                            3,981              13,200
 Prepaid catalog costs                                                                                  1,011               1,330
 Other current assets                                                                                   1,281                 575
                                                                                                     --------            --------
          Total current assets                                                                         42,639              43,923

 PROPERTY AND EQUIPMENT, net                                                                            2,187               5,841
 GOODWILL, net                                                                                         12,349              55,963
 OTHER ASSETS                                                                                             493               1,181
                                                                                                     --------            --------
          Total assets                                                                               $ 57,668            $106,908
                                                                                                     ========            ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                                                    $  7,297            $  9,860
 Accrued expenses and other current liabilities                                                         5,163               8,663
                                                                                                     --------            --------
          Total current liabilities                                                                    12,460              18,523

LONG-TERM LIABILITIES                                                                                       -                 103

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
 Preferred stock; $.01 par value; 5,000,000 shares authorized; no shares issued or
  outstanding                                                                                               -                   -
 Common stock; $.01 par value; 50,000,000 shares authorized; 14,686,437 and 21,245,958
  shares issued and outstanding, respectively                                                             147                 212
 Additional paid-in capital                                                                            68,948             140,864
 Accumulated deficit                                                                                  (23,216)            (52,905)
 Deferred compensation                                                                                   (593)               (728)
 Accumulated other comprehensive (loss) income                                                            (78)                839
                                                                                                     --------            --------
          Total stockholders' equity                                                                   45,208              88,282
                                                                                                     --------            --------
          Total liabilities and stockholders' equity                                                 $ 57,668            $106,908
                                                                                                     ========            ========

The accompanying Notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

                                                                              For the Years Ended January 31,
                                                                              -------------------------------
                                                                              1999          2000          2001
                                                                              ----          ----          ----
REVENUES:
 Net merchandise revenues                                                 $   11,243   $    30,952   $    76,736
 Sponsorship and other revenues                                                  125         2,912        14,452
                                                                          ----------   -----------   -----------

          Total revenues                                                      11,368        33,864        91,188

Cost of goods sold                                                             5,486        13,765        37,757
                                                                          ----------   -----------   -----------

          Gross profit                                                         5,882        20,099        53,431
                                                                          ----------   -----------   -----------

OPERATING EXPENSES:
 Selling and marketing                                                        10,324        30,520        60,814
 General and administrative                                                    1,683         5,423        10,659
 Goodwill amortization                                                             -           332         8,573
                                                                          ----------   -----------   -----------

          Total operating expenses                                            12,007        36,275        80,046
                                                                          ----------   -----------   -----------

Loss from operations                                                          (6,125)      (16,176)      (26,615)

OTHER INCOME (EXPENSE):
 Interest income                                                                 125         1,695         1,138
 Interest expense                                                               (364)         (153)          (19)
 Realized loss on marketable securities and investments                            -             -        (4,193)
                                                                          ----------   -----------   -----------

Net loss before extraordinary item                                            (6,364)      (14,634)      (29,689)

Charge for early retirement of debt (Note 13)                                      -          (235)            -
                                                                          ----------   -----------   -----------

Net loss                                                                      (6,364)      (14,869)      (29,689)

Net unrealized (loss) gain on available-for-sale marketable securities             -           (78)          917
                                                                          ----------   -----------   -----------

Comprehensive loss                                                        $   (6,364)  $   (14,947)  $   (28,772)
                                                                          ==========   ===========   ===========
NET LOSS PER COMMON SHARE (Note 11):
 Basic and Diluted:
  Net loss per common share before extraordinary item                     $    (0.75)  $     (1.15)  $     (1.61)
  Extraordinary loss on early retirement of debt                                   -         (0.02)            -
                                                                          ----------   -----------   -----------
  Net loss per common share                                               $    (0.75)  $     (1.17)  $     (1.61)
                                                                          ==========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Basic and diluted                                                         8,479,727    12,718,318    18,460,042
                                                                          ==========   ===========   ===========

The accompanying Notes are an integral part of these consolidated statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY AND
                 ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
            (Amounts in thousands, except share and per share data)



                                                                                                          Accumulated
                                            Common Stock                                                      Other
                                        -------------------     Additional     Accumulated   Deferred     Comprehensive
                                        Shares       Amount   Paid-In Capital    Deficit   Compensation   (Loss) Income      Total
                                        ----------  -------   ---------------  ----------- ------------   -------------    -------
BALANCE, January 31, 1998                7,768,167   $  78     $   4,384       $  (1,983)       $    -          $    -    $  2,479
 Issuance of shares in connection
  with anti-dilution protection
  included in private placement            711,560       7            (7)              -             -               -           -
 Issuance of warrants to purchase
  common stock                                   -       -           213               -             -               -         213
 Issuance of stock options to
  consultants and employees                      -       -           858               -          (230)              -         628
 Amortization of deferred
  compensation                                   -       -             -               -             5               -           5
 Accretion of preferred stock
  issuance costs                                 -       -            (7)              -             -               -          (7)
 Net loss                                        -       -             -          (6,364)            -               -      (6,364)
                                        ----------   -----     ---------       ---------        ------          ------    --------

BALANCE, January 31, 1999                8,479,727      85         5,441          (8,347)         (225)              -      (3,045)
 Proceeds from issuance of
  common stock in connection with
  an initial public offering, net
  of issuance costs                      3,700,000      37        50,112               -             -               -      50,149
 Issuance of common stock in
  connection with acquisitions
  (Note 3)                                 415,794       4         7,679               -             -               -       7,683
 Conversion of Series A Convertible
  Redeemable Preferred Stock             1,678,286      17         4,829               -             -               -       4,846
 Issuance of stock options to
  employees and consultants                      -       -           857               -          (857)              -           -
 Amortization of deferred compensation           -       -             -               -           189               -         489
 Issuance of common stock pursuant
  to the exercise of options and
  warrants and the employee stock
  purchase plan                            412,630       4            43               -             -               -          47
 Accretion of preferred stock
  issuance costs                                 -       -           (13)              -             -               -         (13)
 Net loss                                        -       -             -         (14,869)            -               -     (14,859)
 Unrealized loss on available-for-
  sale marketable securities                     -       -             -               -             -             (78)        (78)
                                        ----------   -----     ---------       ---------        ------          ------    --------
BALANCE, January 31, 2000               14,686,437     147        68,948         (23,216)         (593)            (78)     45,208
 Issuance of common stock in
  connection with acquisitions
  and exchange transaction
  (Notes 3 and 4)                        6,533,321      65        71,299               -             -               -      71,364
 Issuance of stock options to
  consultants                                    -       -           577               -          (577)              -           -
 Amortization of deferred
  compensation                                   -       -             -               -           442               -         442
 Issuance of common stock pursuant
  to the exercise of options and
  warrants and the employee stock
  purchase plan                             26,200       -            40               -             -               -          40
 Net loss                                        -       -             -         (29,689)            -               -     (29,689)
 Net unrealized gain on available-
  for-sale marketable securities                 -       -             -               -             -             917         917
                                        ----------   -----     ---------       ---------        ------          ------    --------
BALANCE, January 31, 2001               21,245,958   $ 212     $ 140,864       $ (52,905)       $ (728)         $  839    $ 88,282
                                        ==========   =====     =========       =========        ======          ======    ========

The accompanying Notes are an integral part of these consolidated statements.

ALLOY ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

                                                                                           For the Years Ended January 31,
                                                                                         ----------------------------------
                                                                                            1999        2000         2001
                                                                                         ----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $   (6,364)  $ (14,869)  $ (29,689)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                 107         632       9,861
  Realized loss on marketable securities and investments                                          -           -       4,193
  Loss on early retirement of debt                                                                -         235           -
  Compensation charge for issuance of options and common stock                                  441         489         442
  Accrued interest on promissory notes                                                          278           -           -
  Changes in operating assets and liabilities,
     net of businesses acquired:
   Accounts receivable                                                                         (146)     (1,853)       (393)
   Inventories                                                                                 (298)     (3,165)     (2,872)
   Prepaid catalog costs                                                                       (202)       (585)       (160)
   Other assets                                                                                (151)     (1,276)        369
   Accounts payable and accrued expenses                                                      1,064       8,306         668
                                                                                         ----------   ---------   ---------
       Net cash used in operating activities                                                 (5,271)    (12,086)    (17,581)
                                                                                         ----------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                                                                -     (20,908)    (25,261)
 Proceeds from sale of marketable securities                                                      -           -      47,421
 Acquisitions of businesses, net of cash acquired                                                 -      (3,949)    (12,884)
 Purchase of minority investment                                                                  -           -      (1,000)
 Purchase of mailing lists and domain name                                                       (4)       (250)          -
 Capital expenditures                                                                           (10)     (1,901)     (2,969)
                                                                                         ----------   ---------   ---------
       Net cash (used in) provided by investing activities                                      (14)    (27,008)      5,307
                                                                                         ----------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common stock                                                           -      50,149       9,218
 Net proceeds from issuance of promissory notes                                               3,657           -           -
 Net proceeds from issuance of preferred stock                                                2,329       2,497           -
 Proceeds from exercise of options and warrants to purchase common stock                          -          47          11
 Payments of principal on promissory notes                                                        -      (3,810)          -
 Payments of capitalized lease obligation                                                       (38)        (70)       (319)
                                                                                         ----------   ---------   ---------
       Net cash provided by financing activities                                              5,948      48,813       8,910
                                                                                         ----------   ---------   ---------

Net increase (decrease) in cash and cash equivalents                                            663       9,719      (3,364)

CASH AND CASH EQUIVALENTS, beginning of year                                                  2,321       2,983      12,702
                                                                                         ----------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year                                                   $    2,984   $  12,702   $   9,338
                                                                                         ==========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                                               $        -   $     402   $      16
                                                                                         ==========   =========   =========
  Income taxes                                                                           $        -   $       2   $       -
                                                                                         ==========   =========   =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock in connection with acquisitions (Note 3)                       $        -   $   7,683   $  42,600
                                                                                         ==========   =========   =========
 Issuance of common stock in connection with exchange transaction (Note 4)               $        -   $       -   $  19,530
                                                                                         ==========   =========   =========
 Marketable securities received in connection with exchange transaction (Note 4)         $        -   $       -   $  19,530
                                                                                         ==========   =========   =========
 Conversion of preferred stock into common stock                                         $        -   $   4,846   $       -
                                                                                         ==========   =========   =========

The accompanying Notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)

1.  BUSINESS
    --------

Alloy Online, Inc. ("Alloy" or the "Company") was incorporated in Delaware in January 1996, and launched its Internet web site (www.alloy.com) in August 1996. Alloy is a multi-channel media company and direct marketer providing community, content and commerce to the Generation Y marketplace (boys and girls between the ages of 10 and 24). Alloy's convergent media model employs an array of integrated online and offline media and marketing assets to reach the Generation Y market. Alloy's web site, www.alloy.com, is a destination where Generation Y boys and girls can interact, share information, explore relevant content, and shop. The Company's action sports web site, www.ccs.com, offers a complete line of action sports (skateboarding, snowboarding and surfing) inspired clothing, shoes and hard goods from leading industry brands. Each of Alloy's web sites is complemented by a significant direct mail catalog. Alloy has also acquired a developer of books targeted at Generation Y boys and girls, two companies that provide Generation Y marketing services and market research, and an action sports magazine. The Company leverages its media assets and contact points with Generation Y boys and girls to drive sales of teen-focused apparel, accessories and action sports equipment, and sell comprehensive marketing and advertising services packages to companies seeking to reach the Generation Y audience.

Alloy's revenues consist primarily of merchandise sales from its catalogs and Web sites, as well as sponsorship revenues generated from third party advertising on its Web sites and in its print catalogs. Alloy currently has two operating segments: direct marketing and content. The direct marketing segment is comprised of the Company's catalog and web site operations, including its sponsorship activities, which are an integral part of the Company's direct marketing strategy. The content segment is currently comprised primarily of the Company's book development and publishing activities, as well as various media extensions and sales of book content. To date, revenues of the content segment have not been significant. All reportable segment data pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise" has been provided in Note 14.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

Fiscal Year
-----------

Alloy's fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31, following the particular year (i.e., "fiscal 2000" refers to the fiscal year ending, January 31, 2001).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Alloy and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition
-------------------

Merchandise revenues are recognized at the time the products are shipped to customers net of an allowance for sales returns, which is determined in accordance with Alloy's return policy and based on historical experience and forecasted trends. Alloy is subject to seasonal fluctuations in its merchandise sales and results of operations. Alloy expects its net sales and operating results generally to be lower in the first half of each fiscal year, as compared to the second half of each fiscal year.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. The Company adopted the provisions of this pronouncement in the third quarter of fiscal 2000, and has presented its consolidated statements of operations in accordance with this issue. Furthermore, the Company has reclassified its consolidated statements of operations for the years ended January 31, 1999 and 2000 to conform with this consensus as the Company previously netted shipping and handling revenues with the related costs and included the residual amount as selling and marketing expenses. The impact of this reclassification resulted in an increase of net merchandise revenues of $1,158 and $2,698 for the years ended January 31, 1999 and 2000, respectively, offset by an equivalent increase in selling and marketing expenses for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


these periods. Furthermore, EITF Issue No. 00-10 requires that if shipping costs or handling costs are significant and are not included in cost of sales, these costs and the line items which include them on the consolidated statements of operations should be disclosed. Alloy includes these costs in selling and marketing expenses in its consolidated statements of operations. These costs were $1,160, $3,939 and $7,699 for the years ended January 31, 1999, 2000 and 2001, respectively.

Sponsorship revenues consist primarily of advertising provided for third parties in the Company's online properties. The Company also provides printed advertisements in its catalogs. Revenue under these arrangements is recognized as the contracted advertising is delivered pursuant to the terms of each arrangement, and when any other obligations of the Company are performed, provided that collectibility is deemed probable, as determined by the Company. Delivery of advertising is completed either in the form of the display of an "impression" for advertising on the Company's Web sites, or over the economic life of a print catalog (see "Catalog Costs") for printed advertisements. Associated advertising costs are recognized as incurred, and any direct-response advertising costs are recorded over the economic life of each catalog offering, in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs".

Other revenues consist of book development/publishing revenue and other service contracts related to certain of the businesses acquired since 1999. The revenues and related expenses earned and incurred in connection with publishing activities are recognized upon publication of such property. Any amounts received prior to publication are treated as advances, and classified as a current liability. Costs paid prior to publication are deferred and classified as other current assets in the consolidated balance sheets. Contract revenues are recognized upon the delivery of the services and when no significant Company performance obligation remains.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, Alloy considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Alloy maintains cash balances in excess of federally insured amounts with commercial banks.

Marketable Securities
----------------------

The Company accounts for investments in marketable securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, marketable securities are classified as available-for-sale and are reported at fair value, with changes in fair value recognized as a component of stockholders' equity within accumulated other comprehensive (loss) income. Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


Credit Risk
-----------

Alloy performs credit card authorizations and check verifications of its customers prior to shipment of merchandise. Credit risk is limited due to the collection of payments in advance or at time of shipment and Alloy's large number of diversified customers. Alloy performs periodic credit evaluations of its other accounts receivable (sponsorship, book development and other contracts). Credit losses have historically been consistent with management's expectations. The consolidated allowance for doubtful accounts was $172 and $1,456 at January 31, 2000 and 2001, respectively.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and obligations under capital leases approximate fair value due to the short maturities of these instruments. Marketable securities, including derivative financial instruments, are carried at their fair values in the accompanying consolidated balance sheets. Alloy calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. Alloy uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Alloy uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

Inventories
-----------

Inventories, which consist of finished goods, are stated at the approximate of lower of cost (first-in, first-out) or market value.

Catalog Costs
-------------

Catalog costs consists of catalog production and mailing costs. Catalog costs are capitalized and charged to expense over the expected future revenue stream, which is principally three to four months from the date the catalogs are mailed. Deferred catalog costs as of January 31, 2000 and 2001 were approximately $1,011 and $1,331, respectively. Catalog costs expensed for the years ended January 31, 1999, 2000 and 2001 were approximately $4,836, $11,560 and $20,700, respectively, and are included within selling and marketing expenses in the accompanying consolidated statements of operations.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

  Computer equipment under capitalized leases     Life of the lease
  Leasehold improvements                          Life of the lease
  Computer software and equipment                 3 to 5 years
  Machinery and equipment                         5 to 7 years
  Office furniture and fixtures                   5 to 10 years

Goodwill
--------

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (Note 3). Total goodwill of $12,349 and $55,963 as of January 31, 2000 and 2001, respectively, is stated net of accumulated amortization of $332 and $8,904 as of January 31, 2000 and 2001, respectively. Goodwill is being amortized on a straight-line basis over lives ranging from three to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


Intangible Assets
-----------------

Alloy's intangible assets are included within the Other Assets section of the balance sheet. Alloy's purchased intangible assets consist of its domain name and mailing lists, which are being amortized on a straight-line basis over periods of three to five years.

Long-Lived Assets
-----------------

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," Alloy periodically reviews long-lived assets and identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset as measured by the future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment adjustments were recorded during the three years ended January 31, 2001.

Stock Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to account for stock-based compensation in accordance with the provisions of SFAS No. 123 or the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. Alloy has elected to account for its stock-based compensation to employees in accordance with the provisions of APB 25 and has provided the disclosures required under SFAS No. 123 in Note 9. Stock-based compensation to non-employees is accounted for pursuant to SFAS No. 123.

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

Net Loss Per Share
------------------

Basic and diluted net loss per share are computed and presented in accordance with SFAS No. 128, "Earnings per Share". Basic net loss per share was determined by dividing net loss by the weighted-average number of common shares outstanding during each period. Contingently issuable shares are excluded from the calculation of basic net loss per share until the contingency related to the shares is resolved. Diluted net loss per share of the Company excludes the impact of certain potentially dilutive securities because inclusion of these instruments would be anti-dilutive, as a result of the net loss incurred. A reconciliation of the net loss available for common stockholders and the number of shares used in computing basic and diluted net loss per share is provided in
Note 11.

Derivative Instruments and Hedging Activities
---------------------------------------------

In July 2000, Alloy purchased put options and sold call options (referred to as collars) on a total of 600,000 shares of Liberty Digital, Inc. ("LDIG") common stock, representing a portion of LDIG common stock already owned by Alloy as available-for-sale marketable securities. The options allow Alloy to sell LDIG common stock at various prices and have been designated as a hedge against potential declines in the fair value of LDIG common stock. The options expire on various dates beginning January 2003 through July 2003. The net fair values of the options were $9,297 on January 31, 2001 and they have been classified as available-for-sale marketable securities with a corresponding unrealized gain included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


Alloy is required to adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendments in SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as of February 1, 2001. These pronouncements require companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity's balance sheet. Changes in fair value of derivative instruments are generally reflected in earnings, with the exception of certain hedging transactions, for which the change in fair value may be accounted for as a component of other comprehensive income, provided that certain criteria are met as specified in these pronouncements.

The options referred to above have been designated as fair value hedges pursuant to SFAS No. 133. Upon adoption of SFAS No. 133, Alloy will be required to continue to reflect the fair value of the options outstanding on the balance sheet and will adjust changes in fair value of the options through the statement of operations. The impact of the adoption of SFAS No. 133 on February 1, 2001 will be to reflect the fair value of the options as a cumulative effect of a change in accounting principle of $9,297 as an increase to earnings in the consolidated statement of operations and a corresponding adjustment to remove this amount from accumulated other comprehensive income. Reference is made to
Note 15 for discussion of related transactions subsequent to January 31, 2001.

There are no other derivative instruments or contracts with embedded derivative features as of January 31, 2001 that must be considered with respect to the adoption of SFAS No. 133 on February 1, 2001.

3.  ACQUISITIONS
    ------------

The Company completed two acquisitions during fiscal 1999 and four acquisitions during fiscal 2000, all of which have been accounted for under the purchase method of accounting. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The description of the Company's business acquisitions is as follows:

Fiscal 1999
-----------

Celebrity Sightings
-------------------

In December 1999, Alloy acquired substantially all of the assets and assumed certain liabilities of Celebrity Sightings, LLC, a business based in Marina del Rey, California that operated a teen entertainment-based Web site destination that combines the elements of an online entertainment magazine with an online community of popular teen stars. Alloy has integrated the Web site into the entertainment channel of the www.alloy.com Web site. The total purchase consideration was $5,355, including 200,616 of Alloy's common stock, which had a value of $3,837 (or $19.125 per share) at the time of the acquisition. In accordance with the terms of the acquisition agreement, 20,061 shares were placed in escrow and subsequently released in December 2000, in accordance with the provisions of the related agreements. The excess of the purchase price over the fair values of the net assets acquired was approximately $5,309 and has been recorded as goodwill and is being amortized on a straight-line basis over a term of three years.

17th Street Productions
------------------------

In January 2000, Alloy purchased all of the outstanding shares of 17th Street Acquisition Corp. ("17th Street"), a New York based developer and producer of media properties for teens, for $4,372, including expenses of the acquisition. Alloy exchanged 215,178 shares of its common stock, which had a value of $3,846 (or $17.875 per share) at the time of the acquisition, as part of the purchase consideration. In accordance with the acquisition agreements, 64,522 shares were placed in escrow and subsequently released in February 2001 pursuant to the terms of release provided in the related agreements. Alloy also made payments of $2,107 to the former sole stockholder of a subsidiary of 17th Street, which was acquired by 17th Street in October 1999. Alloy recorded $7,371 of goodwill in connection with this purchase, which amount represented the excess of the purchase price over the fair values of the net assets acquired. The goodwill for this purchase is being amortized on a straight-line basis over a term of five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


Fiscal 2000
-----------

Kubic Marketing (CCS)
---------------------

In July 2000, Alloy acquired all of the outstanding capital stock of Kubic Marketing, Inc. ("Kubic"), a Delaware corporation with a principal place of business in San Luis Obispo, California, through a tax-free merger. Kubic is the holding company for its wholly-owned subsidiary, Phase Three, Inc. (which does business as CCS), which is a mail order catalog and Internet marketer of skateboards, snowboards and related apparel, equipment and accessories in the United States. In connection with the acquisition, Alloy issued to the former stockholder of Kubic (i) 3,267,981 shares of Alloy's common stock, $.01 par value per share, having a value of $40,000 (or $12.24 per share) on the date of the acquisition, of which 544,962 shares were placed in escrow subject to the terms of the related acquisition agreements, and (ii) a warrant to purchase shares of Alloy's restricted common stock, $.01 par value per share, in an aggregate amount, if any, as determined pursuant to the provisions of the warrant. The warrant is exercisable only during the period beginning 12 months and ending 15 months following the closing of the acquisition. The warrant has an exercise price equal to the par value of the underlying shares. The number of shares, if any, that may be purchased pursuant to the warrant will be determined by the monthly average price of Alloy's common stock for each of the 12 months following the closing of the acquisition. To the extent that the sum of the Monthly Balances at the anniversary date, as defined and calculated pursuant to the warrant agreement, exceeds $21,000, the warrant will be deemed to have expired unexercised and have no further force or effect. The value of the warrant, if any, will be determined upon resolution of the contingent conditions cited in the warrant agreement and could result in a change to the purchase price allocation and future amortization of goodwill. In addition, in connection with obtaining the consent to the acquisition by certain of the lenders to Kubic and its stockholder's other subsidiaries, Alloy paid $10,000 in cash from its existing cash reserves to such lenders to retire certain debt obligations of Kubic. Alloy recorded approximately $48,785 of goodwill representing the net excess of purchase consideration over the fair value of the net assets acquired, based upon a preliminary purchase price allocation. The resulting goodwill is being amortized over a period of five years.

Other Acquisitions
------------------

In December 2000, the Company acquired the outstanding stock of Triple Dot Communications, Inc. ("Triple Dot"), a Massachusetts corporation, having a place of business in Boston, Massachusetts. Triple Dot is a marketing services company that provides advice and marketing programs for companies trying to reach teenagers. In addition, in January 2001, the Company acquired an affiliate of Triple Dot, Y-Access LLC ("Y-Access"), a Massachusetts limited liability company, having a place of business in Boston, Massachusetts. Y-Access is a market research company that specializes in the Generation Y market. Pursuant to the related acquisition agreements, the aggregate consideration paid was $2,600, which consisted of 342,646 shares of Alloy's common stock, $.01 par value (or $7.59 per share), of which a total of 51,398 shares were placed in escrow in accordance with the terms of the related agreements. The excess of the purchase price over the fair values of the net assets acquired was approximately $3,403 and has been recorded as goodwill and is being amortized on a straight-line basis over a term of five years.

In addition, the Company, through its 17th Street subsidiary acquired the assets and assumed certain liabilities of Girl Press LLC ("Girl Press"), a California limited liability company having a place of business in Santa Monica, California for cash consideration of $112. The amount paid approximated the fair value of the assets acquired at the date of acquisition. Girl Press is a developer of books and other entertainment content for teenage girls.

The allocations of purchase price for the fiscal 2000 acquisitions were based on preliminary estimates of fair value. Accordingly, the amount of goodwill may be adjusted to reflect the final allocation of purchase price, pursuant to Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


The following unaudited proforma information presents a summary of Alloy's consolidated results of operations as if each of the above acquisitions had taken place on February 1, 1999:

                                                  Fiscal Year Ended January 31,
                                                  -----------------------------
                                                     2000              2001
                                                  ----------         ----------

    Revenues                                       $ 75,379           $113,009
    Net loss before extraordinary items             (26,307)           (34,465)
    Net loss                                        (26,542)           (34,465)

    Basic and diluted net loss per share before
     extraordinary items                           $  (1.64)          $  (1.73)
    Basic and diluted net loss per share           $  (1.66)          $  (1.73)

These unaudited proforma results have been prepared for comparative purposes only and include adjustments for additional amortization expense as a result of goodwill and estimated reductions in interest income as a result of cash consideration used for the acquisitions. They do not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred on February 1, 1999, or of future results of operations of the consolidated entities.

4.  EXCHANGE TRANSACTION
    --------------------

On April 14, 2000, the Company entered into a financial and strategic arrangement with Liberty Digital, Inc. ("LDIG"), a subsidiary of Liberty Media Group, Inc., pursuant to which the Company issued 2,922,694 shares of its common stock to a subsidiary of LDIG in exchange for $10,000 in cash and 837,740 shares of LDIG common stock having a fair value of $19,530. The Company's common shares exchanged represented 19.9% of the then issued and outstanding common stock immediately prior to the transaction. Subsequent to the transaction, LDIG had a 16.6% ownership interest in Alloy's issued and outstanding common stock. Both parties have agreed to limit the future disposition of the common stock exchanged for a period of one year from the effective dates of the registration statements. More specifically, both the Company and LDIG are prohibited from selling more than 25% of the shares issued to each during any consecutive 90-day period within one year of the effective date of the respective registration statements.

5.  MARKETABLE SECURITIES
    ---------------------

Alloy did not own any marketable securities at January 31, 1999. Fair values of corporate debt securities and equity securities are based upon quoted market prices. The following is a summary of current available-for-sale marketable securities at January 31, 2000 and 2001, respectively:

                                                            January 31, 2000

                                                            Gross        Gross
                                                          Unrealized   Unrealized
                                             Amortized     Holding      Holding     Estimated Fair
                                               Cost         Gains        Losses         Value
    Corporate debt securities                 $20,908      $      -     $   (78)        $20,830
    Equity securities                             141             -           -             141
                                              -------      --------     -------         -------
    Total available-for-sale securities       $21,049      $      -     $   (78)        $20,971
                                              =======      ========     =======         =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


                                                             January 31, 2001

                                                            Gross        Gross
                                                          Unrealized   Unrealized
                                             Amortized     Holding      Holding     Estimated Fair
                                               Cost         Gains        Losses         Value
    Corporate debt securities                  $   530       $    -      $     -        $   530
    Equity securities                           14,695        9,297       (8,458)        15,534
                                               -------       ------      -------        -------
    Total available-for-sale securities        $15,225       $9,297      $(8,458)       $16,064
                                               =======       ======      =======        =======

In the year ended January 31, 2001, the Company realized a loss of $3,193 on sales of marketable securities. The Company had no sales of marketable securities for the year ended January 31, 2000. As of January 31, 2000 and 2001, all of the debt securities held by the Company had contractual maturities of less than one year.

6.  PROPERTY AND EQUIPMENT
    ----------------------

At January 31, 2000 and 2001, property and equipment, net consists of the following:

                                               2000           2001
                                             ---------     ---------

    Equipment under capitalized leases        $   169       $   621
    Computer equipment                          2,031         5,289
    Machinery and equipment                       228           698
    Office furniture and fixtures                 200           617
    Leasehold improvements                        797           977
                                              -------       -------
                                                3,425         8,202

    Less: accumulated depreciation             (1,238)       (2,361)
                                              -------       -------
                                              $ 2,187       $ 5,841
                                              =======       =======

Depreciation and amortization expense related to property and equipment was $21, $192 and $1,223 for the years ended January 31, 1999, 2000 and 2001, respectively.

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ----------------------------------------------

As of January 31, 2000 and 2001, accrued expenses and other current liabilities consist of the following:

                                               2000         2001
                                              -------      ------

    Compensation and benefits                 $  398       $1,320
    Deferred revenues                          2,055        1,560
    Other                                      2,710        5,783
                                              ------       ------
                                              $5,163       $8,663
                                              ======       ======

8.  CREDIT AGREEMENT
    ----------------

In October 2000, The Company entered into a credit agreement (the "Credit Agreement") with Royal Bank of Canada, Grand Cayman (North America No.1), (the "Lender"). The Credit Agreement lasts for a duration of three years from inception (expires on October 19, 2003) and calls for the Lender to make available to the Company revolving credit loans and letters of credit in the aggregate principal amount not to exceed $15,055, the proceeds of which may be used to finance the working capital requirements of the Company and its subsidiaries in the ordinary course of business and for other general corporate purposes. This facility was originally collateralized by marketable securities and related derivative put options. As further discussed in Note 15, as a result of the settlement of the put options and sale of the underlying securities, the facility limit was reduced from $15,055 to $500.

There were no amounts outstanding at January 31, 2001 under the Credit
Agreement.

ALLOY ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


9.  STOCK-BASED COMPENSATION PLANS
    ------------------------------

Stock Options:
-------------

During fiscal 1997, Alloy's Board of Directors adopted a Stock Option Plan (the "Plan"). The Plan as restated, authorizes the granting of options, the exercise of which would allow up to an aggregate of 4,000,000 shares of Alloy's common stock to be acquired by the holders of the options. The number of shares under the Plan authorized for the granting of options was raised to 8,000,000 pursuant to a shareholder vote on July 21, 2000. The options can take the form of Incentive Stock Options ("ISOs") or Non-qualified Stock Options ("NQSOs"). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediately vesting to a ratable vesting period of ten years. The exercise price of the ISOs must be at least equal to 100% of the fair market price of Alloy's common stock on the date of grant. In the case of a plan participant who owns directly or by reason of the applicable attribution rules in Section 424(d) of the United States Internal Revenue Code of 1986, as amended, more than 10% of the total combined voting power of all classes of stock of Alloy, the exercise price shall not be less than 110% of the fair market value on the date of grant. ISOs must be exercised within five to ten years from the date of grant depending on the participant's ownership in Alloy. The exercise price of all NQSO's granted under the Plan shall be determined by Alloy's Board of Directors at the time of grant. The Plan will terminate on June 30, 2007.

In fiscal 1998, Alloy entered into option agreements with certain of its employees that required Alloy to pay the full exercise price of their options. Alloy valued the options granted under these agreements using the fair value of the common stock at the date of grant. Alloy recorded compensation expense of approximately $105 for the year ended January 31, 1999, in connection with the granting of these options.

Alloy applies APB 25 in accounting for options issued to employees under the Plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Alloy applies SFAS No. 123 to issuances of stock-based compensation to non-employees and accordingly recognizes the fair value of the stock options and warrants issued as compensation expense over the service period or vesting period, whichever is shorter. The fair value assumptions used for awards to non-employees are consistent with the assumptions listed for the pro forma impact of awards to employees. Had compensation cost been determined consistent with SFAS No. 123, Alloy's net loss and loss per share for fiscal 1998 would have remained unchanged due to the fact that the fair market value of the options granted using the options-pricing Black-Scholes model was equal to the fair market value of the underlying common stock at the date of the grant and compensation charges were included in the consolidated results for the year ended January 31, 1999. Accordingly, the presentation of pro forma information pursuant to SFAS No. 123 is not required for fiscal 1998. The following summarizes the pro forma impact on earnings of options granted to employees had they been accounted for pursuant to the fair value method required by SFAS No. 123 for the years ended January 31,:

                                               2000              2001
                                               ----              ----
          Net loss:
           As reported                     $(14,869)         $(29,689)
           Pro forma                       $(17,376)         $(36,439)

          Net loss per share:
           As reported                     $  (1.17)         $  (1.61)
           Pro forma                       $  (1.37)         $  (1.97)

ALLOY ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)

The following is a summary of Alloy's stock option activity:

                                                                   For the Years Ended January 31,
                                          ---------------------------------------------------------------------------------
                                                    1999                          2000                       2001
                                          ------------------------     -------------------------   ------------------------
                                                          Weighted                      Weighted                   Weighted
                                                          Average                       Average                    Average
                                                          Exercise                      Exercise                   Exercise
                                            Shares         Price          Shares          Price      Shares          Price
                                          ---------       --------     -----------      --------   ----------      --------
     Outstanding, beginning of year         183,705       $   0.26         389,553      $   0.67    2,064,427      $  15.75
      Granted                               392,148           0.67       2,072,534         15.79    2,229,500         11.69
      Exercised                                -                          (381,660)         0.75      (18,048)         0.60

      Canceled or expired                  (186,300)         (0.27)        (16,000)        14.05     (266,750)        13.84
                                          ---------       --------     -----------      --------   ----------      --------

     Outstanding, end of year               389,553       $   0.67       2,064,427      $  15.75    4,009,129      $  13.69
                                          =========       ========     ===========      ========   ==========      ========
     Exercisable, end of year               362,481       $   0.67          77,738      $  12.49      510,007      $  14.87
                                          =========       ========     ===========      ========   ==========      ========

     Weighted-average fair value of
      options granted during the year     $    2.77            N/A     $     11.38           N/A   $     6.84           N/A
                                          =========        =======     ===========      ========   ==========       =======


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        For the Years Ended January 31
                                                 ---------------------------------------------
                                                     1999            2000               2001
                                                 -----------      ----------         ---------
    Risk-free interest rates                         5.25%            5.95%            5.97%
    Expected lives                                   5 years          6 years          5 years
    Expected volatility                              50%              50%              75%
    Expected dividend yields                         -                -                -


Summarized information about Alloy's stock options outstanding and exercisable at January 31, 2001 is as follows:

                                                Outstanding                           Exercisable
       ------------------       -----------------------------------------      --------------------------
                                                                 Average                         Average
            Exercise                                             Exercise                        Exercise
           Price Range            Options   Average Life          Price           Options         Price
       ------------------       ---------  -------------        ---------         -------       ---------
          $ 0.60 - $ 0.60          74,448    8.0 Years             $ 0.60          18,048          $ 0.60
          $ 6.50 - $ 9.63         978,250    9.7 Years             $ 7.62          27,000          $ 7.07
          $ 9.81 - $14.69         851,750    9.0 Years             $12.68          76,208          $12.47
          $14.75 - $21.44       1,912,921    8.5 Years             $16.65         388,751          $16.55
          $22.50 - $26.25         191,760    8.1 Years             $24.60            -                -
       --------------------------------------------------------------------------------------------------
          $ 0.60 - $26.25       4,009,129    8.9 Years             $13.69         510,007          $14.87
       ==================================================================================================

In fiscal 1998, Alloy entered into an agreement with a consultant and provided that Alloy grant to the consultant an option to purchase 282,000 shares of common stock at an exercise price of $0.71 per share and pay to the consultant the full exercise price of his option. This option is fully exercisable from the date of grant and expires ten years after the date of the grant. Alloy has valued the options granted to the consultant using the fair market value of the common stock at the date of grant. This agreement and the nullification of the original agreement resulted in Alloy charging additional compensation expense of approximately $356 for the year ended January 31, 1999.

ALLOY ONLINE, INC.

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

Warrants:
--------

The following table summarizes all common stock and preferred stock warrant activity:

                                              For the Years Ended January 31
                                             ----------------------------------
                                               1999         2000          2001
                                             --------     -------       -------
    Outstanding, beginning of year               -        517,261       478,858
     Warrants issued                          517,261        -             -
     Warrants exercised                          -        (38,403)       (5,678)
                                              -------     -------       -------
    Outstanding, end of year                  517,261     478,858       473,180
                                              =======     =======       =======

The weighted average fair value of the warrants granted during fiscal 1998 was estimated as $0.38, using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 5.25% and expected lives of 3 years. At January 31, 2001, the warrants have a weighted average exercise price of $5.059 per share and weighted average remaining contractual term of .41 years.

In connection with the execution of a capital lease for computer equipment, Alloy issued a warrant to purchase 11,280 shares of a common stock at an exercise price of $2.66 per share. The warrant is exercisable at the earlier of June 30, 2003 or the closing of an initial public offering. The warrant was exercised in May 1999. Alloy recorded prepaid interest, in the amount of $21, based on the fair value of the warrant and is amortizing such amount over the life of the capital lease obligation. The weighted average fair value of this warrant was estimated as $21 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 5.25% and expected life of five years.

Employee Stock Purchase Plan:
----------------------------

In April 1999, Alloy adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Plan"). The Employee Stock Plan allows eligible employees, as defined in the Employee Stock Plan, to purchase Alloy's common stock pursuant to section 423 of the Internal Revenue Code of 1986, as amended. A total of 500,000 shares of Alloy's common stock have been made available for sale under the Employee Stock Plan, subject to certain capitalization adjustments specified in the plan document. The Employee Stock Plan will terminate on April 16, 2009 unless terminated sooner by the Board of Directors. The Employee Stock Plan allows for purchases of common stock under a series of six-month offering periods commencing February 1 and August 1 of each year, the frequency of dates and duration of which may be changed by the Board of Directors. Eligible employees can elect to participate through payroll deductions between 1% and 10% of compensation that will be credited to the participant's account. The terms of the Employee Stock Plan provide for the granting of an option on the first day of each six-month offering period ("Offering Date") to each eligible employee to purchase Alloy's common stock on the last day of each six-month offering period ("Exercise Date") at a price equal to the lower of 85% of the fair market value of a share of Alloy's common stock at the Offering Date or 85% of the fair market value of a share of Alloy's common stock on the Exercise Date.

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

ALLOY ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)

Shares Reserved for Future Issuance:

At January 31, 2001, shares reserved for future issuance are as follows:

    Preferred Stock                                5,000,000
    Stock Option Plan                              7,600,292
    Warrants                                         473,180
    Employee Stock Plan                              495,885
                                                  ----------
                                                  13,566,912
                                                  ==========

10.  INCOME TAXES
     ------------

The difference between the total expected tax expense (benefit) (using the statutory rate of 34%) and tax expense for the years ended January 31, 2000 and 2001 is accounted for as follows:


                                                              1999              2000              2001
                                                              ----              ----              ----
     Expected tax benefit at federal statutory rate            (34%)             (34%)             (34%)
     Future state benefit, net of federal benefit              (10%)             (10%)             (10%)
     Non-deductible expenses and other                           -                 -                 -
     Increase in valuation allowance                            44%               44%               44%
                                                              ----              ----              ----
                                                                 -                 -                 -
                                                              ====              ====              ====

At January 31, 2000 and 2001, significant components of deferred income tax assets and liabilities consist of the following:


                                                             2000             2001
                                                             ----             ----
     Deferred income tax assets:
      Expenses not currently deductible                   $   1,332         $  3,724
      Valuation allowance                                    (1,332)          (3,724)
                                                          ---------         --------
        Total current                                             -                -
                                                          ---------         --------
      Net operating loss carryforwards                        8,276           16,236
      Deferred compensation                                     217              362
      Depreciation and amortization                              12                -
                                                         ----------         --------
                                                              8,505           16,598
      Valuation allowance                                    (8,505)         (16,213)
                                                         ----------         --------
        Total non-current                                         -              385
                                                         ----------         --------
          Total deferred income tax assets                        -              385
                                                         ----------         --------

     Deferred income tax liabilities:
      Depreciation and amortization                               -             (303)
      Other non-current                                           -              (82)
                                                         ----------         --------
          Total deferred income tax liabilities                   -             (385)
                                                         ----------         --------
           Net deferred income tax assets                $        -         $      -
                                                         ==========         ========

     Net current deferred income tax assets              $       -          $      -
     Net non-current deferred income tax assets                  -                 -
                                                         ----------         --------
      Net deferred income tax assets                     $       -          $      -
                                                         ==========         ========

For federal income tax purposes, the Company has unused net operating loss ("NOL") carryforwards of $36,899 at January 31, 2001 expiring through 2021. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. The Company has not assessed the impact of these provisions on the availability of Company loss carryovers.

ALLOY ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved.

11.  NET LOSS PER SHARE
     ------------------

The Company follows the provisions of SFAS No. 128, "Earnings Per Share". In accordance with this statement, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following table sets forth the computation of basic and diluted net loss per share:


                                                                             Year Ended January 31,
                                                                   ------------------------------------------
                                                                      1999           2000            2001
                                                                   ----------     -----------     -----------
     Numerator:
     ----------
     Net loss before extraordinary item                            $   (6,364)    $   (14,634)    $   (29,689)
     Accretion of preferred stock                                          (7)            (13)           -
                                                                   ----------     -----------     -----------
     Net loss available to common stockholders before
      extraordinary item                                               (6,371)        (14,647)        (29,689)
     Extraordinary loss                                                  -               (235)           -
                                                                   ----------     -----------     -----------

     Net loss available to common stockholders                     $   (6,371)    $   (14,882)    $   (29,689)
                                                                   ==========     ===========     ===========

     Denominator:
     ------------
     Denominator for basic and diluted net loss per share:
      Weighted average shares                                       8,479,727      12,718,318      18,460,042
                                                                   ==========     ===========     ===========

     Basic and diluted net loss per share before extraordinary
      item                                                         $    (0.75)    $     (1.15)    $     (1.61)
     Extraordinary loss                                                   -             (0.02)            -
                                                                   ----------     -----------     -----------

     Basic and diluted net loss per share                          $    (0.75)    $     (1.17)    $     (1.61)
                                                                   ==========     ===========     ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Leases
------

Alloy leases office space and certain computer equipment under noncancellable leases with various expiration dates through 2010. As of January 31, 2001, future net minimum lease payments were as follows:

                                                                 Capital        Operating
                    Year ending January 31,                       Lease           Lease
         ---------------------------------------------------  -------------   -------------
        2002                                                       $135           $1,700
        2003                                                         97            1,471
        2004                                                          6            1,266
        2005                                                          -            1,254
        2006                                                          -            1,027
        Thereafter                                                    -            2,522
                                                                   ----           ------

               Total minimum lease payments                        $238           $9,240
                                                                   ====           ======

Rent expense was approximately $33, $88 and $962 for the years ended January 31, 1999, 2000 and 2001, respectively, under noncancellable operating leases.

Ordering, Fulfillment and Customer Service
------------------------------------------

On March 31, 2000, Alloy entered into an agreement with a third party service organization ("TPS") whereby the TPS provides Alloy with comprehensive call center and order fulfillment services in support of the direct marketing operations of the Alloy catalog and the www.alloy.com Web site. All aspects relating to fulfillment of customer orders are handled by the TPS, including receipt and processing of customer orders, shipment of merchandise to customers and customer service. In consideration for performance of the services provided by the TPS during the contract term, Alloy paid the TPS an initial start-up fee and is charged a fixed fee per order processed plus a pass-through of the variable costs, primarily labor, involved in order processing. The agreement with the TPS expires in May 2003.

Sales Tax
---------

Alloy does not collect sales or other similar taxes on shipments of goods into most states. However, various states or foreign countries may seek to impose sales tax obligations on Alloy. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. In 1999, the United States Congress has passed legislation limiting for three years the ability of the states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the imposition by various states of taxes on e-commerce. A successful assertion by one or more states that Alloy should have collected or be collecting sales taxes on the sale of products could have a material effect on Alloy's operations.

Litigation
----------

In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that the settlement of all such claims and/or litigation, considered in the aggregate will not have a material adverse effect on the Company's financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share data)


Letters of Credit
-----------------

As of January 31, 2001, the Company had $762 in standby letters of credit with two banks for the purposes of supporting an operating lease and purchasing inventory.

13.  EXTRAORDINARY ITEMS
     -------------------

In connection with the Alloy's initial public offering in May 1999, the Company redeemed its outstanding promissory notes including accrued interest thereon for $4,212. The extraordinary charge of $235 resulted from the full recognition of the remaining unamortized deferred financing costs and unamortized discount on these notes, which had an original maturity of May 2001.

14.  SEGMENT REPORTING
     -----------------

Alloy has two operating segments: direct marketing and content, as described in
Note 1. Alloy's management reviews financial information related to these operating segments and uses the measure of operating (loss) earnings before goodwill amortization and extraordinary items to evaluate performance and allocated resources. Interest income and interest expense are reviewed on a net basis at the corporate level. Income taxes are centrally managed at the corporate level and deferred income taxes are not allocated by segment. The accounting policies of the segments are the same as those described in Note 2. Fiscal 1998 did not have any activities related to the content segment and accordingly, the consolidated results for the year ended January 31, 1999 are the same as for the direct marketing segment.

Reportable data for Alloy's operating segments were as follows for the years ended January 31, 2000 and 2001:


------------------------------------------------------------------------------------------------------------------------
                                              Direct
                                             Marketing      Content       All Other        Consolidated
------------------------------------------------------------------------------------------------------------------------
RESULTS FOR THE FISCAL YEAR ENDED
JANUARY 31, 2000:
Revenue from external customers             $ 33,780         $    84        $    --           $ 33,864

Operating loss before goodwill
amortization and extraordinary items         (15,841)             (3)            --            (15,844)
Goodwill amortization                           (295)            (37)            --               (332)
Interest income, net                              --              --          1,542              1,542
(Loss) income before taxes and
extraordinary items                          (16,136)            (40)         1,542            (14,634)
Extraordinary items                               --              --           (235)              (235)
Net (loss) income                           $(16,136)        $   (40)       $ 1,307           $(14,869)

Total depreciation and amortization              551              37             44                632

Total assets                                  15,823           8,172         33,673             57,668

Capital expenditures                        $  1,901              --             --           $  1,901

RESULTS FOR THE FISCAL YEAR ENDED
JANUARY 31, 2001:
Revenue from external customers             $ 88,500         $ 2,688        $    --           $ 91,188

Operating loss before goodwill
amortization                                 (17,969)            (73)            --            (18,042)
Goodwill amortization                         (7,099)         (1,474)            --             (8,573)
Interest income, net                               --             --          1,119              1,119
Realized loss on marketable securities and
investments                                        --             --         (4,193)            (4,193)
Loss before taxes                            (25,068)         (1,547)        (3,074)           (29,689)
Net loss                                    $(25,068)        $(1,547)       $(3,074)          $(29,689)

Total depreciation and amortization            8,356           1,505             --              9,861

Total assets                                   75,002          6,504         25,402            106,908

Capital expenditures                        $   2,954        $    15             --           $  2,969


15.  SUBSEQUENT EVENTS
     -----------------

On February 16, 2001, the Board of Directors of the Company authorized the designation of a series of the Company's $.01 par value preferred stock consisting of 1,850,000 shares of the authorized unissued preferred stock as a Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a par value of $.01 per share with a liquidation preference of $9.50 per share. The Series A Preferred Stock pays an annual dividend of 3%, payable in additional shares of Series A Preferred Stock. In addition, the Series A Preferred Stock is mandatorily redeemable on February 16, 2006, at a price of $9.50 per share, plus accrued and unpaid cash dividends thereon. The Series A Preferred Stock is convertible at the holder's option into common stock of the Company as is determined by dividing $9.50 by the initial conversion price of $11.40 and multiplying by each share of Series A Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Alloy Online, Inc. At any time after February 15, 2003, if the reported closing sales price of Alloy's common stock exceeds $25 per share for a period of ten consecutive trading days, the Company has the option to require the holders of all, but not less than all, shares of the Series A Preferred Stock to convert their shares into common stock of the Company.

Also on February 16, 2001, Alloy received an investment of $10,000 from St. Paul Venture Capital VI, LLC ("SPVC VI") in exchange for 1,052,632 shares of Alloy's Series A Preferred Stock, which are immediately convertible into 877,193 shares of our common stock. In addition, SPVC VI received a warrant to purchase 307,018 shares of Alloy's common stock at an exercise price of $12.83 per share. Based upon the terms of this transaction, there is a beneficial conversion feature as of the date of the transaction in the amount of approximately $2.8 million which will reduce earnings available to common shareholders in the first quarter of fiscal 2001.

On February 21, 2001, Alloy completed the acquisition of Strength Magazine from Rapid Service Company ("Rapid Service"), an Ohio corporation, pursuant to which the Company issued 99,909 shares of unregistered common stock to Rapid Service, having a value of $1,180 (or $11.81 per share on the transaction date). Strength Magazine, operating out of Cincinnati, Ohio, is a lifestyle magazine primarily for teenage boys focusing on skateboarding and music. It is available via subscription and newsstands.

In March 2001, Alloy settled its collared equity derivative position on 600,000 shares of LDIG common stock and sold the underlying shares. The Company received a total of $15,102 in net cash proceeds from these transactions. Alloy's $15,055 committed credit facility which was secured by the collared LDIG shares was reduced to $500 upon the consummation of these transactions. The net impact of this transaction and the adoption of SFAS No. 133 described in Note 2 will result in a gain of approximately $1.1 million in the first quarter of fiscal 2001.

On April 12, 2001, Alloy completed the acquisition of all the capital stock of Landon Media Group, Inc. ("Landon"), a Massachusetts corporation with a principal place of business in Westford, Massachusetts, in exchange for 1,314,348 shares of unregistered common stock, having a value of $9,800 (or $7.45 per share on the transaction date), $5,000 in cash, four future quarterly cash payments of $700 each, and contingently issuable warrants to purchase additional shares pursuant to the warrants' terms. Landon's primary asset as of the effective time of the acquisition was 100% of the issued and outstanding capital stock of Carnegie Communications, Inc., a Delaware corporation ("Carnegie"). Carnegie produces publications and Web sites that profile colleges and universities which are distributed to high school students, parents and guidance counselors.

                                                                     SCHEDULE II

                              ALLOY ONLINE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                               (AMOUNTS IN 000s)

                                         Balance at
                                         Beginning of       Charged to                         Balance at
        Description                      Period             Expenses         Deductions        End of period
                                         ------------       ----------       ----------        -------------
Allowance for doubtful accounts
January 31, 1999                         $          -       $       12       $        -        $          12
January 31, 2000                                   12              162                2                  172
January 31, 2001                                  172            1,284                -                1,456



                                         Balance at
                                         Beginning of       Charged to                         Balance at
        Description                      Period             Expenses         Deductions        End of period
                                         ------------       ----------       ----------        -------------
Reserve for sales returns and
allowances
January 31, 1999                         $         15       $    1,097       $    1,055        $          57
January 31, 2000                                   57            4,984            4,532                  509
January 31, 2001                                  509            9,415            9,158                  766

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Information About Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Information About Alloy Online Stock Ownership" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Party Transactions" and "Executive Compensation -- Employment Contracts and Change of Control Arrangements" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.



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

EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT


  2.1 Asset Purchase Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy Acquisition Corporation and Celebrity Sightings,
        LLC (incorporated by reference to Alloy Online's Current Report on
        Form 8-K dated December 21, 1999).

  2.2 Agreement and Plan of Reorganization dated as of January 21, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., 17th Street Acquisition Corp. and Leslie N. Morgenstein and Ann Brashares (incorporated by reference to Alloy Online's Current Report on Form 8-K dated August, 2, 2000).

  2.3 Agreement and Plan of Reorganization dated as of July 17, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., Kubic Marketing, Inc. and SWI Holdings LLC (incorporated by reference to Alloy Online's Current Report on Form 8-K dated August 2, 2000).

  3.1 Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

  3.2 Restated Bylaws (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

  3.3 See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Restated Bylaws of Alloy Online for the instruments defining the rights of holders of common stock of Alloy Online.

 10.1 Lease Agreement between Alloy Online, Inc. and Abner Properties, c/o Williams Real Estate Co., Inc., dated as of November 2, 1999 (incorporated by reference to Alloy Online's 2000 Annual Report on form 10-K dated June 14, 2000).

 10.2   First Lease Modification Agreement between Alloy Online, Inc. and
        Abner Properties, c/o Williams Real Estate Co., Inc., dated December 18, 2000.

 10.3 Sublease Letter Agreement between Guidance Solutions, Inc. and Celebrity Sightings, LLC, dated as of November 23, 1999 (incorporated by reference to Alloy Online's 2000 Annual Report on form 10-K dated June 14, 2000).

 10.4 Agreement of Lease between Irving Realty Co. and Daniel Weiss Associates, Inc., dated as of May 8, 1996 (incorporated by reference to Alloy Online's 2000 Annual Report on form 10-K dated June 14, 2000).

 10.5 Sublease Agreement between United Parcel Service and Central Coast Surfboards dated May 15, 1996, as amended by the First Addendum to Sublease Agreement dated October 1, 1998.

 10.6 Lease Agreement dated January 27, 1992 between Arthur Segal Trust, c/o Patterson Realty and Central Coast Surfboards, as amended by the First Lease Amendment dated April 29, 1994, and as further amended by the Second Lease Amendment (undated), and as further amended by the Third Lease Amendment (undated).

 10.7 Termination of Fulfillment Services Agreement, Settlement Agreement and Release of Claims between Online Direct, Inc. and Alloy Online, Inc. dated as of April 14, 2000 (incorporated by reference to Alloy Online's 2000 Annual Report on Form 10-K dated June 14, 2000).

 10.8 Services Agreement between Distribution Associates, Inc. and Alloy Online, Inc. dated as of March 31, 2000 (incorporated by reference to Alloy Online's 2000 Annual Report on Form 10-K dated June 14, 2000).

 10.9 Services Agreement, dated February 9, 1999, between OneSoft Corporation and the Registrant (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.10 Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference into Alloy Online's Registration Statement on Form S-8 dated October 20, 2000 (Registration Number 333-74159)).

 10.11 Employment Agreement dated April 19, 1999 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.12 Employment Agreement dated April 19, 1999 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.13 Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.14 Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.15 Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.16 Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.17 Employment Letter dated February 22, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.18 Non-Qualified Stock Option Agreement dated as of August 2, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy Online's 2000 Annual Report on Form 10-K.)

 10.19 Non-Qualified Stock Option Agreement dated as of November 4, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy Online's 2000Annual Report on Form 10-K.)

 10.20 Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc.

 10.21 Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc.

 10.22 Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell.

 10.23 Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell.

 10.24 Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.25 1999 Employee Stock Purchase Plan (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.26 Investment Representation and Lockup Agreement dated as of January 21, 2000 by and between Alloy Online, Inc. and Leslie N. Morgenstein (incorporated by reference to Alloy Online's Current Report on Form 8-K dated February 7, 2000).

 10.27 Investment Representation and Lockup Agreement dated as of January 21, 2000 by and between Alloy Online, Inc. and Ann Brashares (incorporated by reference to Alloy Online's Current Report on Form 8-K dated February 7, 2000).

 10.28 Escrow Agreement dated as of January 21, 2000 by and among Alloy Online, Inc., Alloy Acquisition Sub., Inc., Leslie N. Morgenstein, Ann Brashares and State Street Bank and Trust Company, as Escrow Agent (incorporated by reference to Alloy Online's Current Report on Form 8-K dated February 7, 2000).

 10.29 Investment Representation and Lockup Agreement dated as of December 1, 1999 by and between Alloy Online, Inc. and Celebrity Sightings, LLC (incorporated by reference to Alloy Online's Current Report on Form 8-K dated December 21, 1999).

 10.30 Escrow Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy Acquisition Corporation, Celebrity Sightings, LLC and State Street Bank and Trust Company, as Escrow Agent (incorporated by reference to Alloy Online's Current Report on Form 8-K dated December 21, 1999).

 10.31 Warrant to Purchase Shares of Common Stock of Alloy Online, Inc. dated as of July 18, 2000 between Alloy Online, Inc. and SWI Holdings, LLC (incorporated by reference to Alloy Online's Current Report on Form 8-K dated August 2, 2000).

 10.32 Investment Representation and Lockup Agreement dated as of July 18, 2000, by and between Alloy Online, Inc. and SWI Holdings, LLC (incorporated by reference to Alloy Online's Current Report on Form 8-K dated August 2, 2000).

 10.33 Amendment to Loan and Security Agreement, dated as of July 18, 2000, by and among Phase Three, Inc., the financial institutions party thereto and the other parties named therein (incorporated by reference to Alloy Online's Current Report on Form 8-K dated August 2, 2000).

  21.1  Subsidiaries of Alloy Online, Inc.
  23.2  Consent of Arthur Andersen LLP
  24.1 Power of Attorney (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159).

(B)  REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 1, 2001              Alloy Online, Inc.

                                    By:  /s/  Matthew C. Diamond
                                       --------------------------------------
                                              Matthew C. Diamond
                                              Chairman of the Board and Chief
                                              Executive Officer



       SIGNATURE                    TITLE                          DATE

    /s/ Matthew C. Diamond       Chief Executive Officer        May 1, 2001
-----------------------------    (Principal Executive Officer)
    Matthew C. Diamond           and Chairman


    /s/ Samuel A. Gradess        Executive Vice President,      May 1, 2001
----------------------------     Chief Financial Officer
    Samuel A. Gradess            Chief (Principal Financial and
                                 Accounting Officer) and
                                 Director


    /s/ James K. Johnson, Jr.    Executive Vice President,      May 1, 2001
-----------------------------    Chief Operating Officer and
    James K. Johnson, Jr.        Director



    /s/ Peter M. Graham          Director                       May 1, 2001
----------------------------
    Peter M. Graham



    /s/ David Yarnell            Director                       May 1, 2001
----------------------------
    David Yarnell


    /s/ Edward A. Monnier        Director                       May 1, 2001
----------------------------
    Edward A. Monnier

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT


  2.1 Asset Purchase Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy Acquisition Corporation and Celebrity Sightings,
        LLC (incorporated by reference to Alloy Online's Current Report on
        Form 8-K dated December 21, 1999).

  2.2 Agreement and Plan of Reorganization dated as of January 21, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., 17th Street Acquisition Corp. and Leslie N. Morgenstein and Ann Brashares (incorporated by reference to Alloy Online's Current Report on Form 8-K dated August, 2, 2000).

  2.3 Agreement and Plan of Reorganization dated as of July 17, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., Kubic Marketing, Inc. and SWI Holdings LLC (incorporated by reference to Alloy Online's Current Report on Form 8-K dated August 2, 2000).

  3.1 Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

  3.2 Restated Bylaws (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

  3.3 See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Restated Bylaws of Alloy Online for the instruments defining the rights of holders of common stock of Alloy Online.

 10.1 Lease Agreement between Alloy Online, Inc. and Abner Properties, c/o Williams Real Estate Co., Inc., dated as of November 2, 1999 (incorporated by reference to Alloy Online's 2000 Annual Report on form 10-K dated June 14, 2000).

 10.2   First Lease Modification Agreement between Alloy Online, Inc. and
        Abner Properties, c/o Williams Real Estate Co., Inc., dated December 18, 2000.

 10.3 Sublease Letter Agreement between Guidance Solutions, Inc. and Celebrity Sightings, LLC, dated as of November 23, 1999 (incorporated by reference to Alloy Online's 2000 Annual Report on form 10-K dated June 14, 2000).

 10.4 Agreement of Lease between Irving Realty Co. and Daniel Weiss Associates, Inc., dated as of May 8, 1996 (incorporated by reference to Alloy Online's 2000 Annual Report on form 10-K dated June 14,
        2000).

 10.5 Sublease Agreement between United Parcel Service and Central Coast Surfboards dated May 15, 1996, as amended by the First Addendum to Sublease Agreement dated October 1, 1998.

 10.6 Lease Agreement dated January 27, 1992 between Arthur Segal Trust, c/o Patterson Realty and Central Coast Surfboards, as amended by the First Lease Amendment dated April 29, 1994, and as further amended by the Second Lease Amendment (undated), and as further amended by the Third Lease Amendment (undated).

 10.7 Termination of Fulfillment Services Agreement, Settlement Agreement and Release of Claims between Online Direct, Inc. and Alloy Online, Inc. dated as of April 14, 2000 (incorporated by reference to Alloy Online's 2000 Annual Report on Form 10-K dated June 14, 2000).

 10.8 Services Agreement between Distribution Associates, Inc. and Alloy Online, Inc. dated as of March 31, 2000 (incorporated by reference to Alloy Online's 2000 Annual Report on Form 10-K dated June 14, 2000).

 10.9 Services Agreement, dated February 9, 1999, between OneSoft Corporation and the Registrant (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.10 Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference into Alloy Online's Registration Statement on Form S-8 dated October 20, 2000 (Registration Number 333-74159)).

 10.11 Employment Agreement dated April 19, 1999 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.12 Employment Agreement dated April 19, 1999 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.13 Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.14 Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.15 Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.16 Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.17 Employment Letter dated February 22, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.18 Non-Qualified Stock Option Agreement dated as of August 2, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy Online's 2000 Annual Report on Form 10-K.)

 10.19 Non-Qualified Stock Option Agreement dated as of November 4, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy Online's 2000Annual Report on Form 10-K.)

 10.20 Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc.

 10.21 Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc.

 10.22 Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell.

 10.23 Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell.

 10.24 Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.25 1999 Employee Stock Purchase Plan (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159)).

 10.26 Investment Representation and Lockup Agreement dated as of January 21, 2000 by and between Alloy Online, Inc. and Leslie N. Morgenstein (incorporated by reference to Alloy Online's Current Report on Form 8-K dated February 7, 2000).

 10.27 Investment Representation and Lockup Agreement dated as of January 21, 2000 by and between Alloy Online, Inc. and Ann Brashares (incorporated by reference to Alloy Online's Current Report on Form 8-K dated February 7, 2000).

 10.28 Escrow Agreement dated as of January 21, 2000 by and among Alloy Online, Inc., Alloy Acquisition Sub., Inc., Leslie N. Morgenstein, Ann Brashares and State Street Bank and Trust Company, as Escrow Agent (incorporated by reference to Alloy Online's Current Report on Form 8-K dated February 7, 2000).

 10.29 Investment Representation and Lockup Agreement dated as of December 1, 1999 by and between Alloy Online, Inc. and Celebrity Sightings, LLC (incorporated by reference to Alloy Online's Current Report on Form 8-K dated December 21, 1999).

 10.30 Escrow Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy Acquisition Corporation, Celebrity Sightings, LLC and State Street Bank and Trust Company, as Escrow Agent (incorporated by reference to Alloy Online's Current Report on Form 8-K dated December 21, 1999).

 10.31 Warrant to Purchase Shares of Common Stock of Alloy Online, Inc. dated as of July 18, 2000 between Alloy Online, Inc. and SWI Holdings, LLC (incorporated by reference to Alloy Online's Current Report on Form 8-K dated August 2, 2000).

 10.32 Investment Representation and Lockup Agreement dated as of July 18, 2000, by and between Alloy Online, Inc. and SWI Holdings, LLC (incorporated by reference to Alloy Online's Current Report on Form 8-K dated August 2, 2000).

 10.33 Amendment to Loan and Security Agreement, dated as of July 18, 2000, by and among Phase Three, Inc., the financial institutions party thereto and the other parties named therein (incorporated by reference to Alloy Online's Current Report on Form 8-K dated August 2, 2000).

 21.1   Subsidiaries of Alloy Online, Inc.

 23.2   Consent of Arthur Andersen LLP

 24.1 Power of Attorney (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159).

(B)  REPORTS ON FORM 8-K:

     None.