Form 10-Q
period 2001-04-30
ALLOY ONLINE INC
filed 2001-06-14
CIK 1080359

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 2001

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the transition period from           to
                                                -------------------------

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

As of June 8, 2001, the registrant had 23,010,768 shares of common stock, $.01 par value per share, outstanding. All share numbers referenced in this quarterly report reflect a 1.128-for-1 stock split of all outstanding shares of Common Stock effected by Alloy Online, Inc. on May 13, 1999.

                               ALLOY ONLINE, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

Item 1.  Financial Statements
Consolidated Condensed Balance Sheets, April 30, 2001 (unaudited)
and January 31, 2001 (audited)........................................      3

Consolidated Condensed Statements of Operations, Three Months Ended
April 30, 2001 (unaudited) and April 30, 2000 (unaudited).............      4

Consolidated Condensed Statements of Comprehensive Income (Loss),
Three Months Ended April 30, 2001 (unaudited) and April 30, 2000
(unaudited)...........................................................      5

Consolidated Condensed Statements of Cash Flows, Three Months Ended
April 30, 2001 (unaudited) and April 30, 2000 (unaudited).............      6

Consolidated Condensed Statement of Changes in Stockholders' Equity,
Three Months Ended April 30, 2001 (unaudited).........................      7

Notes to Consolidated Condensed Financial Statements (unaudited)......      8

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...     15

PART II-OTHER INFORMATION

Item 1.     Legal Proceedings.........................................     16

Item 2.     Changes in Securities and Use of Proceeds.................     16

Item 3      Defaults Upon Senior Securities...........................     16

Item 4.     Submission of Matters to a Vote of Security Holders.......     16

Item 5      Other Information.........................................     16

Item 6.     Exhibits and Reports on Form 8-K..........................     17

SIGNATURES............................................................     18

EXHIBIT INDEX.........................................................     19

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               ALLOY ONLINE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                     ------

                                                                                 January 31,   April 30,
                                                                                    2001         2001
                                                                                  --------     --------
                                                                                  (audited)   (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                          $  9,338     $ 22,751
Available-for-sale marketable securities                                             16,064           25
Accounts receivable, net                                                              3,416        3,166
Inventories, net                                                                     13,200       12,397
Prepaid catalog costs                                                                 1,330          349
Other current assets                                                                    575        2,442
                                                                                   --------     --------

TOTAL CURRENT ASSETS                                                                 43,923       41,130

Property and equipment, net                                                           5,841        6,501
Goodwill, net                                                                        55,963       74,474
Other assets                                                                          1,181        1,047
                                                                                   --------     --------

TOTAL ASSETS                                                                       $106,908     $123,152
                                                                                   ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other
current liabilities                                                               $ 18,523      $ 21,929
                                                                                  --------      --------

TOTAL CURRENT LIABILITIES                                                           18,523        21,929

Long-term liabilities                                                                  103            87

Series A Convertible Preferred Stock, $9.50 per share liquidation preference,
$.01 par value, 1,850,000 shares issued, 0 and 1,052,632 shares outstanding,
respectively (Note 6)                                                                   --         8,620


STOCKHOLDERS' EQUITY:
Common Stock; $.01 par value; 50,000,000 shares authorized; 21,245,958
and 22,854,218 shares issued and outstanding, respectively                             212           228
Additional paid-in capital                                                         140,864       155,935
Accumulated deficit                                                                (52,905)      (63,108)
Deferred compensation                                                                 (728)         (538)
Accumulated other comprehensive income (loss)                                          839            (1)
                                                                                  --------      --------

TOTAL STOCKHOLDERS' EQUITY                                                          88,282        92,516
                                                                                  --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $106,908      $123,152
                                                                                  ========      ========


The accompanying Notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                           For the three months
                                                             ended April 30,
                                                            2000          2001
                                                        -----------   -----------
NET MERCHANDISE REVENUES                                $     6,141   $    23,733

SPONSORSHIP AND OTHER REVENUES                                2,209         4,508
                                                        -----------   -----------

TOTAL REVENUES                                                8,350        28,241

COST OF GOODS SOLD                                            3,001        12,363
                                                        -----------   -----------

GROSS PROFIT                                                  5,349        15,878
                                                        -----------   -----------

OPERATING EXPENSES:
Selling and marketing                                         9,187        17,483
General and administrative                                    2,089         2,949
Goodwill amortization                                           811         3,741
                                                        -----------   -----------

TOTAL OPERATING EXPENSES                                     12,087        24,173
                                                        -----------   -----------

LOSS FROM OPERATIONS                                         (6,738)       (8,295)

INTEREST INCOME, NET                                            433           203
GAIN ON SALES OF MARKETABLE SECURITIES, NET (Note 5)             --           658
                                                        -----------   -----------

NET LOSS                                                $    (6,305)  $    (7,434)
                                                        ===========   ===========

CHARGE FOR BENEFICIAL CONVERSION FEATURE
OF PREFERRED STOCK ISSUED                                        --         2,769
PREFERRED STOCK DIVIDEND AND ACCRETION                           --           125
                                                        -----------   -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS            $    (6,305)  $   (10,328)
                                                        ===========   ===========

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK (Note 3):

Net loss                                                     $(0.42)       $(0.35)
                                                        ===========   ===========
Net loss attributable to common stockholders                 $(0.42)       $(0.49)
                                                        ===========   ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:                                      15,160,546    21,044,563
                                                        ===========   ===========


The accompanying Notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)

                                  (unaudited)

                                                      For the three months
                                                         ended April 30,
                                                          2000      2001
                                                        -------   -------
Net loss                                                $(6,305)  $(7,434)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities      7,277        14
                                                        -------   -------

Comprehensive income (loss)                             $   972   $(7,420)
                                                        =======   =======



The accompanying Notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.

    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (AMOUNTS IN THOUSANDS)
                                  (unaudited)

                                                                                 For the three months
                                                                                   ended April 30,
                                                                                   2000        2001
                                                                                  -----       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $(6,305)  $(7,434)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                                      1,008     4,228
Compensation charge for issuance of stock options                                     87        75
Realized gain on sales of marketable securities, net                                  --      (658)
Changes in operating assets and liabilities - net of effect of business acquisitions -
(Increase) decrease in:
Accounts receivable, net                                                              64       494
Inventories, net                                                                    (475)      834
Other current assets                                                                 (90)    1,007
Other assets                                                                         (16)      113
(Decrease) in:
Accounts payable and accrued expenses                                             (3,091)   (4,648)
                                                                                 -------   -------

 Net cash used in operating activities                                            (8,818)   (5,989)
                                                                                 -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of marketable securities                                                 6,502    15,856
Capital expenditures                                                                (533)   (1,075)
Cash paid in connection with acquisition of businesses,
net of cash acquired                                                                  --    (5,401)
Purchase of non-marketable securities                                             (1,000)       --
                                                                                 -------   -------

 Net cash provided by investing activities                                         4,969     9,380
                                                                                 -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                             9,189        --
Net proceeds from sale of Series A Convertible Preferred Stock                        --     9,970
Exercise of stock options and warrants                                                 9       104
Payments of capital lease obligation                                                 (27)      (52)
                                                                                 -------   -------

 Net cash provided by financing activities                                         9,171    10,022
                                                                                 -------   -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          5,322    13,413

CASH AND CASH EQUIVALENTS, beginning of period                                    12,702     9,338
                                                                                 -------   -------

CASH AND CASH EQUIVALENTS, end of period                                         $18,024   $22,751
                                                                                 =======   =======

Supplemental disclosure of non-cash investing and financing activity:

Deferred compensation                                                            $   117        --
Fair value of Liberty Digital, Inc. common stock received in
connection with exchange transaction                                             $19,530        --
Fair value of common stock issued in connection with purchase of
businesses (Note 4)                                                                   --   $10,978

The accompanying Notes are an integral part of these financial statements.

                                                        ALLOY ONLINE, INC.

                          CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (AMOUNTS IN
                                                   THOUSANDS, EXCEPT SHARE DATA)

                                                                         (unaudited)
                                                          For the Three Months Ended April 30, 2001
                                       Common Stock                                                    Accumulated Other
                                     ---------------       Additional     Accumulated     Deferred       Comprehensive
                                      Shares    Amount  Paid-in Capital     Deficit     Compensation     Income (Loss)      Total
                                    ----------  ------  ----------------  ------------  -------------  ------------------  --------

Balance, February 1, 2001           21,245,958    $212         $140,864      ($52,905)         ($728)              $ 839   $88,282

Issuance of common stock for
acquisitions of businesses           1,437,320      14           10,964            --             --                  --    10,978

Cancellation of stock options
issued to employees                         --      --             (115)           --            115                  --        --

Amortization of deferred
compensation                                --      --               --            --             75                  --        75

Issuance of common stock pursuant
to the exercise of options and
warrants and the employee stock
purchase plan                          170,940       2              102            --             --                  --       104

Net loss                                    --      --               --        (7,434)            --                  --    (7,434)

Impact of beneficial conversion
feature in issuance of Series A
Convertible Preferred Stock                 --      --            2,769        (2,769)            --                  --        --

Issuance of warrants to purchase
common stock                                --      --            1,476            --             --                  --     1,476

Accretion of discount and
dividends on Series A Convertible
Preferred Stock                             --      --             (125)           --             --                  --      (125)

Loss on reclassification of
available-for-sale marketable
securities to trading securities,
net of other comprehensive income           --      --               --            --             --                (840)     (840)
                                    ----------  ------         --------   -----------   ------------   -----------------   -------

Balance, April 30, 2001             22,854,218    $228         $155,935      ($63,108)         ($538)                ($1)  $92,516
                                    ==========  ======         ========   ===========   ============   =================   =======

The accompanying Notes are an integral part of these financial statements.

                               ALLOY ONLINE, INC.
                               ------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Alloy Online, Inc. ("Alloy"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at April 30, 2001 and for all periods presented have been made. The results of operations for the periods ended April 30, 2001 and 2000 are not necessarily indicative of the operating results for a full year.

     Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements and accompanying notes (the "Notes") be read in conjunction with the financial statements and accompanying notes related to Alloy's fiscal year ended January 31, 2001 included in Alloy's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 filed with the Securities and Exchange Commission on May 1, 2001.

2.  BUSINESS

     Alloy was incorporated in the State of Delaware on January 22, 1996, and launched its Internet Web site (www.alloy.com) in August 1996. Alloy is a multi-channel media company and direct marketer providing community, content and commerce to the Generation Y marketplace (boys and girls between the ages of 10 and 24). Alloy's convergent media model employs an array of integrated online and offline media and marketing assets to reach the Generation Y market. Alloy's Web site, www.alloy.com, is a destination where Generation Y boys and girls can interact, share information, explore relevant content, and shop. Alloy's action sports Web site, www.ccs.com, offers a complete line of action sports (skateboarding, snowboarding and surfing) inspired clothing, shoes and hard goods from leading industry brands. Each of Alloy's Web sites is complemented by a significant direct mail catalog. Alloy has also acquired a developer of books targeted at Generation Y boys and girls, two companies that provide Generation Y marketing services and market research, an action sports magazine, and a producer of college guides and Web sites. Alloy leverages its media assets and contact points with members of Generation Y to drive sales of teen-focused apparel, accessories and action sports equipment, and sell comprehensive marketing and advertising services packages to companies seeking to reach the Generation Y audience.

3.  NET LOSS PER SHARE

     The following table sets forth the computation of net loss per share. Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share" in the calculations below. Amounts in thousands, except share and per share data:

(unaudited)

                                                                    Three Months
                                                                   Ended April 30,
                                                                   ---------------
                                                                  2000          2001
                                                              -----------   -----------
Numerator:
Net loss                                                      $    (6,305)  $    (7,434)
Charge for beneficial conversion feature
of preferred stock issued                                              --        (2,769)
Dividend and accretion on preferred stock                              --          (125)
                                                              -----------   -----------

Net loss attributable to common
stockholders                                                  $    (6,305)  $   (10,328)
                                                              ===========   ===========

Denominator:
Weighted average shares
outstanding                                                    15,160,546    21,044,563
                                                              ===========   ===========

Basic and Diluted:
Net loss per share                                            $     (0.42)  $     (0.35)

Net loss attributable to common stockholders per share        $     (0.42)  $     (0.49)
                                                              ===========   ===========

The calculation of diluted net loss per share excludes the following securities that could potentially dilute basic earnings per share in the future because to do so would have been antidilutive for the applicable periods:

                                                                                (Unaudited)
                                                                      THREE MONTHS ENDED APRIL 30,
                                                                      ----------------------------
                                                                        2000                2001
                                                                      --------            --------
Options to purchase common stock                                       201,021             467,559
Warrants to purchase common stock                                      317,403              80,628
Conversion of Series A Convertible Preferred Stock                          --             877,193
Contingently issuable common shares pursuant to acquisitions            84,613             816,951
                                                                      --------          ----------
                                                                       603,037           2,242,331
                                                                      ========          ==========

4.  ACQUISITIONS

     On February 21, 2001, Alloy completed the acquisition of Strength Magazine from Rapid Service Company ("Rapid Service"), an Ohio corporation, pursuant to which Alloy issued 99,909 shares of unregistered common stock to Rapid Service, having a value of $1,180 (or $11.81 per share on the transaction date). Strength Magazine, operating out of Cincinnati, Ohio, is a lifestyle magazine primarily for teenage boys focusing on skateboarding and music. It is available via subscription and newsstands. In connection with the acquisition, Alloy has recorded approximately $1,404 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired, based upon a preliminary purchase price allocation. The goodwill is being amortized over a period of three years.

     On April 12, 2001, Alloy completed the acquisition of all the capital stock of Landon Media Group, Inc. ("Landon"), a Massachusetts corporation with a principal place of business in Westford, Massachusetts, in exchange for 1,314,348 shares of unregistered common stock, having a value of $9,800 (or $7.45 per share on the transaction date), $5,000 in cash, four future quarterly cash payments of $700 each, and contingently issuable warrants to purchase additional shares pursuant to the warrants' terms. Landon's primary asset as of the effective time of the acquisition was 100% of the issued and outstanding capital stock of Carnegie Communications, Inc., a Delaware corporation ("Carnegie"). Carnegie produces publications and Web sites that profile colleges and universities which are distributed to high school students, parents and guidance counselors. In connection with the acquisition, Alloy has recorded approximately $20,847 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired, based upon a preliminary purchase price allocation. The goodwill is being amortized over a period of five years.

     Summarized unaudited pro forma information reflecting the impact of acquisitions on Alloy's results of operations for the three month periods ended April 30, 2000 and April 30, 2001, assuming that all acquisitions that have occurred since February 1, 2000, which comprises the acquisitions of all the capital stock of Kubic Marketing, Inc., all the capital stock of Triple Dot Communications, Inc., all of the membership interests of Y-Access LLC, the assets and liabilities of Strength Magazine, and all of the capital stock of Landon, had occurred at the beginning of the periods, is as follows (amounts in thousands, except per share data):

                                                                   (unaudited)

                                                                THREE MONTHS ENDED
                                                          April 30, 2000   April 30, 2001
                                                          --------------   --------------

Revenues                                                       $16,542         $ 29,580
Net loss                                                        (9,302)          (7,997)
Net loss attributable to common stockholders                    (9,302)         (10,891)

Basic and diluted net loss per share                           $ (0.48)        $  (0.36)
Basic and diluted net loss per share attributable to
common stockholders                                            $ (0.48)        $  (0.50)


5.  DERIVATIVE FINANCIAL INSTRUMENTS

     In connection with the adoption of SFAS No. 133 on February 1, 2001, Alloy transferred 628,305 shares of Liberty Digital, Inc. ("LDIG") common stock together with equity collars on 600,000 shares of LDIG common stock that were previously designated as fair value hedges and classified as available-for-sale, to the classification of trading securities, pursuant to SFAS No. 133. The impact of the transfer was to recognize earnings of $854 as of February 1, 2001, representing the net unrealized holding gain for the securities as of February 1, 2001. In March 2001, Alloy sold its LDIG shares and unwound the collars, which generated a net loss on the sales of the securities of $196, resulting in a total net gain during the quarter ended April 30, 2001 of $658. As of April 30, 2001, Alloy does not have any freestanding derivative instruments, or instruments with embedded derivative features.

6.  SERIES A CONVERTIBLE PREFERRED STOCK

     On February 16, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy's $.01 par value preferred stock consisting of 1,850,000 shares of the authorized unissued preferred stock as a Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a par value of $.01 per share with a liquidation preference of $9.50 per share. The Series A Preferred Stock pays an annual dividend of 3%, payable in additional shares of Series A Preferred Stock. In addition, the Series A Preferred Stock is mandatorily redeemable on February 16, 2006 at a price of $9.50 per share, plus accrued and unpaid cash dividends thereon. The Series A Preferred Stock is convertible at the holder's option into common stock of Alloy as is determined by dividing $9.50 by the initial conversion price of $11.40 and multiplying by each share of Series A Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Alloy. At any time after February 15, 2003, if the reported closing sales price of Alloy's common stock exceeds $25.00 per share for a period of ten consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series A Preferred Stock to convert their shares into common stock of Alloy.

     Also, on February 16, 2001, Alloy received an investment of $10,000 from St. Paul Venture Capital VI, LLC ("SPVC VI") in exchange for 1,052,632 shares of Alloy's Series A Preferred Stock, which are immediately convertible into 877,193 shares of Alloy common stock. In addition, SPVC VI received a warrant to purchase 307,018 shares of Alloy's common stock at an exercise price of $12.83 per share. The fair value of the warrant issued in connection with the Series A Preferred Stock was estimated as $1,475 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature as of the date of the transaction in the amount of approximately $2,769 which reduced earnings attributable to common shareholders in the fiscal quarter ended April 30, 2001.

7.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. We have presented our condensed consolidated statements of operations for the three month period ended April 30, 2001 in accordance with this issue. Furthermore, we have re-classified Alloy's condensed consolidated statements of operations for the three months ended April 30, 2000 to conform with this issue as we formerly netted Alloy's shipping and handling revenues with the related costs and included the residual amount as selling and marketing expenses. The impact of this re-classification resulted in an increase of net merchandise revenues of $690 for the three months ended April 30, 2000, offset by an equivalent increase in selling and marketing expenses for this period. Furthermore, EITF Issue No. 00-10 requires that if shipping costs or handling costs are significant and are not included in cost of sales, these costs and the line items which include them on the income statement should be disclosed. Alloy includes these costs in the Selling and Marketing expenses line in its Condensed Consolidated Statements of Operations. These costs were $2,339 and $601 for the three months ended April 30, 2001 and April 30, 2000, respectively.

     The Financial Accounting Standards Board is expected to issue a new pronouncement on business combinations and intangible assets in the near term. This statement will include, among other things, a provision that all amortization of goodwill will cease as of the required adoption date. Upon adoption, entities will be required to evaluate, using the requirements of the new statement, the carrying amount of goodwill with respect to its fair value and to record impairment charges when the carrying value of goodwill exceeds its fair value. With the exception of the elimination of goodwill amortization, Alloy has not determined the potential impact that will result upon adoption of this new statement, but will comply with the provisions of the new statement as of the required adoption date. Accordingly, if impairments arise in future periods, Alloy will be required to record a charge against earnings to reflect such impairment.

8.  SEGMENT REPORTING

 Alloy has two operating segments: direct marketing and content. Reportable data for Alloy's operating segments were as follows for the three months ended April 30, 2001 and April 30, 2000:

                                                                          (Unaudited)
                                                         Direct Marketing   Content   All Other  Consolidated
                                                         -----------------  --------  ---------  -------------
RESULTS FOR THE THREE MONTHS ENDED APRIL 30, 2001:
Revenue from external customers                                  $27,485    $  756     $    --      $ 28,241
Operating loss before goodwill amortization                       (4,465)      (89)         --        (4,554)
Goodwill amortization                                             (3,284)     (457)         --        (3,741)
Interest income, net                                                  --        --         203           203
Realized gain on sales of marketable securities, net                  --        --         658           658
(Loss) income before taxes                                        (7,749)     (546)        861        (7,434)
Net (loss) income                                                 (7,749)     (546)        861        (7,434)
Total assets                                                     $92,876    $7,500     $22,776      $123,152

RESULTS FOR THE THREE MONTHS ENDED APRIL 30, 2000:
Revenue from external customers                                  $ 7,689    $  661     $     -      $  8,350
Operating (loss) income before goodwill amortization              (5,961)       34          --        (5,927)
Goodwill amortization                                               (442)     (369)         --          (811)
Interest income, net                                                  --        --         433           433
(Loss) income before taxes                                        (6,403)     (335)        433        (6,305)
Net (loss) income                                                 (6,403)     (335)        433        (6,305)
Total assets                                                     $16,819    $8,220     $59,299      $ 84,338


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See Special Note Regarding Forward-Looking Statements.

OVERVIEW

     We are a multi-channel media company and direct marketer providing community, content and commerce to Generation Y, the approximately 58 million boys and girls between the ages of 10 and 24. We are a leading brand for this influential generation, which the Census Bureau estimates will grow 19.5% faster than the overall U.S. population and accounts for more than $250 billion of annual disposable income. Our convergent media model employs an array of integrated online and offline media and marketing assets to reach the Generation Y market. Our Web site, www.alloy.com, is a destination where Generation Y boys and girls can interact, share information, explore compelling and relevant content, and shop. Our action sports Web site, www.ccs.com, offers a complete line of action sports (skateboarding, snowboarding and surfing) inspired clothing, shoes and hard goods from leading industry brands. Each of these Web sites is complemented by a significant direct mail catalog. We leverage our media assets and contact points with Generation Y boys and girls to drive sales of teen-focused apparel, accessories and action sports equipment, and sell comprehensive marketing and advertising services packages to companies seeking to reach the Generation Y audience.

     Our revenues consist of merchandise revenues and sponsorship and other revenues. We generate merchandise revenues through both our Alloy and CCS catalogs and Web sites. We generate sponsorship and other revenues primarily through the sale of sponsorships, banner advertisements, co-marketing programs and other revenue sharing arrangements on our Web sites and in our catalogs. Revenues from sales of merchandise are recognized at the time products are shipped to customers. Revenues from sponsorships, advertising and other arrangements are recognized during the period in which the sponsorship or advertisement is displayed, provided that no significant performance obligations remain and the collection of the related receivable is probable.

     We were incorporated in January 1996, launched our www.alloy.com Web site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues have been generated through merchandise sales; however, we expect sponsorship and other revenues to increase in future periods as a result of our plan to increase visitors to our Web sites and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our Initial Public Offering (the "Offering") and received approximately $50.1 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to our initial public offering. In April 2000, we consummated a financial and strategic arrangement with Liberty Digital, Inc. ("LDIG"), a subsidiary of Liberty Media Group, Inc., pursuant to which we issued 2,922,694 shares of its common stock to a subsidiary of LDIG in exchange for $10 million in cash and 837,740 shares of LDIG common stock.

     We incurred net losses of approximately $6.4 million for the year ended January 31, 1999, $14.9 million for the year ended January 31, 2000, $29.7 million for the year ended January 31, 2001 and $7.4 million for the three months ended April 30, 2001. At April 30, 2001 we had an accumulated deficit of $63.1 million. The net losses and accumulated deficit resulted primarily from the costs associated with developing our Alloy and CCS Web sites and name database of Generation Y members, attracting users to our Web sites, establishing the Alloy and CCS brands, and amortizing goodwill resulting from acquisitions we have made. Because of our plans to continue to invest in marketing and promotion, to hire additional employees, to develop our Web sites and operating infrastructure, and to make strategic acquisitions, we expect to incur significant net losses for the foreseeable future. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustained in future periods.

RESULTS OF OPERATIONS

     The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

                                        THREE MONTHS ENDED APRIL 30,
                                        ----------------------------
                                                2000     2001
                                               ------   ------

Net merchandise revenues.....................    73.6%    84.0%
Sponsorship and other revenues...............    26.4     16.0
                                               ------   ------

Total revenues...............................   100.0    100.0
Cost of goods sold...........................    35.9     43.8
                                               ------   ------

Gross profit.................................    64.1     56.2
Operating expenses:
Selling and marketing........................   110.0     61.9
General and administrative...................    25.0     10.4
Amortization of goodwill.....................     9.7     13.2
                                               ------   ------
Total operating expenses.....................   144.7     85.5

Loss from operations.........................   (80.6)   (29.3)
Interest income, net.........................     5.2      0.7
Gain on sales of marketable securities, net..      --      2.3
                                               ------   ------

Net loss.....................................  (75.4)%  (26.3)%

THREE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 2001

     Revenues

     Merchandise Revenues. Net merchandise revenues increased from $6.1 million in the three months ended April 30, 2000 to $23.7 million in the three months ended April 30, 2001, a 286.5% increase. The increase in merchandise revenues for the first quarter of fiscal 2001 versus the first quarter of fiscal 2000 was due primarily to the increased size of our name database to which we marketed our merchandise offerings, our broadened merchandise assortment, and the inclusion of merchandise sales from our CCS catalog and www.ccs.com Web site.

     Sponsorship and Other Revenues. Sponsorship and other revenues increased to $4.5 million in the first quarter of fiscal 2001 from $2.2 million in the first quarter of fiscal 2000, an increase of 104.1% due primarily to the selling efforts by our in-house advertising sales force which expanded relationships with existing advertising clients and established new relationships in the first quarter of fiscal 2001. The addition of marketing consulting and market research services through our Triple Dot subsidiary also promoted revenue growth in the three months ended April 30, 2001.

     Cost of Goods Sold

     Cost of goods sold consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide, the catalogs we develop and the magazines we produce. Our cost of goods sold increased from $3.0 million in the three months ended April 30, 2000 to $12.4 million in the three months ended April 30, 2001, a 312.0% increase. The increase in cost of goods sold in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 was due primarily to the increase in merchandise sales to our growing customer base.

     Our gross profit as a percentage of total revenues decreased from 64.1% in the three months ended April 30, 2001 to 56.2% in the three months ended April 30, 2001 due to the larger percentage of merchandise revenues in the total revenue mix for the first quarter of fiscal 2001, as well as the inclusion of CCS' lower merchandise gross margins in the three months ended April 30, 2001.

     Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of Alloy catalog production and mailing costs; our Alloy and CCS call centers and fulfillment operations expenses; freight costs to deliver goods to our merchandise customers; salaries of our sales and marketing personnel; marketing costs; and expenses related to the maintenance and marketing of our Web sites. These expenses increased 90.3% from $9.2 million in the three months ended April 30, 2000 to $17.5 million in the three months ended April 30, 2001 due to the increased costs incurred in marketing, selling and shipping to our expanded name database; the hiring of additional sales and marketing personnel; and increased spending on Web site maintenance. As a percentage of total revenues, our selling and marketing expenses decreased from 110.0% in first quarter of fiscal 2000 to 61.9% in the first quarter of fiscal 2001 primarily due to our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity and reduced general advertising and marketing activity. Pursuant to the consensus reached in EITF Issue No. 00-10, we have reclassified in our consolidated condensed statement of operations for the three months ended April 30, 2000 shipping and handling revenues and the related shipping and handling costs that were previously netted, with the residual amount included in selling and marketing expenses. The impact of this reclassification resulted in an increase of selling and marketing expenses of $690 in the three months ended April 30, 2000. Shipping and handling costs, which we include in selling and marketing expenses, were $2.3 million and $601,000 for the three months ended April 30, 2001 and April 30, 2000, respectively.

     We expect selling and marketing expenses in both our operating segments to continue to increase significantly in future periods. We believe that these increases will be principally related to expanded marketing to our growing name database and the costs associated with fulfilling and shipping an anticipated increased number of merchandise orders resulting therefrom. In addition, we expect to continue hiring additional sales and marketing personnel in an effort to drive increased advertising and sponsorship sales to more companies that seek to reach the Generation Y community.

     General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 41.2% from $2.1 million in the three months ended April 30, 2000 to $2.9 million in the three months ended April 30, 2001. As a percentage of total revenues, our general and administrative expenses decreased from 25.0% in the first quarter of fiscal 2000 to 10.4% in the first quarter of fiscal 2001 as we spread fixed costs over an expanded revenue base. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses associated with a growing a public company such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses in both our operating segments to grow as we hire additional personnel, and we expect to incur additional expenses related to the growth of our business and our operations as a public company.

     Amortization of Goodwill. Amortization of goodwill was approximately $3.7 million in the three months ended April 30, 2001 as compared to $811,000 in the three months ended April 30, 2000. The increase in goodwill amortization in the first quarter of fiscal 2001 was due to the amortization of goodwill associated with our acquisition of all the capital stock of Kubic Marketing, Inc. in July 2000; our acquisition of all the capital stock of Triple Dot Communications, Inc. in December 2000; our acquisition of all of the membership interests of Y-Access, LLC in January 2001; our acquisition of the assets and liabilities of Strength Magazine from Rapid Service Company in February 2001; and our acquisition of all the capital stock of Landon Media Group, Inc. in April 2001. These acquisitions were all accounted for under the purchase method of accounting.

     Loss from Operations

     As described above, we continue to invest heavily to build the Alloy and CCS brands, grow and market to our name database, enhance and attract visitors to our Web sites, increase the number of our employees to support a growing operation, and make strategic acquisitions. For the foregoing reasons, our loss from operations increased from $6.7 million in first quarter of fiscal 2000 to $8.3 million in the first quarter of fiscal 2001, an increase of 23.1%.

     Interest Income, Net

     Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. In the three months ended April 30, 2001 we generated net interest income of $203,000 versus $433,000 in the three months ended April 30, 2000 due to the higher cash and marketable securities balances we carried during the first quarter of fiscal 2000.

     Gain on Sales of Marketable Securities, Net

     In the three months ended April 30, 2001, we sold the remainder of our holdings of LDIG common stock and unwound the equity collars associated with this stock ownership position. As a result of these transactions, we recorded a net gain on the sale of marketable securities of $658,000 in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. In May 1999, we raised approximately $50.1 million in net proceeds upon the closing of our Initial Public Offering. In April 2000, we raised $9.2 million in net cash proceeds and acquired 837,740 shares of LDIG common stock in connection with our sale of 2,922,694 shares of our common stock to a subsidiary of LDIG. In February 2001, we raised approximately $10.0 million from the sale of Series A Convertible Preferred Stock to St. Paul Venture Capital VI, LLC. At April 30, 2001, we had approximately $22.8 million of cash and cash equivalents. Our principal commitments at April 30, 2001 consisted of accounts payable, accrued expenses and obligations under operating and capital leases.

     Net cash used in operating activities was $6.0 million in the three months ended April 30, 2001 compared to $8.8 million in the three months ended April 30, 2000. The principal use of cash for both periods was to fund our losses from operations.

     Cash provided by investing activities was $9.4 million in the first quarter of fiscal 2001 due to the net effect of sales and maturities of marketable securities, offset by the application of $5.4 million of these proceeds to the acquisition of businesses, primarily Landon Media Group, Inc., and $1.1 million of capital expenditures. Cash provided by investing activities of $5.0 million in the first quarter of fiscal 2000 consisted of $6.5 million generated from the sale and maturity of marketable securities offset by $533,000 of capital expenditures and $1.0 million invested in a private company.

     Net cash provided by financing activities was $9.2 million in the three months ended April 30, 2000 from the net cash proceeds of our sale of 2,922,694 shares of our common stock to a subsidiary of LDIG. In the three months ended April 30, 2001, net cash provided by financing activities totaled $10.0 million primarily from the proceeds raised in the issuance of Series A Convertible Preferred Stock. As a result of the issuance of the Series A Convertible Preferred Stock, we recorded a beneficial conversion feature of $2.8 million and accretion and dividends of $125,000 in the three months ended April 30, 2001 which together increased the net loss attributable to common stockholders by $2.9 million in the period.

     We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we build our brands and name database; and that our operating expenses will be a material use of our cash resources. We believe that in light of our liquidity position as of April 30, 2001 consisting of $22.8 million of cash and marketable securities, our existing working capital and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, other than potential acquisitions, for at least the next 24 months, although we will consider attractive opportunities to raise additional capital should these opportunities arise. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board is expected to issue a new pronouncement on business combinations and intangible assets in the near term. This statement will include, among other things, a provision that all amortization of goodwill will cease as of the required adoption date. Upon adoption, entities will be required to evaluate, using the requirements of the new statement, the carrying amount of goodwill with respect to its fair value and to record impairment charges when the carrying value of goodwill exceeds its fair value. With the exception of the elimination of goodwill amortization, Alloy has not determined the potential impact that will result upon adoption of this new statement, but will comply with the provisions of the new statement as of the required adoption date. Accordingly, if impairments arise in future periods, Alloy will be required to record a charge against earnings to reflect such impairment.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "may," "could," "plan," "believe," "estimate," "expect" and "intend" and similar expressions are intended to identify such forward-looking statements.

     Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our expected future losses; our planned sales and marketing campaigns may not attract sufficient additional visitors to our Web sites; our planned sales and marketing campaigns may not increase our revenues or generate additional revenue streams; we lack experienced management and personnel; we may fail to further develop our internal sales and marketing organization to attract promotions, sponsorship, advertising and other revenues; we may not be able to adapt as Internet technologies and customer demands continue to evolve; increased competition in the online commerce market would reduce our revenues; we may experience business disruptions with third parties that provide us with essential business operations; and general economic conditions. These and other risks are discussed in our Annual Report on Form 10-K for the year ended January 31, 2001 and filed with the Securities and Exchange Commission on May 1, 2001.

     Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we not any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As a result of our sale of our remaining holdings of LDIG common stock and the unwinding of the associated equity collars during the three months ended April 30, 2001, our exposure to market risk is principally confined to our cash equivalents and marketable securities, all of which have maturities of less than twelve months. As of April 30, 2001, our holding of equity securities was approximately $25,000.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not involved in any legal proceedings that are material to our business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

   (a)  Not applicable.

   (b)  Not applicable.

   (c)  Sales of Unregistered Securities.

     On February 16, 2001, we received an investment of $10 million from St. Paul Venture Capital VI, LLC ("SPVC VI") in exchange for 1,052,632 shares of our Series A Preferred Stock, which are immediately convertible into 877,193 shares of our common stock. In addition, SPVC VI received a warrant to purchase 307,018 shares of our common stock at an exercise price of $12.83 per share.
The Series A Preferred Stock is redeemable after five years and pays an annual dividend of 3% payable in additional shares of Series A Preferred Stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, (the "Act") pursuant to Rule 506 of Regulation D.

     On February 21, 2001, we completed the acquisition of Strength Magazine from Rapid Service Company ("Rapid Service"), an Ohio corporation, pursuant to which we issued 99,909 shares of unregistered common stock to Rapid Service. Of these shares, 19,981 have been placed in escrow as security for the indemnification of obligations of the former securityholders of Rapid Service to us under the definitive assets purchase agreement between us, Strength Publishing, Inc., a Delaware corporation, and Rapid Service. The shares of unregistered common stock are subject to the restrictions set forth in the separate Investment Representation and Lockup Agreement between us and Rapid Service. This transaction was exempt from registration under the Act, pursuant to Rule 505 of Regulation D.

     On April 12, 2001, we completed the acquisition of all the capital stock of Landon Media Group, Inc. ("Landon"), a Massachusetts corporation, in exchange for 1,314,348 shares of unregistered common stock issued to the former shareholders of Landon, $5 million in cash, four future quarterly cash payments of $700,000 each, and warrants to purchase additional shares of common stock pursuant to the terms and conditions of the warrants. Landon's primary asset as of the effective time of the acquisition was 100% of the issued and outstanding capital stock of Carnegie Communications, Inc., a Delaware corporation ("Carnegie"). Of the shares issued in this transaction, 197,153 have been placed in escrow as security for the indemnification of obligations of the former shareholders of Landon to us under the definitive merger agreement between us, Landon, Carnegie, and the stockholders of Landon. The shares of unregistered common stock are subject to the restrictions set forth in the separate Investment Representation and Lockup Agreements between us and each of the former stockholders of Landon. This transaction was exempt from registration under the Act, pursuant to Rule 506 of Regulation D.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the three months ended April 30, 2001.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(A)   Exhibits
---------------

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


(B)   Reports on Form 8-K.
---------------------------

    On April 26, 2001, we filed a Current Report on Form 8-K under Item 2 regarding the acquisition of Landon Media Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALLOY ONLINE, INC.

Date:  June 14, 2001          By: /s/ Samuel A. Gradess
       -------------              -------------------------

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