Form 10-Q
period 2001-07-31
ALLOY ONLINE INC
filed 2001-09-14
CIK 1080359

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 2001

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  For the transition period from           to
                  -------------------------------------------
                       Commission file number:  0-26023

                                  ALLOY, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 04-3310676
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
                       of incorporation or organization)

            151 West 26th Street, 11th floor, New York, NY    10001
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

As of September 5, 2001, the registrant had 25,066,768 shares of common stock, $.01 par value per share, outstanding. All share numbers referenced in this quarterly report reflect a 1.128-for-1 stock split of all outstanding shares of Common Stock effected by Alloy, Inc. on May 13, 1999.

                                  ALLOY, INC.

                                   CONTENTS

PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.   Financial Statements
Consolidated Condensed Balance Sheets, July 31, 2001 (unaudited)
and January 31, 2001 (audited)..........................................    3

Consolidated Condensed Statements of Operations, Three Months Ended
July 31, 2001 (unaudited) and July 31, 2000 (unaudited).................    4

Consolidated Condensed Statements of Comprehensive Loss,
Three Months Ended July 31, 2001 (unaudited) and July 31, 2000
(unaudited).............................................................    5

Consolidated Condensed Statements of Operations, Six Months Ended
July 31, 2001 (unaudited) and July 31, 2000 (unaudited).................    6

Consolidated Condensed Statements of Comprehensive Loss,
Six Months Ended July 31, 2001 (unaudited) and July 31, 2000
(unaudited).............................................................    7

Consolidated Condensed Statements of Cash Flows, Six Months Ended
July 31, 2001 (unaudited) and July 31, 2000 (unaudited).................    8

Consolidated Condensed Statement of Changes in Stockholders' Equity,
Six Months Ended July 31, 2001 (unaudited)..............................    9

Notes to Consolidated Condensed Financial Statements (unaudited)........   10

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations...............................................   15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....   22

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................   23

Item 2.   Changes in Securities and Use of Proceeds.....................   23

Item 3    Defaults Upon Senior Securities...............................   23

Item 4.   Submission of Matters to a Vote of Security Holders...........   23

Item 5    Other Information.............................................   24

Item 6.   Exhibits and Reports on Form 8-K..............................   25

SIGNATURES..............................................................   26

EXHIBIT INDEX...........................................................   27

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  ALLOY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                     ------

                                                                                           January 31,    July 31,
                                                                                              2001          2001
                                                                                              ----          ----

                                                                                           (audited)     (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                     $  9,338     $ 29,633
Available-for-sale marketable securities                                                        16,064        5,626
Accounts receivable, net                                                                         3,416        3,843
Inventories, net                                                                                13,200       14,534
Prepaid catalog costs                                                                            1,330        2,388
Other current assets                                                                               575        1,975
                                                                                              --------     --------

TOTAL CURRENT ASSETS                                                                            43,923       57,999

Property and equipment, net                                                                      5,841        6,308
Goodwill, net                                                                                   55,963       71,502
Other assets                                                                                     1,181        1,173
                                                                                              --------     --------

TOTAL ASSETS                                                                                  $106,908     $136,982
                                                                                              ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
Accounts payable, accrued expenses and other
current liabilities                                                                           $ 18,523     $ 23,993
                                                                                              --------     --------

TOTAL CURRENT LIABILITIES                                                                       18,523       23,993

Long-term liabilities                                                                              103           61

Series A Convertible Redeemable Preferred Stock, $9.50 per share liquidation preference,
$.01 par value, 1,850,000 shares issued, 0 and 1,052,632 shares outstanding,
respectively (Note 6)                                                                               --        8,771

Series B Convertible Redeemable Preferred Stock, $10,000 per share liquidation preference,
$.01 par value, 3,000 shares issued, 0 and 1,815 shares outstanding,
respectively (Note 6)                                                                               --       14,527

STOCKHOLDERS' EQUITY:
Common Stock; $.01 par value; 50,000,000 shares authorized; 21,245,958
and 23,131,541 shares issued and outstanding, respectively                                         212          231
Additional paid-in capital                                                                     140,864      163,933
Accumulated deficit                                                                            (52,905)     (74,072)
Deferred compensation                                                                             (728)        (462)
Accumulated other comprehensive income (loss)                                                      839           --
                                                                                              --------     --------

TOTAL STOCKHOLDERS' EQUITY                                                                      88,282       89,630
                                                                                              --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $106,908     $136,982
                                                                                              ========     ========

The accompanying Notes are an integral part of these financial statements.

                                  ALLOY, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                  For the three months
                                                      ended July 31,
                                                   2000           2001
                                                -----------   -----------

NET MERCHANDISE REVENUES                        $     9,739   $    21,780

SPONSORSHIP AND OTHER REVENUES                        2,571         6,955
                                                -----------   -----------

TOTAL REVENUES                                       12,310        28,735

COST OF GOODS SOLD                                    4,462        12,650
                                                -----------   -----------

GROSS PROFIT                                          7,848        16,085
                                                -----------   -----------

OPERATING EXPENSES:
Selling and marketing                                10,960        15,405
General and administrative                            2,966         3,341
Goodwill amortization                                 1,204         4,613
                                                -----------   -----------

TOTAL OPERATING EXPENSES                             15,130        23,359
                                                -----------   -----------

LOSS FROM OPERATIONS                                 (7,282)       (7,274)

INTEREST INCOME, NET                                    386           286
                                                -----------   -----------

NET LOSS                                        $    (6,896)  $    (6,988)
                                                -----------   -----------

CHARGE FOR BENEFICIAL CONVERSION FEATURE
OF PREFERRED STOCK ISSUED (Note 6):                      --         3,976
PREFERRED STOCK DIVIDENDS AND ACCRETION                  --           368
                                                -----------   -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $    (6,896)  $   (11,332)
                                                ===========   ===========

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK (Note 3):

Net loss                                        $     (0.38)  $     (0.31)
                                                ===========   ===========

Net loss attributable to common stockholders    $     (0.38)  $     (0.51)
                                                ===========   ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:                              17,958,137    22,254,923
                                                ===========   ===========

The accompanying Notes are an integral part of these financial statements.

                                  ALLOY, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                            (AMOUNTS IN THOUSANDS)

                                  (unaudited)

                                                               For the three months
                                                                  ended July 31,
                                                                 2000        2001
                                                               --------    --------
Net loss                                                       $ (6,896)   $ (6,988)
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on available-for-sale securities      (3,324)          1
                                                               --------    --------

Comprehensive loss                                             $(10,220)   $ (6,987)
                                                               ========    ========

The accompanying Notes are an integral part of these financial statements.

                                  ALLOY, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                          For the six months
                                                            ended July 31,
                                                          2000          2001
                                                      -----------   -----------

NET MERCHANDISE REVENUES                              $    15,881   $    45,513

SPONSORSHIP AND OTHER REVENUES                              4,781        11,463
                                                      -----------   -----------

TOTAL REVENUES                                             20,662        56,976

COST OF GOODS SOLD                                          7,463        25,013
                                                      -----------   -----------

GROSS PROFIT                                               13,199        31,963
                                                      -----------   -----------

OPERATING EXPENSES:
Selling and marketing                                      20,149        32,888
General and administrative                                  5,055         6,290
Goodwill amortization                                       2,015         8,354
                                                      -----------   -----------

TOTAL OPERATING EXPENSES                                   27,219        47,532
                                                      -----------   -----------

LOSS FROM OPERATIONS                                      (14,020)      (15,569)

INTEREST INCOME, NET                                          819           489
GAIN ON SALES OF MARKETABLE SECURITIES, NET (Note 5)           --           658
                                                      -----------   -----------

NET LOSS                                              $   (13,201)  $   (14,422)
                                                      -----------   -----------

CHARGE FOR BENEFICIAL CONVERSION FEATURE
OF PREFERRED STOCK ISSUED (Note 6)                             --         6,745
PREFERRED STOCK DIVIDENDS AND ACCRETION                        --           493
                                                      -----------   -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS          $   (13,201)  $   (21,660)
                                                      ===========   ===========

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK (Note 3):

Net loss                                              $     (0.80)  $     (0.67)
                                                      ===========   ===========

Net loss attributable to common stockholders          $     (0.80)  $     (1.00)
                                                      ===========   ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:                                    16,574,713    21,659,774
                                                      ===========   ===========

The accompanying Notes are an integral part of these financial statements.

                                  ALLOY, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                            (AMOUNTS IN THOUSANDS)

                                  (unaudited)

                                                         For the six months
                                                            ended July 31,
                                                         2000           2001
                                                      -----------   -----------

Net loss                                              $   (13,201)  $   (14,422)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities        3,953            15
                                                      -----------   -----------

Comprehensive loss                                    $    (9,248)  $   (14,407)
                                                      ===========   ===========

The accompanying Notes are an integral part of these financial statements.

                                  ALLOY, INC.

    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (AMOUNTS IN THOUSANDS)
                                  (unaudited)

                                                                                         For the six months
                                                                                           ended July 31,
                                                                                           2000       2001
                                                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $(13,201)  $(14,422)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                                               2,481      9,381
Compensation charge for issuance of stock options                                             267        151
Realized gain on sales of marketable securities, net                                           --       (658)
Changes in operating assets and liabilities - net of effect of business acquisitions -
(Increase) decrease in:
Accounts receivable, net                                                                     (306)      (184)
Inventories, net                                                                           (2,942)    (1,303)
Other current assets                                                                       (2,489)      (383)
Other assets                                                                                  (93)        (1)
Increase (decrease) in:
Accounts payable and accrued expenses                                                         524     (2,846)
                                                                                         --------   --------

Net cash used in operating activities                                                     (15,759)   (10,265)
                                                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of marketable securities                                                         13,066     10,257
Capital expenditures                                                                       (1,767)    (1,404)
Cash paid in connection with acquisition of businesses,
net of cash acquired                                                                      (10,531)    (5,872)
Purchase of mailing list                                                                       --        (30)
Purchase of non-marketable securities                                                      (1,000)        --
                                                                                         --------   --------

Net cash (used in) provided by investing activities                                          (232)     2,951
                                                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                                      9,189         --
Net proceeds from sale of Series A and Series B Convertible Preferred Stock                    --     26,720
Exercise of stock options and warrants                                                          9        958
Payments of capital lease obligation                                                          (47)       (69)
                                                                                         --------   --------

Net cash provided by financing activities                                                   9,151     27,609
                                                                                         --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (6,840)    20,295

CASH AND CASH EQUIVALENTS, beginning of period                                             12,702      9,338
                                                                                         --------   --------

CASH AND CASH EQUIVALENTS, end of period                                                 $  5,862   $ 29,633
                                                                                         ========   ========

Supplemental disclosure of non-cash investing and financing activity:

Deferred compensation                                                                    $    117         --
Fair value of Liberty Digital, Inc. common stock received in
connection with exchange transaction                                                     $ 19,530         --
Fair value of common stock issued in connection with purchase of
businesses (Note 4)                                                                      $ 40,033   $ 12,077
Accumulated other comprehensive income                                                   $  3,953         15
The accompanying Notes are an integral part of these financial statements.

                                  ALLOY, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (AMOUNTS IN
                         THOUSANDS, EXCEPT SHARE DATA)
                                 (unaudited)

                                                                 For the Six Months Ended July 31, 2001
                                       Common Stock                                                    Accumulated Other
                                     ---------------       Additional     Accumulated     Deferred       Comprehensive
                                       Shares   Amount  Paid-in Capital     Deficit     Compensation     Income (Loss)       Total
                                      --------- ------  ----------------  ------------  -------------  ------------------  -------
Balance, February 1, 2001            21,245,958   $212         $140,864      ($52,906)         ($728)              $ 839   $ 88,281

Issuance of common stock for
acquisitions of businesses            1,510,610     15           12,062            --             --                  --     12,077

Cancellation of stock options
issued to employees                          --     --             (115)           --            115                  --         --

Amortization of deferred
compensation                                 --     --               --            --            151                  --        151

Issuance of common stock pursuant
to the exercise of options and
warrants and the employee stock
purchase plan                           374,973      4              955            --             --                  --        959

Net loss                                     --     --               --       (14,422)            --                  --    (14,422)

Impact of beneficial conversion
feature in issuance of Series A and
Series B Convertible Preferred Stock         --     --            6,745        (6,745)            --                  --         --

Issuance of warrants to purchase
common stock                                 --     --            3,916            --             --                  --      3,916

Accretion of discount and
dividends on Series A and Series B
Convertible Preferred Stock                  --     --             (493)           --             --                  --       (493)

Loss on reclassification of
available-for-sale marketable
securities to trading securities,
net of other comprehensive income            --     --               --            --             --                (839)      (839)
                                                                                                                    ----   --------

Balance, July 31, 2001               23,131,541   $231         $163,933      ($74,072)         ($462)                 --   $ 89,630
                                     ==========   ====         ========      ========          =====                ====   ========

The accompanying Notes are an integral part of these financial statements.

                                  ALLOY, INC.
                                  -----------

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  FINANCIAL STATEMENT PRESENTATION

       The accompanying financial statements have been prepared by Alloy, Inc. ("Alloy"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at July 31, 2001 and for all periods presented have been made. The results of operations for the periods ended July 31, 2001 and 2000 are not necessarily indicative of the operating results for a full year.

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

2.  BUSINESS

       Alloy was incorporated in the State of Delaware on January 22, 1996. Alloy is a youth-focused marketing company providing community, content, commerce and entertainment to Generation Y (ages 10 through 24), one of the fastest growing segments of the U.S. population. Alloy's convergent media model uses a range of media assets such as direct mail catalogs, Web sites, magazines, college and high school newspapers, and college guides to reach the Generation Y demographic group. Alloy leverages its reach in the Generation Y community by offering a host of marketing and advertising services to marketers seeking to connect with the youth market, as well as selling apparel, accessories, footwear, room furnishings and action sports equipment directly to teenagers and young adults.

3.  NET LOSS PER SHARE

       The following table sets forth the computation of net loss per share. Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share" in the calculations below. Amounts in thousands, except share and per share data:

(unaudited)

                                                                          Three Months
                                                                         Ended July 31,
                                                                         --------------

                                                                         2000          2001
                                                                     -----------   -----------
Numerator:
Net loss                                                             $    (6,896)  $    (6,988)
Charge for beneficial conversion feature
of preferred stock issued                                                     --        (3,976)
Dividend and accretion on preferred stock                                     --          (368)
                                                                     -----------   -----------

Net loss attributable to common
stockholders                                                         $    (6,896)  $   (11,332)
                                                                     ===========   ===========

Denominator:
Weighted average shares
outstanding                                                           17,958,137    22,254,923
                                                                     ===========   ===========
Basic and Diluted:
Net loss per share                                                   $     (0.38)  $     (0.31)
Net loss attributable to common stockholders per share               $     (0.38)  $     (0.51)
                                                                     ===========   ===========

Numerator:
Net loss                                                             $   (13,201)  $   (14,422)
Charge for beneficial conversion feature
of preferred stock issued                                                     --        (6,745)
Dividend and accretion on preferred stock                                     --          (493)
                                                                     -----------   -----------

Net loss attributable to common
stockholders                                                         $   (13,201)  $   (21,660)
                                                                     ===========   ===========

Denominator:
Weighted average shares
outstanding                                                           16,574,713    21,659,774
                                                                     ===========   ===========

Basic and Diluted:
Net loss per share                                                   $     (0.80)  $     (0.67)

Net loss attributable to common stockholders per share               $     (0.80)  $     (1.00)
                                                                     ===========   ===========

The calculation of diluted net loss per share excludes the following securities that could potentially dilute basic earnings per share in the future because to do so would have been antidilutive for the applicable periods:

                                                                            (Unaudited)
                                                                     THREE MONTHS ENDED July 31,
                                                                     ---------------------------

                                                                        2000               2001
                                                                        ----               ----
Options to purchase common stock                                       122,623            931,762
Warrants to purchase common stock                                      270,446              8,224
Conversion of Series A and Series B Convertible Preferred Stock             --          2,428,475
Contingently issuable common shares pursuant to acquisitions           629,575            424,855
                                                                     ---------          ---------

                                                                     1,022,644          3,793,316
                                                                     =========          =========

                                                                              (Unaudited)
                                                                       SIX MONTHS ENDED July 31,
                                                                       -------------------------

                                                                        2000               2001
                                                                        ----               ----
Options to purchase common stock                                       154,633            698,218
Warrants to purchase common stock                                      296,610              7,625
Conversion of Series A and Series B Convertible Preferred Stock             --          2,428,475
Contingently issuable common shares pursuant to acquisitions           629,575            424,855
                                                                     ---------          ---------

                                                                     1,080,818          3,559,173
                                                                     =========          =========

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

     On April 12, 2001, Alloy completed the acquisition of all the capital stock of Landon Media Group, Inc. ("Landon"), a Massachusetts corporation with a principal place of business in Westford, Massachusetts, in exchange for 1,314,348 shares of unregistered common stock, having a value of $9,800 (or $7.45 per share on the transaction date), $5,000 in cash, four future quarterly cash payments of $700 each, and contingently issuable warrants to purchase additional shares pursuant to the warrants' terms. These warrants have expired because the circumstances surrounding the potential issuance of shares did not occur. Landon's primary asset as of the effective time of the acquisition was 100% of the issued and outstanding capital stock of Carnegie Communications, Inc., a Delaware corporation ("Carnegie"). Carnegie produces publications and Web sites that profile colleges and universities which are distributed to high school students, parents and guidance counselors. In connection with the acquisition, Alloy has recorded approximately $20,847 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired, based upon a preliminary purchase price allocation. The goodwill is being amortized over a period of five years.

     Summarized unaudited pro forma information reflecting the impact of acquisitions on Alloy's results of operations for the six month periods ended July 31, 2000 and July 31, 2001, assuming that all acquisitions that have occurred since February 1, 2000, which comprises the acquisitions of all the capital stock of Kubic Marketing, Inc., all the capital stock of Triple Dot Communications, Inc., all of the membership interests of Y-Access LLC, the assets and liabilities of Strength Magazine, and all of the capital stock of Landon Media Group, Inc., had occurred at the beginning of the periods, is as follows (amounts in thousands, except per share data):

                                                           (unaudited)

                                                         SIX MONTHS ENDED
                                                   July 31, 2000  July 31, 2001
                                                   -------------  -------------

Revenues                                                $ 40,611       $ 58,442
Net loss                                                 (19,580)       (14,859)
Net loss attributable to common stockholders             (19,580)       (22,096)

Basic and diluted net loss per share                    $  (0.93)      $  (0.67)
Basic and diluted net loss per share attributable
to common stockholders                                  $  (0.93)      $  (1.00)

5. DERIVATIVE FINANCIAL INSTRUMENTS

     In connection with the adoption of SFAS No. 133 on February 1, 2001, Alloy transferred 628,305 shares of Liberty Digital, Inc. common stock together with equity collars on 600,000 shares of Liberty Digital common stock that were previously designated as fair value hedges and classified as available-for-sale, to the classification of trading securities, pursuant to SFAS No. 133. The impact of the transfer was to recognize earnings of $854 as of February 1, 2001, representing the net unrealized holding gain for the securities as of February 1, 2001. In March 2001, Alloy sold its Liberty Digital shares and unwound the collars, which generated a net loss on the sales of the securities of $196, resulting in a total net gain during the six months ended July 31, 2001 of $658. As of July 31, 2001, Alloy does not have any freestanding derivative instruments, or instruments with embedded derivative features.

6. SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

     On February 16, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy's $.01 par value preferred stock consisting of 1,850,000 shares of the authorized unissued preferred stock as a Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a par value of $.01 per share with a liquidation preference of $9.50 per share. The Series A Preferred Stock pays an annual dividend of 3%, payable in additional shares of Series A Preferred Stock. In addition, the Series A Preferred Stock is mandatorily redeemable on February 16, 2006 at a price of $9.50 per share, plus accrued and unpaid cash dividends thereon. The Series A Preferred Stock is convertible at the holder's option into common stock of Alloy as is determined by dividing $9.50 by the initial conversion price of $11.40 and multiplying by each share of Series A Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Alloy. At any time after February 15, 2003, if the reported closing sales price of Alloy's common stock exceeds $25.00 per share for a period of ten consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series A Preferred Stock to convert their shares into common stock of Alloy.

     Also, on February 16, 2001, Alloy received an investment of $10,000 from St. Paul Venture Capital VI, LLC ("SPVC VI") in exchange for 1,052,632 shares of Alloy's Series A Preferred Stock, which are immediately convertible into 877,193 shares of Alloy common stock. In addition, SPVC VI received a warrant to purchase 307,018 shares of Alloy's common stock at an exercise price of $12.83 per share. The fair value of the warrant issued in connection with the Series A Preferred Stock was estimated as $1,475 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature as of the date of the transaction in the amount of approximately $2,769 which reduced earnings attributable to common shareholders in the six months ended July 31, 2001.

     On June 20, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy's $.01 par value preferred stock consisting of 3,000 shares of the authorized unissued preferred stock as a Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has a par value of $.01 per share with a liquidation preference of $10,000 per share. The Series B Preferred Stock pays an annual dividend of 5.5%, payable in either additional shares of Series B Preferred Stock or cash, at Alloy's option. In addition, the Series B Preferred Stock is mandatorily redeemable on June 19, 2005 at a price of $10,000 per share, plus accrued and unpaid cash dividends thereon. The Series B Preferred Stock is convertible at the holder's option into common stock of Alloy as is determined by dividing $10,000 by the initial conversion price of $11.70 and multiplying by each share of Series B Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Alloy. At any time after June 20, 2002, if the reported closing sales price of Alloy's common stock exceeds $20.48 per share for a period of twenty consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series B Preferred Stock to convert their shares into common stock of Alloy.

     Also, on June 20, 2001, Alloy received an investment of $18,150 from various investors in exchange for 1,815 shares of Alloy's Series B Preferred Stock, which are immediately convertible into 1,551,282 shares of Alloy common stock. In addition, the Series B investors received warrants to purchase a total of 502,492 shares of Alloy's common stock at an exercise price of $12.46 per share. The fair value of the warrants issued in connection with the Series B Preferred Stock was estimated as $2,440 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature as of the date of the transaction in the amount of approximately $3,976 which reduced earnings attributable to common shareholders in the fiscal quarter ended July 31, 2001.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. We have presented our condensed consolidated statements of operations for the three month and six month periods ended July 31, 2001 in accordance with this issue. Furthermore, we have re-classified Alloy's condensed consolidated statements of operations for the three months and six months ended July 31, 2000 to conform with this issue as we formerly netted Alloy's shipping and handling revenues with the related costs and included the residual amount as selling and marketing expenses. The impact of this re-classification resulted in an increase of net merchandise revenues of $1,202 and $1,892 for the three months and six months ended July 31, 2000, respectively, offset by an equivalent increase in selling and marketing expenses for these periods. Furthermore, EITF Issue No. 00-10 requires that if shipping costs or handling costs are significant and are not included in cost of sales, these costs and the line items which include them on the income statement should be disclosed. Alloy includes these costs in the Selling and Marketing expenses line in its Condensed Consolidated Statements of Operations. These costs were $2,188 and $953 for the three months ended July 31, 2001 and July 31, 2000, respectively and $4,527 and $1,554 for the six months ended July 31, 2001 and July 31, 2000, respectively.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective February 1, 2002. Alloy is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective February 1, 2002 will have on its results of operations and financial position.

8.  SEGMENT REPORTING

Alloy has two operating segments: direct marketing and content. Reportable data for Alloy's operating segments were as follows for the three months and six months ended July 31, 2001 and July 31, 2000:

                                                                            (Unaudited)
                                                        Direct Marketing      Content    All Other   Consolidated
                                                        ----------------      -------    ---------   ------------
RESULTS FOR THE THREE MONTHS ENDED JULY 31, 2001:
Revenue from external customers                                 $ 27,796      $   939      $    --       $ 28,735
Operating loss before goodwill amortization                       (2,563)         (98)          --         (2,661)
Goodwill amortization                                             (4,127)        (486)          --         (4,613)
Interest income, net                                                  --           --          286            286
(Loss) income before taxes                                        (6,690)        (584)         286         (6,988)
Net (loss) income                                                 (6,690)        (584)         286         (6,988)
Total assets                                                    $ 94,509      $ 7,214      $35,259       $136,982

RESULTS FOR THE THREE MONTHS ENDED JULY 31, 2000:
Revenue from external customers                                 $ 11,677      $   633      $     -       $ 12,310
Operating (loss) income before goodwill amortization              (6,034)         (44)          --         (6,078)
Goodwill amortization                                               (835)        (369)          --         (1,204)
Interest income, net                                                  --           --          386            386
(Loss) income before taxes                                        (6,869)        (413)         386         (6,896)
Net (loss) income                                                 (6,869)        (413)         386         (6,896)
Total assets                                                    $ 80,438      $ 7,092      $37,251       $124,781

                                                        Direct Marketing      Content    All Other   Consolidated
                                                        ----------------      -------    ---------   ------------
RESULTS FOR THE SIX MONTHS ENDED JULY 31, 2001:
Revenue from external customers                                 $ 55,281      $ 1,695      $    --       $ 56,976
Operating loss before goodwill amortization                       (7,028)        (187)          --         (7,215)
Goodwill amortization                                             (7,411)        (943)          --         (8,354)
Interest income, net                                                  --           --          489            489
Realized gain on sales of marketable securities, net                  --           --          658            658
(Loss) income before taxes                                       (14,439)      (1,130)       1,147        (14,422)
Net (loss) income                                                (14,439)      (1,130)       1,147        (14,422)
Total assets                                                    $ 94,509      $ 7,214      $35,259       $136,982

RESULTS FOR THE SIX MONTHS ENDED JULY 31, 2000:
Revenue from external customers                                 $ 19,367      $ 1,295      $     -       $ 20,662
Operating (loss) income before goodwill amortization             (11,993)         (12)          --        (12,005)
Goodwill amortization                                             (1,278)        (737)          --         (2,015)
Interest income, net                                                  --           --          819            819
(Loss) income before taxes                                       (13,271)        (749)         819        (13,201)
Net (loss) income                                                (13,271)        (749)         819        (13,201)
Total assets                                                    $ 80,438      $ 7,092      $37,251       $124,781

9.  SUBSEQUENT EVENT

     On August 2, 2001, Alloy completed the acquisition of all the capital stock of CASS Communication, Inc. ("CASS"), an Illinois corporation with a principal place of business in Evanston, Illinois, in exchange for 1,720,392 shares of unregistered Alloy common stock, having a value of $29,109 (or $16.92 per share on the transaction date); $9,700 in cash; additional shares of Alloy common stock if CASS exceeds certain earnings targets over the 12-month period following the acquisition; and a contingent Note, which will not be payable, if at all, until four months after the effectiveness of the initial registration for resale of the shares of Alloy common stock issued in the acquisition, with the principal amount of the Note to be determined based on the average closing prices of Alloy common stock over such four month period. The maximum principal amount of the Note will be $10,000, and the Note will have no value if the closing price for Alloy common stock averages at least $11.28 per share in each of the four months over such four month period. Founded in 1968, CASS' contracts media and promotional channels include college and high school newspapers reaching over 21 million readers. Additionally, Cass reaches over 6.5 million students on college and high school campuses through its outdoor and display media assets, and provides marketers with full service event production and promotion capability.

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

OVERVIEW

We are a multi-channel media company and direct marketer providing community, content and commerce to Generation Y, the approximately 58 million boys and girls between the ages of 10 and 24. We possess recognized brands including "Alloy" and "CCS" for this generation, which the Census Bureau estimates will grow 19.5% faster than the overall U.S. population and accounts for more than $250 billion of annual disposable income. Alloy's convergent media model uses a range of media assets such as direct mail catalogs, Web sites, magazines, college and high school newspapers, and college guides to reach the Generation Y demographic group. Alloy leverages its reach in the Generation Y community by offering a host of marketing and advertising services to marketers seeking to connect with the youth market, as well as selling apparel, accessories, footwear, room furnishings and action sports equipment directly to teenagers and young adults.

Our revenues consist of merchandise revenues and sponsorship and other revenues. We generate merchandise revenues through both our Alloy and CCS catalogs and Web sites. We generate sponsorship and other revenues primarily through the sale of sponsorships, banner advertisements, co-marketing programs and other revenue sharing arrangements via the media assets we own or represent. Revenues from sales of merchandise are recognized at the time products are shipped to customers. Revenues from sponsorships, advertising and other arrangements are recognized during the period in which the sponsorship or advertisement is displayed, provided that no significant performance obligations remain and the collection of the related receivable is probable.

We were incorporated in January 1996, launched our www.alloy.com Web site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues have been generated through merchandise sales; however, we expect sponsorship and other revenues to increase in future periods as a result of our plan to increase our media reach and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our Initial Public Offering and received approximately $50.1 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to our Initial Public Offering. In April 2000, we consummated a financial and strategic arrangement with Liberty Digital, Inc. , a subsidiary of Liberty Media Group, Inc., pursuant to which we issued 2,922,694 shares of our common stock to a subsidiary of Liberty Digital in exchange for $10 million in cash and 837,740 shares of Liberty Digital common stock.

We incurred net losses of approximately $6.4 million for the year ended January 31, 1999, $14.9 million for the year ended January 31, 2000, $29.7 million for the year ended January 31, 2001 and $14.4 million for the six months ended July 31, 2001. At July 31, 2001 we had an accumulated deficit of $74.1 million. The net losses and accumulated deficit resulted primarily from the costs associated with developing our Alloy and CCS Web sites and name database of Generation Y members, attracting users to our Web sites, establishing the Alloy and CCS brands, and amortizing goodwill resulting from acquisitions we have made. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues or profitability they may not be sustained in future periods.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

                                          THREE MONTHS ENDED JULY 31,
                                          ---------------------------

                                             2000            2001
                                            ------          ------
Net merchandise revenues.................     79.1%           75.8%
Sponsorship and other revenues...........     20.9            24.2
                                            ------          ------
Total revenues...........................    100.0           100.0
Cost of goods sold.......................     36.2            44.0
                                            ------          ------
Gross profit.............................     63.8            56.0
Operating expenses:
Selling and marketing....................     89.0            53.6
General and administrative...............     24.1            11.6
Amortization of goodwill.................      9.8            16.1
                                            ------          ------
Total operating expenses.................    122.9            81.3

Loss from operations.....................    (59.1)          (25.3)
Interest income, net.....................      3.1             1.0
                                            ------          ------
Net loss.................................    (56.0)%         (24.3)%

THREE MONTHS ENDED JULY 31, 2000 AND JULY 31, 2001

Revenues

Merchandise Revenues. Net merchandise revenues increased from $9.7 million in the three months ended July 31, 2000 to $21.8 million in the three months ended July 31, 2001, a 123.6% increase. The increase in merchandise revenues for the second quarter of fiscal 2001 versus the second quarter of fiscal 2000 was due primarily to the increased size of our name database to which we marketed our merchandise offerings, our broadened merchandise assortment, and the inclusion of merchandise sales from our CCS catalog and www.ccs.com Web site for the full fiscal 2001 second quarter compared to only the last two weeks of our fiscal 2000 second quarter.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $7.0 million in the second quarter of fiscal 2001 from $2.6 million in the second quarter of fiscal 2000, an increase of 170.5% due primarily to the selling efforts by our in-house advertising sales force which expanded relationships with existing advertising clients and established new relationships in the second quarter of fiscal 2001. The addition of marketing and market research services through our Triple Dot and Private Colleges & Universities subsidiaries also promoted revenue growth in the three months ended July 31, 2001.

Cost of Goods Sold

Cost of goods sold consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide, the marketing publications we develop and the magazines we produce. Our cost of goods sold increased from $4.5 million in the three months ended July 31, 2000 to $12.7 million in the three months ended July 31, 2001, a 183.5% increase. The increase in cost of goods sold in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 was due primarily to the increase in merchandise sales to our growing customer base.

Our gross profit as a percentage of total revenues decreased from 63.8% in the three months ended July 31, 2001 to 56.0% in the three months ended July 31, 2001 due primarily to the inclusion of CCS' lower merchandise gross margins for the entire fiscal 2001 second quarter versus only the last two weeks of the fiscal 2000 second quarter.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of Alloy and CCS catalog production and mailing costs; our Alloy and CCS call centers and fulfillment operations expenses; freight costs to deliver goods to our merchandise customers; salaries of our sales and marketing personnel; marketing costs; and expenses related to the maintenance and marketing of our Web sites. These expenses increased 40.6% from $11.0 million in the three months ended July 31, 2000 to $15.4 million in the three months ended July 31, 2001 due to the increased costs incurred in marketing, selling and shipping to our expanded name database; the hiring of additional sales and marketing personnel; and increased spending on Web site maintenance. As a percentage of total revenues, our selling and marketing expenses decreased from 89.0% in second quarter of fiscal 2000 to 53.6% in the second quarter of fiscal 2001 primarily due to our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity and reduced general advertising and marketing activity. Pursuant to the consensus reached in EITF Issue No. 00-10, we have reclassified in our consolidated condensed statement of operations for the three months ended July 31, 2000 shipping and handling revenues and the related shipping and handling costs that were previously netted, with the residual amount included in selling and marketing expenses. The impact of this reclassification resulted in an increase of selling and marketing expenses of $1.2 million in the three months ended July 31, 2000. Shipping and handling costs, which we include in selling and marketing expenses, were $2.2 million and $953,000 for the three months ended July 31, 2001 and July 31, 2000, respectively.

We expect selling and marketing expenses in both our direct marketing and content business segments to continue to increase significantly in future periods. We believe that these increases will be principally related to expanded marketing to our growing name database and the costs associated with fulfilling and shipping an anticipated increased number of merchandise orders resulting therefrom. In addition, we expect to continue hiring additional sales and marketing personnel in an effort to increase advertising and sponsorship sales to more companies that seek to reach the Generation Y community.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 12.6% from $3.0 million in the three months ended July 31, 2000 to $3.3 million in the three months ended July 31, 2001. As a percentage of total revenues, our general and administrative expenses decreased from 24.1% in the second quarter of fiscal 2000 to 11.6% in the second quarter of fiscal 2001 as we spread fixed costs over an expanded revenue base. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses associated with a growing a public company such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses in both our operating segments to grow as we hire additional personnel, and we expect to incur additional expenses related to the growth of our business and our operations as a public company.

Amortization of Goodwill. Amortization of goodwill was approximately $4.6 million in the three months ended July 31, 2001 as compared to $1.2 million in the three months ended July 31, 2000. The increase in goodwill amortization in the second quarter of fiscal 2001 was due to the full quarter of goodwill amortization associated with our acquisition of all the capital stock of Kubic Marketing, Inc. in July 2000; our acquisition of all the capital stock of Triple Dot Communications, Inc. in December 2000; our acquisition of all of the membership interests of Y-Access, LLC in January 2001; our acquisition of the assets and liabilities of Strength Magazine from Rapid Service Company in February 2001; and our acquisition of all the capital stock of Landon Media Group, Inc. in April 2001. These acquisitions were all accounted for under the purchase method of accounting.

Loss from Operations

As described above, we continue to invest heavily to build the Alloy and CCS brands, grow and market to our name database, enhance and attract visitors to our Web sites, expand our media sales force, increase the number of our employees to support a growing operation, and make strategic acquisitions. For the foregoing reasons, our loss from operations was $7.3 million in second quarter of fiscal 2001, flat equal to the $7.3 million loss from operations in the second quarter of fiscal 2000.

Interest Income, Net

Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. In the three months ended July 31, 2001, we generated net interest income of $286,000 versus $386,000 in the three months ended July 31, 2000 due to the higher cash and marketable securities balances we carried during the second quarter of fiscal 2000 and the higher interest rate environment in the fiscal 2000 second quarter.

                                                  SIX MONTHS ENDED JULY 31,
                                                  -------------------------

                                                   2000               2001
                                                  ------             ------

Net merchandise revenues.......................     76.9%              79.9%
Sponsorship and other revenues.................     23.1               20.1
                                                  ------             ------
Total revenues.................................    100.0              100.0
Cost of goods sold.............................     36.1               43.9
                                                  ------             ------
Gross profit...................................     63.9               56.1
Operating expenses:
Selling and marketing..........................     97.5               57.7
General and administrative.....................     24.5               11.0
Amortization of goodwill.......................      9.8               14.7
                                                  ------             ------
Total operating expenses.......................    131.8               83.4

Loss from operations...........................    (67.9)             (27.3)
Interest income, net...........................      4.0                0.9
Gain on sales of marketable securities, net....       --                1.1
                                                  ------             ------
Net loss.......................................    (63.9)%            (25.3)%

SIX MONTHS ENDED JULY 31, 2000 AND JULY 31, 2001

Revenues

Merchandise Revenues. Net merchandise revenues increased from $15.9 million in the six months ended July 31, 2000 to $45.5 million in the six months ended July 31, 2001, a 186.6% increase. The increase in merchandise revenues for the first half of fiscal 2001 versus the first half of fiscal 2000 was due primarily to the increased size of our name database to which we marketed our merchandise offerings, our broadened merchandise assortment, and the inclusion of merchandise sales from our CCS catalog and www.ccs.com Web site for the entire fiscal 2001 first half compared to only the last two weeks of our fiscal 2000 first half.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $11.5 million in the first half of fiscal 2001 from $4.8 million in the first half of fiscal 2000, an increase of 139.8% due primarily to the selling efforts by our in-house advertising sales force which expanded relationships with existing advertising clients and established new relationships in the first half of fiscal 2001. The addition of marketing and market research services through our Triple Dot and Private Colleges & Universities subsidiaries also promoted revenue growth in the six months ended July 31, 2001.

Cost of Goods Sold

Our cost of goods sold increased from $7.5 million in the six months ended July 31, 2000 to $25.0 million in the six months ended July 31, 2001, a 235.2% increase. The increase in cost of goods sold in the first half of fiscal 2001 as compared to the first half of fiscal 2000 was due primarily to the increase in merchandise sales to our growing customer base.

Our gross profit as a percentage of total revenues decreased from 63.9% in the six months ended July 31, 2001 to 56.1% in the six months ended July 31, 2001 due primarily to the inclusion of CCS' lower merchandise gross margins for the entire fiscal 2001 first half versus only the last two weeks of the fiscal 2000 first half.

Operating Expenses

Selling and Marketing. Selling and marketing expenses increased 63.2% from $20.1 million in the six months ended July 31, 2000 to $32.9 million in the six months ended July 31, 2001 due to the increased costs incurred in marketing, selling and shipping to our expanded name database; the hiring of additional sales and marketing personnel; and increased spending on Web site maintenance. As a percentage of total revenues, our selling and marketing expenses decreased from 97.5% in first half of fiscal 2000 to 57.7% in the first half of fiscal 2001 primarily due to our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity and reduced general advertising and marketing activity. Pursuant to the consensus reached in EITF Issue No. 00-10, we have reclassified in our consolidated condensed statement of operations for the six months ended July 31, 2000 shipping and handling revenues and the related shipping and handling costs that were previously netted, with the residual amount included in selling and marketing expenses. The impact of this reclassification resulted in an increase of selling and marketing expenses of $1.9 million in the six months ended July 31, 2000. Shipping and handling costs, which we include in selling and marketing expenses, were $4.5 million and $1.6 million for the six months ended July 31, 2001 and July 31, 2000, respectively.

General and Administrative. General and administrative expenses increased 24.4% from $5.1 million in the six months ended July 31, 2000 to $6.3 million in the six months ended July 31, 2001. As a percentage of total revenues, our general and administrative expenses decreased from 24.5% in the first half of fiscal 2000 to 11.0% in the first half of fiscal 2001 as we spread fixed costs over an expanded revenue base. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses associated with a growing a public company such as professional fees, insurance premiums and public relations costs.

Amortization of Goodwill. Amortization of goodwill was approximately $8.4 million in the six months ended July 31, 2001 as compared to $2.0 million in the six months ended July 31, 2000. The increase in goodwill amortization in the first half of fiscal 2001 was due to the full six months of goodwill amortization associated with our acquisition of all the capital stock of Kubic Marketing, Inc. in July 2000; our acquisition of all the capital stock of Triple Dot Communications, Inc. in December 2000; our acquisition of all of the membership interests of Y-Access, LLC in January 2001; our acquisition of the assets and liabilities of Strength Magazine from Rapid Service Company in February 2001; and our acquisition of all the capital stock of Landon Media Group, Inc. in April 2001. These acquisitions were all accounted for under the purchase method of accounting.

Loss from Operations

Our loss from operations was $15.6 million in the first half of fiscal 2001, an increase of 11% compared to the $14.0 million loss from operations in the first half of fiscal 2000. The increased cost of goodwill amortization was the key factor contributing to the larger operating loss in the first six months of fiscal 2001.

Interest Income, Net

In the six months ended July 31, 2001, we generated net interest income of $489,000 versus $819,000 in the six months ended July 31, 2000 due to the higher cash and marketable securities balances we carried during the first half of fiscal 2000 and the higher interest rate environment in the first six months of fiscal 2000.

Gain on Sales of Marketable Securities, Net

In the six months ended July 31, 2001, we sold the remainder of our holdings of Liberty Digital common stock and unwound the equity collars associated with this stock ownership position. As a result of these transactions, we recorded a net gain on the sale of marketable securities of $658,000 in the first half of fiscal 2001.

We do not believe that inflation has had a material impact on our business operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. In May 1999, we raised approximately $50.1 million in net proceeds upon the closing of our Initial Public Offering. In April 2000, we raised $9.2 million in net cash proceeds and acquired 837,740 shares of Liberty Digital common stock in connection with our sale of 2,922,694 shares of our common stock to a subsidiary of Liberty Digital. In the six months ended July 31, 2001, we raised approximately $26.7 million in net proceeds from the sale of our Series A and Series B Convertible Preferred Stock. At July 31, 2001, we had approximately $35.3 million of cash and cash equivalents. Our principal commitments at July 31, 2001 consisted of the $9.7 million cash payment to the sole shareholder of CASS in connection with the closing of this acquisition, accounts payable, accrued expenses and obligations under operating and capital leases.

Net cash used in operating activities was $10.3 million in the six months ended July 31, 2001 compared to $15.8 million in the three months ended July 31, 2000. The principal use of cash for both periods was to fund our losses from operations and finance growth of non-cash working capital to support our growing business.

Cash provided by investing activities was $3.0 million in the first half of fiscal 2001 due to the net effect of sales and maturities of marketable securities, offset by the application of $5.9 million of these proceeds to the acquisition of businesses, primarily Landon Media Group, Inc., and $1.4 million of capital expenditures. Cash used in investing activities of $232,000 in the first half of fiscal 2000 consisted of $10.5 million, primarily to repay debt obligations of the acquired Kubic Marketing, Inc. business, $1.8 million of capital expenditures and $1.0 million invested in a private company, offset by $13.1 million provided by net sales and maturities of marketable securities.

Net cash provided by financing activities was $9.2 million in the six months ended July 31, 2000 from the net cash proceeds of our sale of 2,922,694 shares of our common stock to a subsidiary of Liberty Digital. In the six months ended July 31, 2001, net cash provided by financing activities totaled $27.6 million primarily from the net proceeds raised in the issuance of our Series A and Series B Convertible Preferred Stock. As a result of the issuance of our Series A and Series B Convertible Preferred Stock, we recorded a beneficial conversion feature of $6.7 million and accretion and dividends of $493,000 in the six months ended July 31, 2001 which together increased the net loss attributable to common stockholders by $7.2 million in the period.

We intend to increase significantly our operating expenses for the foreseeable future as we build our brands and name database; and that our operating expenses will be a material use of our cash resources. We believe that in light of our liquidity position as of July 31, 2001 consisting of $35.3 million of cash and marketable securities, our existing working capital and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, other than potential acquisitions, for at least the next 24 months, although we will consider opportunities to raise additional capital should these opportunities arise. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. If we raise additional funds through the issuance of equity securities, you may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to you. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective February 1, 2002. Alloy is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective February 1, 2002 will have on its results of operations and financial position.

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

Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our expected future losses; our planned sales and marketing campaigns may not attract sufficient additional visitors to our Web sites; our planned sales and marketing campaigns may not increase our revenues or generate additional revenue streams; we may lack sufficient experienced management and personnel; we may fail to further develop our internal sales and marketing organization to attract promotions, sponsorship, advertising and other revenues; we may not be able to adapt as Internet technologies and customer demands continue to evolve; increased competition in the online commerce market may reduce our revenues; we may experience business disruptions with third parties that provide us with essential business operations; and general economic conditions. These and other risks are discussed in our Annual Report on Form 10-K for the year ended January 31, 2001 and filed with the Securities and Exchange Commission on May 1, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our sale of our remaining holdings of Liberty Digital common stock and the unwinding of the associated equity collars during the six months ended July 31, 2001, our exposure to market risk is principally confined to our cash equivalents and marketable securities, all of which have maturities of less than twelve months. As of July 31, 2001, our holding of equity securities was approximately $3,000. We maintain a non-trading portfolio of investment-grade, liquid debt securities that limits the amount of credit exposure to any one issue or issuer.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not involved in any legal proceedings that are material to our business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  (a)  Not applicable.

  (b)  Not applicable.

  (c)  Sales of Unregistered Securities.

On June 20, 2001, we received an investment of $18,150,000 from certain investors in exchange for (i) 1,815 shares in the aggregate of our Series B Convertible Preferred Stock, and (ii) warrants to purchase up to 502,492 shares in the aggregate of our common stock. The Series B Preferred Stock is convertible into common stock at an initial conversion price of $11.70 per share and initially will be convertible into 1,551,282 shares of common stock, or approximately 6.7% of the 23,023,384 shares of common stock outstanding prior to consummation of the sale of the Series B Preferred Stock and warrants. The Series B Preferred Stock accrues dividends in the amount of 5.5% per annum, payable either in cash or in the form of additional shares of Series B Preferred Stock, at our option. The Series B Preferred Stock is subject to mandatory conversion or redemption at our option by us at any time after June 19, 2005, and may be earlier converted in whole or in part at our option in certain circumstances. The warrants are exercisable in whole or in part at any time on or prior to June 19, 2005 for an exercise price of $12.46 per share. The 502,492 shares of Common Stock into which the warrants are exercisable represent approximately 2.2% of the 23,023,384 shares of Common Stock outstanding prior to consummation of the sale of the Series B Preferred Stock and warrants.

On August 2, 2001, we completed the acquisition of all of the outstanding capital stock of CASS Communications, Inc., an Illinois corporation with a principal place of business in Evanston, Illinois, in exchange for 1,720,392 shares of unregistered common stock issued to the former sole stockholder of CASS, $9,700,000 in cash, and a contingent Note for cash, which will not be payable, if at all, until four months after the effectiveness of the initial registration for resale of the shares issued in the acquisition, with the principal amount of the Note to be determined based on the average closing prices of Alloy Common Stock over such four-month period. The maximum principal amount of the Note will be $10,000,000, and the Note will have no value if the closing price for our common stock averages at least $11.28 per share in each of the four months over such four-month period. We also agreed to issue additional shares of our common stock to the former stockholder of CASS if CASS, as our new subsidiary, meets certain earnings targets over the 12-month period following the closing of the acquisition. Of the shares issued in this transaction, 258,059 have been placed in escrow as security for the indemnification of obligations of the former stockholder of CASS to us under the Definitive Merger Agreement between us, CASS and the former stockholder of CASS. The shares of unregistered common stock are subject to the restrictions set forth in the separate Investment Representation and Lockup Agreement between us and the former stockholder of CASS.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") and registration requirements set forth in Section 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of stockholders on July 26, 2001. Stockholders representing 20,497,865 or 89% of our outstanding shares voted on the following matters at that meeting:

1. The election of Samuel A. Gradess and Edward Monnier as Directors, each to serve for a three year term of office or until his successor is elected. The following chart shows the number of votes cast for or withheld against each director, as well as the number of abstentions and broker nonvotes:

Director       For         Withheld  Abstain  Broker Nonvotes
-------------------------------------------------------------
Mr. Gradess    19,584,954   912,911        0                0
Mr. Monnier    20,422,294    75,571        0                0

Matthew C. Diamond, our Chairman and Chief Executive Officer, James K. Johnson, Jr., our President and Chief Operating Officer, Peter M. Graham and David Yarnell continued their respective terms of office as Directors after the annual meeting.

2. The proposal to approve an amendment to our Restated Certificate of Incorporation changing the company name from Alloy Online, Inc. to Alloy, Inc. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

For            Against     Abstain    Broker Nonvotes
-----------------------------------------------------
20,505,638     8,200       427        0

3. The proposal to approve an amendment to our Restated Certificate of Incorporation to increase from 5,000,000 shares to 10,000,000 shares the aggregate number of shares of Preferred Stock to be authorized and thereby increase the total number of shares to be authorized from 55,000,000 to

60,000,000. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

For            Against     Abstain    Broker Nonvotes
-----------------------------------------------------
13,521,597     1,132,158   10,225     5,833,885

4. The proposal to ratify the selection of Arthur Andersen LLP as independent auditors for our fiscal year ending January 31, 2002. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

For            Against     Abstain    Broker Nonvotes
-----------------------------------------------------
20,496,618     60          1,307      0


ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(A) Exhibits
------------

         3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

         3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

         4.1 Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

        99.1 Office Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated July 31, 1993, including Storage Lease Amendment dated September 30, 1998, and Second Amendment to Lease dated September 30, 1998 between Prentiss Properties Acquisition Partners, L.P. and Cass Communications, Inc.

        99.2 Sublease Agreement between Cass Communications, Inc. and Cass Recruitment Media, Inc., dated August 1, 2001.

        99.3 Storage Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated April 21, 1994.

        99.4 Consent to and Assignment of Lease and Storage Lease, as amended and supplemented by and between 1800 Sherman Associates and Cass Communications, Inc., between Prentiss Properties Acquisition Partners, L.P., dated as of July 31, 2001.

        99.5 Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998.

        99.6 Lease between Empire State Building Company and Cass Communications, Inc., dated as of November 23, 1999.


(B) Reports on Form 8-K.
-----------------------

On May 21, 2001, we filed a Current Report on Form 8-K/A under Item 2 regarding financial information required to be filed in connection with our acquisition of Landon Media Group, Inc.

On June 20, 2001, we filed a Current Report on Form 8-K under Item 5 regarding the issuance of our Series B Preferred Stock to certain investors.

On July 10, 2001, we filed a Current Report on Form 8-K under Item 5 regarding the issuance of a press release announcing our agreement to acquire Cass Communications, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALLOY, INC.

Date: September 14, 2001   By: /s/ Samuel A. Gradess
      ------------------   -------------------------

                               Samuel A. Gradess,
                            Chief Financial Officer
                           (Principal Accounting and
                               Financial Officer)

                                  ALLOY, INC.

                                 EXHIBIT INDEX

     3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

     3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

     4.1 Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

    99.1 Office Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated July 31, 1993, including Storage Lease Amendment dated September 30, 1998, and Second Amendment to Lease dated September 30, 1998 between Prentiss Properties Acquisition Partners, L.P. and Cass Communications, Inc.

    99.2 Sublease Agreement between Cass Communications, Inc. and Cass Recruitment Media, Inc., dated August 1, 2001.

    99.3 Storage Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated April 21, 1994.

    99.4 Consent to and Assignment of Lease and Storage Lease, as amended and supplemented by and between 1800 Sherman Associates and Cass Communications, Inc., between Prentiss Properties Acquisition Partners, L.P., dated as of July 31, 2001.

    99.5 Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998.

    99.6 Lease between Empire State Building Company and Cass Communications, Inc., dated as of November 23, 1999.