Form 10-K/A
period 2001-01-31
ALLOY ONLINE INC
filed 2001-10-10
CIK 1080359

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-K/A


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

                                     PART I
ITEM 1.  BUSINESS.

OVERVIEW

     Alloy Online, Inc. is a multi-channel media company and direct marketer providing community, content and commerce to Generation Y, the approximately 58 million boys and girls between the ages of 10 and 24. Alloy is becoming a known brand for this generation, which the Census Bureau estimates will grow 19.5% faster than the overall U.S. population and currently accounts for more than $250 billion of annual disposable income. Our convergent media model employs an array of integrated online and offline media and marketing assets to reach the Generation Y market. Our Web site, www.alloy.com, is a destination where Generation Y boys and girls can interact, share information, explore compelling and relevant content, and shop. Our action sports Web site, www.ccs.com, offers a complete line of action sports (skateboarding, snowboarding and surfing) inspired clothing, shoes and hard goods from known industry brands. Each of these Web sites is complemented by a significant direct mail catalog. We have also acquired a developer of books targeted at Generation Y boys and girls, an action sports magazine and two companies that provide Generation Y marketing services and market research. We leverage our media assets and our ability to contact Generation Y boys and girls ("contact points") to drive sales of Generation Y-focused apparel, accessories and action sports equipment, and sell comprehensive marketing and advertising services packages to companies seeking to reach the Generation Y audience.


     Since our inception in 1996, we have experienced rapid growth, through both organic growth and strategic acquisitions. Our revenues, primarily from merchandise sales and complemented by advertising and sponsorship sales, have grown from $2.0 million in fiscal 1997 to $91.2 million in the fiscal year ended January 31, 2001 ("fiscal 2000"). In August 1997, we introduced our Alloy direct mail catalog to attract additional visitors to our www.alloy.com Web site, increase merchandise revenues and build recognition for the Alloy brand. In July 2000, we acquired Phase Three, Inc. (a/k/a CCS), a direct marketer to teenage boys. In fiscal 2000, we mailed a total of approximately 36 million Alloy and CCS catalogs to boys and girls of Generation Y. As a result of our online and off-line marketing programs, catalog circulation, Web sites and acquisitions, Alloy has developed a database of over 6.6 million Generation Y boys and girls that have either requested one of our catalogs or who have registered for an activity or service on one of our Web sites, thereby enabling us to market effectively to specific segments of our audience. In addition to our sales of Generation Y-focused merchandise, our community of Generation Y boys and girls presents an important opportunity for marketers. Marketers are focusing on Generation Y members because of their growing spending power and tendency to carry brand loyalties established at a young age into adulthood. As a result, we pursue sponsorship and other revenue opportunities to connect these marketers with our Generation Y community.


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

     The following is a review of Alloy's media properties which comprise the products and services of our business segments.



     o Catalogs. Our Alloy and CCS catalogs are directed to the Generation Y girls and Generation Y boys markets, respectively. Each catalog contains both content, primarily in the form of merchandise, and marketing, in the form of advertisements. Alloy catalogs range from 48 to 96 pages depending on the season and contain an assortment of apparel, accessories, footwear and room furnishings for Generation Y girls. We mail at least 10 versions of the Alloy catalog throughout the year. CCS catalogs range from 64 to 128 pages depending on the season and offer an assortment of action sports equipment, such as skateboards, snowboards and surfboards, and related apparel, accessories and footwear. We plan to mail at least 10 versions of the CCS catalog in fiscal 2001. Our combined circulation of the Alloy and CCS catalogs was approximately 36 million catalogs in fiscal 2000. We plan to circulate in excess of 45 million catalogs in fiscal 2001. Our merchandise offerings in our catalogs are selected from a wide range of the most popular brands and are continually updated to keep pace with trends and seasons. For more detailed information of our merchandise content, see our discussion of "Merchandising" below. In addition to driving our merchandise revenues and Web site traffic, our catalogs serve as advertising vehicles for marketers seeking to reach the Generation Y members to whom we circulate our catalogs.


     o Web sites. Our Web sites are key contributors to our content and marketing business segments. Both of our Web sites contain varied and regulatory updated content that we believe is appealing to members of Generation Y. Our Web sites provide online marketing opportunities to advertisers. Our flagship Web site at www.alloy.com provides a comprehensive range of community, content and commerce services for Generation Y. We facilitate community activity among www.alloy.com users through a variety of free interactive services such as e-mail, instant messaging and real-time chat. Additionally, we provide member-generated interactive content areas such as topical message boards, opinion polls and surveys. Our Generation Y-focused editorial staff also provides advice in areas of interest to www.alloy.com users, such as relationships and fashion, in a forum where users can express their opinion. At www.alloy.com, we provide regularly updated content on topics of interest to Generation Y boys and girls, including music, relationships, celebrities, horoscopes, gossip, fashion trends, current events, sports and a variety of other key topics. Our professional editorial staff aggregates information from a variety of sources and develops an edited presentation of compelling and relevant Generation Y focused content. Our Web site at www.ccs.com provides action sports equipment and related apparel primarily targeted at Generation Y boys. Through the purchasing relationships we have developed with our Generation Y audience via our Alloy and CCS catalogs, our Web sites at www.alloy.com and www.ccs.com provide a trusted, appealing environment in which to shop. Our Web sites offer Generation Y members a wide range of merchandise that is specifically geared to their interests and tastes. Through www.alloy.com, we offer many of the same girls apparel items, outerwear, accessories, footwear, cosmetics and room furnishings that we offer in our Alloy catalogs. Through www.ccs.com, we offer many of the same action sports equipment and related accessories, apparel items and footwear that we offer in our CCS catalogs. We believe that our catalog circulation drives much of the commerce activities that occur on our Web sites in addition to general Web site visitation. As online destinations for Generation Y, Alloy's Web sites provide marketers with a powerful channel to advertise to this important consumer group. We currently offer marketers run-of-site and premium placement advertisements, as well as sponsorships of games, sweepstakes, and other Web site activities.


     o Books. Through our 17th Street Productions subsidiary which we acquired in January 2000, Alloy develops books primarily for teenagers. Our book venues provide both content and marketing opportunities. 17th Street Productions generates ideas and storylines for books and/or book series and then arranges with publishers and authors to produce and distribute the works. Within 17th Street Productions, we introduced AlloyBooks in fiscal 2000 and through which we have produced a series of books that expand on user-generated content from our www.alloy.com Web site. By expanding on this content, our book venues enable us to reach the Generation Y community through a traditional medium with content that we believe appeals to youth both online and offline. We believe this enables us to provide more marketing opportunities to companies. In December 2000 we acquired GirlPress to produce books for teenage girls and these book development activities occur within our 17th Street Productions subsidiary. 17th Street Productions retains the intellectual property rights to developed books which we market to entertainment companies seeking to develop the content into other media such as movies and television.


     o Magazines. Similar to our book venues, our magazines are both a content and marketing product. Commencing in fiscal 2000, Alloy partnered with Scholastic, Inc. to develop Alloygirl Magazine, a lifestyle magazine for teenage girls. Under the terms of this arrangement, Alloy's magazine development and production costs are funded by Scholastic and subscriptions are sold by Scholastic through its in-school book fair program. Alloy sells the advertising in Alloygirl magazine to marketers seeking to reach Alloygirl's teenage readership. In February 2001, Alloy acquired Strength Magazine, a lifestyle magazine for teenage boys. Strength Magazine allows Alloy's advertisers to reach Generation Y boys.

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

     Make Strategic Acquisitions. We pursue acquisitions in an effort to achieve any or all of the four strategic objectives discussed above. In July 2000, we acquired Kubic Marketing, Inc., the owner of CCS, thereby adding to our portfolio a direct marketer to Generation Y boys and approximately 1.5 million new names to our database, of which approximately 450,000 were established buyers. In December 2000, we acquired Triple Dot Communications, Inc., a marketing services company that provides marketing consulting and program creation for companies trying to reach the Generation Y demographic. In January 2001, we acquired Y-Access LLC, a unit of Triple Dot Communications, Inc. that specializes in market research focused on teenagers. In February 2001, we acquired Strength Magazine, a skateboarding lifestyle magazine that primarily targets Generation Y boys. In April 2001, we acquired Carnegie Communications, Inc. which provides information on colleges and universities to teenagers, their parents and guidance counselors.


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

MERCHANDISING

     Our merchandising strategy is designed to minimize fashion risk and facilitate speed to market and product assortment flexibility. Our objective is to reflect, not to lead, Generation Y styles and tastes. We select merchandise from what we believe are the best existing designers and producers allowing us to stay current with the tastes of the market rather than to predict future fashion trends. Our buyers and merchandisers work closely with our many vendors to tailor products to our specifications, rather than design and produce our own line. By doing this, we are able to minimize design risk and make final product selections only two to three months before the products are brought to market, not the typical six to nine months for many apparel retailers. We believe this strategy reduces our trend risk and is consistent with our role as a "conveyor" of the Generation Y lifestyle.


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

FINANCIAL INFORMATION ABOUT SEGMENTS

     Financial information about Alloy's business segments is summarized in Note 14 to Consolidated Financial Statements presented in Item 8 of this Report on Form 10-K.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operation of Alloy should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those under "Risk Factors That May Affect Future Results" and elsewhere in this report. A discussion of Alloy's Marketing and Content business segments is pesented in Item 1, and financial information about these segments is summarized in Note 14 to Consolidated Financial Statements presented in Item 8 of this report on Form 10-K.


OVERVIEW

     Alloy is a multi-channel media company and direct marketer providing community, content and commerce to Generation Y, the approximately 58 million boys and girls between the ages of 10 and 24. Alloy is a leading brand for this influential generation, which the Census Bureau estimates will grow 19.5% faster than the overall U.S. population and accounts for more than $250 billion of annual disposable income. Our convergent media model employs an array of integrated online and offline media and marketing assets to reach the Generation Y market. Our Web site, www.alloy.com, is a destination where Generation Y boys and girls can interact, share information, explore compelling and relevant content, and shop. Our action sports Web site, www.ccs.com, offers a complete line of action sports (skateboarding, snowboarding and surfing) inspired clothing, shoes and hard goods from known industry brands. Each of these Web sites is complemented by a significant direct mail catalog.
We leverage our media assets and contact points with Generation Y boys and girls to drive sales of teen-focused apparel, accessories and action sports equipment, and sell comprehensive marketing and advertising services packages to companies seeking to reach the Generation Y audience.


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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    ALLOY ONLINE, INC. FINANCIAL STATEMENTS
                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................  27

FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of January 31, 2000 and 2001................  28

Consolidated Statements of Operations and Comprehensive Loss for the Years
Ended January 31, 1999, 2000 and 2001......................................  29

Consolidated Statements of Changes in Stockholders' (Deficit) Equity and Accumulated Other Comprehensive (Loss) Income for the Years Ended
January 31, 1999, 2000 and 2001............................................  30

Consolidated Statements of Cash Flows for the Years Ended January 31, 1999,
2000 and 2001..............................................................  31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................  32

SCHEDULE II -- Valuation and Qualifying Accounts...........................  47

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

 10.2   First Lease Modification Agreement between Alloy Online, Inc. and
        Abner Properties, c/o Williams Real Estate Co., Inc., dated December 18, 2000 (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


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

 10.5 Sublease Agreement between United Parcel Service and Central Coast Surfboards dated May 15, 1996, as amended by the First Addendum to Sublease Agreement dated October 1, 1998 (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


 10.6 Lease Agreement dated January 27, 1992 between Arthur Segal Trust, c/o Patterson Realty and Central Coast Surfboards, as amended by the First Lease Amendment dated April 29, 1994, and as further amended by the Second Lease Amendment (undated), and as further amended by the Third Lease Amendment (undated) (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


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

 10.20 Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


 10.21 Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


 10.22 Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell. (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


 10.23 Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell. (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


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

  21.1  Subsidiaries of Alloy Online, Inc.

  23.2 Consent of Arthur Andersen LLP (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


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

Date:  October 10, 2001              Alloy Online, Inc.

                                    By:  /s/  Matthew C. Diamond
                                       --------------------------------------
                                              Matthew C. Diamond
                                              Chairman of the Board and Chief
                                              Executive Officer



       SIGNATURE                    TITLE                          DATE

    /s/ Matthew C. Diamond       Chief Executive Officer        October 10, 2001
-----------------------------    (Principal Executive Officer)
    Matthew C. Diamond           and Chairman


    /s/ Samuel A. Gradess        Executive Vice President,      October 10, 2001
----------------------------     Chief Financial Officer
    Samuel A. Gradess            Chief (Principal Financial and
                                 Accounting Officer) and
                                 Director


    /s/ James K. Johnson, Jr.    Executive Vice President,      October 10, 2001
-----------------------------    Chief Operating Officer and
    James K. Johnson, Jr.        Director



    /s/ Peter M. Graham          Director                       October 10, 2001
----------------------------
    Peter M. Graham



    /s/ David Yarnell            Director                       October 10, 2001
----------------------------
    David Yarnell


    /s/ Edward A. Monnier        Director                       October 10, 2001
----------------------------
    Edward A. Monnier

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

 10.2   First Lease Modification Agreement between Alloy Online, Inc. and
        Abner Properties, c/o Williams Real Estate Co., Inc., dated December 18, 2000 (incorported by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


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

 10.5 Sublease Agreement between United Parcel Service and Central Coast Surfboards dated May 15, 1996, as amended by the First Addendum to Sublease Agreement dated October 1, 1998 (incorported by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


 10.6 Lease Agreement dated January 27, 1992 between Arthur Segal Trust, c/o Patterson Realty and Central Coast Surfboards, as amended by the First Lease Amendment dated April 29, 1994, and as further amended by the Second Lease Amendment (undated), and as further amended by the Third Lease Amendment (undated) (incorported by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


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

 10.20 Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


 10.21 Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


 10.22 Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


 10.23 Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


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

 21.1   Subsidiaries of Alloy Online, Inc.

 23.2 Consent of Arthur Andersen LLP (incorporated by reference to Alloy Online's Annual Report on Form 10-K dated May 1, 2001).


 24.1 Power of Attorney (incorporated by reference into Alloy Online's Registration Statement on Form S-1 (Registration Number 333-74159).

(B)  REPORTS ON FORM 8-K:

     None.