Form 10-Q/A
period 2001-04-30
ALLOY  INC
filed 2001-10-18
CIK 1080359

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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
                                                                      ========          ==========

4.  ACQUISITIONS

     On February 21, 2001, Alloy completed the acquisition of Strength Magazine from Rapid Service Company ("Rapid Service"), an Ohio corporation, pursuant to which Alloy issued 99,909 shares of unregistered common stock to Rapid Service, having a value of $1,180 (or $11.81 per share on the transaction date). Strength Magazine, operating out of Cincinnati, Ohio, is a lifestyle magazine primarily for teenage boys focusing on skateboarding and music. It is available via subscription and newsstands. In connection with the acquisition, Alloy has recorded approximately $1,404 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. The goodwill is being amortized over a period of three years.

     On April 12, 2001, Alloy completed the acquisition of all the capital stock of Landon Media Group, Inc. ("Landon"), a Massachusetts corporation with a principal place of business in Westford, Massachusetts, in exchange for 1,314,348 shares of unregistered common stock, having a value of $9,800 (or $7.45 per share on the transaction date), $5,000 in cash, four future quarterly cash payments of $700 each, and contingently issuable warrants to purchase additional shares pursuant to the warrants' terms. Landon's primary asset as of the effective time of the acquisition was 100% of the issued and outstanding capital stock of Carnegie Communications, Inc., a Delaware corporation ("Carnegie"). Carnegie produces publications and Web sites that profile colleges and universities which are distributed to high school students, parents and guidance counselors. In connection with the acquisition, Alloy has recorded approximately $20,847 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. The goodwill is being amortized over a period of five years.

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

                              ALLOY ONLINE, INC.

Date:  October 18, 2001       By: /s/ Samuel A. Gradess
       ----------------           -------------------------

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