Form 10-Q/A
period 2001-07-31
ALLOY  INC
filed 2001-10-18
CIK 1080359

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(A) Exhibits
------------

         3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

         3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

         4.1 Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

        99.1 Office Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated July 31, 1993, including Storage Lease Amendment dated September 30, 1998, and Second Amendment to Lease dated September 30, 1998 between Prentiss Properties Acquisition Partners, L.P. and Cass Communications, Inc. (filed as Exhibit 99.1 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).

        99.2 Sublease Agreement between Cass Communications, Inc. and Cass Recruitment Media, Inc., dated August 1, 2001 (filed as Exhibit
               99.2 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).

        99.3 Storage Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated April 21, 1994 (filed as Exhibit 99.3 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).

        99.4 Consent to and Assignment of Lease and Storage Lease, as amended and supplemented by and between 1800 Sherman Associates and Cass Communications, Inc., between Prentiss Properties Acquisition Partners, L.P., dated as of July 31, 2001 (filed as Exhibit 99.4 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).

        99.5 Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998 (filed as Exhibit 99.5 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).

        99.6 Lease between Empire State Building Company and Cass Communications, Inc., dated as of November 23, 1999 (filed as
               Exhibit 99.6 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).


(B) Reports on Form 8-K.
-----------------------

On May 14, 2001, we filed a Current Report on Form 8-K/A under Item 2 regarding financial information required to be filed in connection with our acquisition of Landon Media Group, Inc.

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

                                 EXHIBIT INDEX

     3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

     3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

     4.1 Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated by reference).

    99.1 Office Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated July 31, 1993, including Storage Lease Amendment dated September 30, 1998, and Second Amendment to Lease dated September 30, 1998 between Prentiss Properties Acquisition Partners, L.P. and Cass Communications, Inc. (filed as Exhibit 99.1 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).

    99.2 Sublease Agreement between Cass Communications, Inc. and Cass Recruitment Media, Inc., dated August 1, 2001 (filed as Exhibit 99.2 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference.

    99.3 Storage Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated April 21, 1994 (filed as Exhibit 99.3 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).

    99.4 Consent to and Assignment of Lease and Storage Lease, as amended and supplemented by and between 1800 Sherman Associates and Cass Communications, Inc., between Prentiss Properties Acquisition Partners, L.P., dated as of July 31, 2001 (filed as Exhibit 99.4 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).

    99.5 Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998 (filed as Exhibit 99.5 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).

    99.6 Lease between Empire State Building Company and Cass Communications, Inc., dated as of November 23, 1999 (filed as Exhibit 99.6 to Quarterly Report on Form 10-Q, filed on September 14, 2001 and incorporated by reference).