Form 10-Q/A
period 2001-07-31
ALLOY  INC
filed 2001-10-24
CIK 1080359

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

9.  SUBSEQUENT EVENT

     On August 2, 2001, Alloy completed the acquisition of all the capital stock of CASS Communication, Inc. ("CASS"), an Illinois corporation with a principal place of business in Evanston, Illinois, in exchange for 1,720,392 shares of unregistered Alloy common stock, having a value of $23,122 (or $13.44 per share on the transaction date); $9,700 in cash; additional shares of Alloy common stock if CASS exceeds certain earnings targets over the 12-month period following the acquisition; and a contingent Note, which will not be payable, if at all, until four months after the effectiveness of the initial registration for resale of the shares of Alloy common stock issued in the acquisition, with the principal amount of the Note to be determined based on the average closing prices of Alloy common stock over such four month period. The maximum principal amount of the Note will be $10,000, and the Note will have no value if the closing price for Alloy common stock averages at least $11.28 per share in each of the four months over such four month period. Founded in 1968, CASS' contracts media and promotional channels include college and high school newspapers reaching over 21 million readers. Additionally, Cass reaches over 6.5 million students on college and high school campuses through its outdoor and display media assets, and provides marketers with full service event production and promotion capability.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALLOY, INC.

Date: October 24, 2001      By: /s/ Samuel A. Gradess
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