Form 10-Q
period 2001-10-31
ALLOY  INC
filed 2001-12-17
CIK 1080359

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from______to______

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

As of December 13, 2001, the registrant had 32,967,471 shares of common stock, $.01 par value per share, outstanding. All share numbers referenced in this quarterly report reflect a 1.128-for-1 stock split of all outstanding shares of Common Stock effected by Alloy, Inc. on May 13, 1999.

                                   ALLOY, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------

Item 1.    Financial Statements

Consolidated Condensed Balance Sheets, October 31, 2001 (unaudited)
and January 31, 2001 (audited) ......................................     3

Consolidated Condensed Statements of Operations, Three Months Ended
October 31, 2001 (unaudited) and October 31, 2000 (unaudited)........     4

Consolidated Condensed Statements of Comprehensive Loss,
Three Months Ended October 31, 2001 (unaudited) and October 31, 2000
(unaudited) .........................................................     5

Consolidated Condensed Statements of Operations, Nine Months Ended
October 31, 2001 (unaudited) and October 31, 2000 (unaudited)........     6

Consolidated Condensed Statements of Comprehensive Loss,
Nine Months Ended October 31, 2001 (unaudited) and October 31, 2000
(unaudited)..........................................................     7

Consolidated Condensed Statements of Cash Flows, Nine Months Ended
October 31, 2001 (unaudited) and October 31, 2000 (unaudited)........     8

Consolidated Condensed Statement of Changes in Stockholders' Equity,
Nine Months Ended October 31, 2001 (unaudited) ......................     9

Notes to Consolidated Condensed Financial Statements (unaudited).....    10

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations ...........................................    15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..    21

PART II-OTHER INFORMATION

Item 1.        Legal Proceedings ....................................    22

Item 2.        Changes in Securities and Use of Proceeds.............    22

Item 3         Defaults Upon Senior Securities.......................    22

Item 4.        Submission of Matters to a Vote of Security Holders...    22

Item 5         Other Information. ...................................    22

Item 6.        Exhibits and Reports on Form 8-K .....................    23

SIGNATURES ..........................................................    24

EXHIBIT INDEX. ......................................................    25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   ALLOY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         January 31,     October 31,
                                                                                            2001          2001
                                                                                         ----------      ----------
                                                                                         (audited)      (unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                   $ 9,338        $15,528
Available-for-sale marketable securities                                                     16,064          2,208
Accounts receivable, net                                                                      3,416         14,735
Inventories, net                                                                             13,200         18,111
Prepaid catalog costs                                                                         1,330          2,177
Other current assets                                                                            575          1,673
                                                                                           --------       --------
TOTAL CURRENT ASSETS                                                                         43,923         54,432

Property and equipment, net                                                                   5,841          7,900
Goodwill, net                                                                                55,963        141,880
Other assets                                                                                  1,181          1,427
                                                                                           --------       --------
TOTAL ASSETS                                                                               $106,908       $205,639
                                                                                           ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, accrued expenses and other current liabilities                           $ 18,523        $36,885
                                                                                           --------       --------
TOTAL CURRENT LIABILITIES                                                                    18,523         36,885

Long-term liabilities                                                                           103             35

Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference, $.01 par value, 3,000 shares authorized, 0 and 1,815 shares issued and
outstanding, respectively (Note 6)                                                               --         15,018

STOCKHOLDERS' EQUITY:
Common Stock; $.01 par value; 50,000,000 shares authorized; 21,245,958
and 28,140,094 shares issued and outstanding, respectively                                      212            281
Additional paid-in capital                                                                  140,864        230,209
Accumulated deficit                                                                         (52,905)       (76,736)
Deferred compensation                                                                          (728)           (52)
Accumulated other comprehensive income (loss)                                                   839             (1)
                                                                                           --------       --------
TOTAL STOCKHOLDERS' EQUITY                                                                   88,282        153,701
                                                                                           --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $106,908       $205,639
                                                                                           ========       ========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                        For the three months
                                                                           ended October 31,
                                                                         2000             2001
                                                                       --------         --------
NET MERCHANDISE REVENUES                                                $24,271          $31,761

SPONSORSHIP AND OTHER REVENUES                                            3,788           12,702
                                                                       --------         --------

TOTAL REVENUES                                                           28,059           44,463

COST OF GOODS SOLD                                                       12,351           17,861
                                                                       --------         --------

GROSS PROFIT                                                             15,708           26,602
                                                                       --------         --------

OPERATING EXPENSES:
Selling and marketing                                                    19,292           21,484
General and administrative                                                2,997            3,221
Goodwill amortization                                                     3,250            4,709
                                                                       --------         --------

TOTAL OPERATING EXPENSES                                                 25,539           29,414
                                                                       --------         --------

LOSS FROM OPERATIONS                                                     (9,831)          (2,812)

INTEREST INCOME, NET                                                        150              223
                                                                       --------         --------

LOSS BEFORE INCOME TAXES                                                 (9,681)          (2,589)

INCOME TAX EXPENSE                                                           --               75
                                                                             --               --

NET LOSS                                                                $(9,681)         $(2,664)
                                                                       ========         ========

PREFERRED STOCK DIVIDEND AND ACCRETION                                       --              630
                                                                             --               --

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                            $(9,681)         $(3,294)
                                                                       ========         ========

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK (Note 3):

Net loss                                                                 $(0.48)          $(0.11)
                                                                       ========         ========

Net loss attributable to common stockholders                             $(0.48)          $(0.13)
                                                                       ========         ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:                                                  20,270,050       24,991,646
                                                                     ==========       ==========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                    For the three months
                                                                      ended October 31,
                                                                       2000        2001
                                                                     --------    --------
Net loss                                                            $ (9,681)    $(2,664)
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on available-for-sale securities           (5,827)         (1)
                                                                    ---------    --------

Comprehensive loss                                                  $(15,508)    $(2,665)
                                                                    =========    ========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                For the nine months
                                                                  ended October 31,
                                                                2000               2001
                                                                ----               ----
NET MERCHANDISE REVENUES                                    $   40,152         $   77,274

SPONSORSHIP AND OTHER REVENUES                                   8,569             24,165
                                                            ----------         ----------

TOTAL REVENUES                                                  48,721            101,439

COST OF GOODS SOLD                                              19,815             42,874
                                                            ----------         ----------

GROSS PROFIT                                                    28,906             58,565
                                                            ----------         ----------

OPERATING EXPENSES:
Selling and marketing                                           39,777             54,372
General and administrative                                       7,716              9,511
Goodwill amortization                                            5,265             13,063
                                                            ----------         ----------

TOTAL OPERATING EXPENSES                                        52,758             76,946
                                                            ----------         ----------

LOSS FROM OPERATIONS                                           (23,852)           (18,381)

INTEREST INCOME, NET                                               970                712
GAIN ON SALES OF MARKETABLE SECURITIES, NET (Note 5)                --                658
                                                            ----------         ----------

LOSS BEFORE INCOME TAXES                                       (22,882)           (17,011)

INCOME TAX EXPENSE                                                  --                 75
                                                            ----------         ----------

NET LOSS                                                    $  (22,882)        $  (17,086)
                                                            ==========         ==========

CHARGE FOR BENEFICIAL CONVERSION FEATURE
OF PREFERRED STOCK ISSUED (Note 6)                                  --              6,745
PREFERRED STOCK DIVIDEND AND ACCRETION                              --              1,123
                                                             ---------         ----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                $  (22,882)        $  (24,954)
                                                            ==========         ==========

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK (Note 3):

Net loss                                                    $    (1.28)        $    (0.75)
                                                            ==========         ==========

Net loss attributable to common stockholders                $    (1.28)        $    (1.10)
                                                            ==========         ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:                                         17,815,483         22,782,602
                                                            ==========         ==========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                            For the nine months
                                                              ended October 31,
                                                            2000           2001
                                                          --------       --------
Net loss                                                  $(22,822)      $(17,086)
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on available-for-sale
securities                                                (1,874)            14
                                                          --------       --------

Comprehensive loss                                        $(24,756)      $(17,072)
                                                          ========       ========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                                       For the nine months
                                                                                         ended October 31,
                                                                                   2000                   2001
                                                                                 --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $(22,882)              $(17,086)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                                       6,102                 14,856
Compensation charge for issuance of stock options                                     357                    188
Realized gain on sales of marketable securities, net                                   --                   (658)
Changes in operating assets and liabilities - net of effect of business acquisitions -
(Increase) decrease in:
Accounts receivable, net                                                               10                 (9,695)
Inventories, net                                                                   (7,908)                (1,617)
Other current assets                                                                 (633)                   156
Other assets                                                                         (503)                     9
Increase (decrease) in:
Accounts payable and accrued expenses                                               3,799                  4,440
                                                                                 --------               --------

Net cash used in operating activities                                             (21,658)                (9,407)
                                                                                 --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of marketable securities                                                 18,322                 13,674
Capital expenditures                                                               (2,390)                (1,827)
Cash paid in connection with acquisition of businesses,
net of cash acquired                                                              (11,453)               (27,051)
Purchase of mailing list                                                               --                    (30)
Purchase of non-marketable securities                                              (1,000)                    --
                                                                                 --------               --------

Net cash provided by (used in) investing activities                                 3,479                (15,234)
                                                                                 --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                              9,189                     --
Net proceeds from sale of Series A and Series B Convertible Preferred Stock            --                 26,720
Exercise of stock options and warrants                                                 29                  4,203
Payments of capital lease obligation                                                  (51)                   (92)
                                                                                 --------               --------

Net cash provided by financing activities                                           9,167                 30,831
                                                                                 --------               --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (9,012)                 6,190

CASH AND CASH EQUIVALENTS, beginning of period                                     12,702                  9,338
                                                                                 --------               --------

CASH AND CASH EQUIVALENTS, end of period                                         $  3,690               $ 15,528
                                                                                 ========               ========

Supplemental disclosure of non-cash investing and financing activity:

Deferred compensation                                                            $    167               $    187
Fair value of Liberty Digital, Inc. common stock received in
connection with exchange transaction                                             $ 19,530                     --
Fair value of common stock issued in connection with purchase of
businesses (Note 4)                                                              $ 40,033               $ 67,021
Accumulated other comprehensive (loss) income                                    $ (1,874)                    14
Conversion of Series A Convertible Preferred Stock into common stock                   --               $  9,970

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                   (unaudited)

                                                      For the Nine Months Ended October 31, 2001
                                  Common Stock                                                         Accumulated Other
                                -----------------         Additional      Accumulated     Deferred       Comprehensive
                                  Shares       Amount   Paid-in Capital     Deficit     Compensation     Income (Loss)       Total
                                ----------     ------   ---------------   -----------   ------------   -----------------     -----
Balance, February 1, 2001       21,245,958       $212        $140,864      ($52,906)         ($728)            $839        $88,281

Issuance of common stock for
acquisitions of businesses       5,369,298         54          67,198            --             --               --         67,252

Cancellation of stock options
issued to employees
and consultant                          --         --            (488)           --            488               --             --

Amortization of deferred
compensation                            --         --              --            --            188               --            188

Issuance of common stock
resultant from Series A
Preferred Stock conversion         877,193          9           8,901            --             --               --          8,910

Issuance of common stock pursuant
to the exercise of options and
warrants and the employee stock
purchase plan                      647,645          6           4,197            --             --               --          4,203

Net loss                                --         --              --       (17,086)            --               --        (17,086)

Impact of beneficial conversion
feature in issuance of Series A and
Series B Convertible Preferred Stock    --         --           6,744        (6,744)            --               --             --

Issuance of warrants to purchase
common stock                            --         --           3,916            --             --               --          3,916

Accretion of discount and
dividends on Series A and Series B
Convertible Preferred Stock             --         --          (1,123)           --             --               --         (1,123)

Loss on reclassification of
available-for-sale marketable
securities to trading securities,
net of other comprehensive income       --         --              --            --             --              (840)         (840)

Balance, October 31, 2001       28,140,094       $281        $230,209      ($76,736)          ($52)              ($1)     $153,701
                                ==========       ====        ========      =========          =====            =====      ========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  FINANCIAL STATEMENT PRESENTATION

       The accompanying financial statements have been prepared by Alloy, Inc. ("Alloy"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at October 31, 2001 and for all periods presented have been made. The results of operations for the periods ended October 31, 2001 and 2000 are not necessarily indicative of the operating results for a full year.

       Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements and accompanying notes (the "Notes") be read in conjunction with the financial statements and accompanying notes related to Alloy's fiscal year ended January 31, 2001 included in Alloy's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 filed with the Securities and Exchange Commission ("SEC") on May 1, 2001 and amended on Form 10-K/A, filed with the SEC on October 10, 2001.

2.  BUSINESS

       Alloy was incorporated in the State of Delaware on January 22, 1996. Alloy is a youth-focused marketing company providing community, content, commerce and entertainment to Generation Y (ages 10 through 24), one of the fastest growing segments of the U.S. population. Alloy's convergent media model uses a wide range of media assets such as direct mail catalogs, Web sites, magazines, college and high school newspapers, and college guides to reach the Generation Y demographic group. Alloy leverages its broad reach in the Generation Y community by offering a host of marketing and advertising services to marketers seeking to connect with the youth market, as well as selling apparel, accessories, footwear, room furnishings and action sports equipment directly to teenagers and young adults.

3.  NET LOSS PER SHARE

       The following table sets forth the computation of net loss per share. Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share" in the calculations below. Amounts in thousands, except share and per share data:

                                                                   (unaudited)
                                                                  Three Months
                                                                Ended October 31,
                                                              2000             2001
                                                           ---------        ---------
Numerator:
Net loss                                                    $   (9,681)      $   (2,664)
Charge for beneficial conversion feature
of preferred stock issued                                           --               --
Dividend and accretion on preferred stock                           --             (630)
                                                            ----------       ----------

Net loss attributable to common
stockholders                                                $   (9,681)      $   (3,294)
                                                            ==========       ==========
Denominator:
Weighted average shares
outstanding                                                 20,270,050       24,991,646
                                                            ==========       ==========
Basic and Diluted:
Net loss per share                                          $    (0.48)      $    (0.11)

Net loss attributable to common stockholders per share      $    (0.48)      $    (0.13)
                                                            ==========       ==========

                                                                   Nine Months
                                                                Ended October 31,
                                                              2000             2001
                                                            --------        ---------
Numerator:
Net loss                                                    $  (22,882)      $  (17,086)
Charge for beneficial conversion feature
of preferred stock issued                                           --           (6,745)
Dividend and accretion on preferred stock                           --           (1,123)
                                                            ----------       ----------
Net loss attributable to common
stockholders                                                $  (22,882)      $  (24,954)
                                                            ==========       ==========
Denominator:
Weighted average shares
outstanding                                                 17,815,483       22,782,602
                                                            ==========       ==========
Basic and Diluted:
Net loss per share                                          $    (1.28)      $    (0.75)

Net loss attributable to common stockholders per share      $    (1.28)      $    (1.10)
                                                            ==========       ==========

The calculation of diluted net loss per share excludes the following securities that could potentially dilute basic earnings per share in the future because to do so would have been antidilutive for the applicable periods:

                                                                       (Unaudited)
                                                                    THREE MONTHS ENDED
                                                                        October 31,
                                                                   ----------------------
                                                                     2000         2001
                                                                   ---------    ---------
Options to purchase common stock                                      75,824    1,211,762
Warrants to purchase common stock                                    181,549      122,172
Conversion of Series A and Series B Convertible Preferred Stock           --    1,600,366
Contingently issuable common shares pursuant to acquisitions         629,575    1,061,873
                                                                   ---------    ---------
                                                                     886,948    3,996,173
                                                                   =========    =========

                                                                        (Unaudited)
                                                                     NINE MONTHS ENDED
                                                                         October 31,
                                                                   ----------------------
                                                                     2000         2001
                                                                   ---------    ---------
Options to purchase common stock                                     134,060      862,446
Warrants to purchase common stock                                    269,237        1,613
Conversion of Series A and Series B Convertible Preferred Stock           --    1,600,366
Contingently issuable common shares pursuant to acquisitions         629,575    1,061,873
                                                                   ---------    ---------

                                                                   1,032,872    3,526,298
                                                                   =========    =========

                                       10

4.  ACQUISITIONS

       On February 21, 2001, Alloy completed the acquisition of the Strength Magazine assets from Rapid Service Company ("Rapid Service"), an Ohio corporation, pursuant to which Alloy issued 99,909 shares of common stock to Rapid Service, having a value of $1,180 (or $11.81 per share on the transaction date). Strength Magazine, operating out of Cincinnati, Ohio, is a lifestyle magazine primarily for teenage boys focusing on skateboarding and music. It is available via subscription and newsstands. Strength Magazine provides Alloy with a recognized magazine property to complement its boys direct marketing business and print-based advertising inventory reaching the boys market. In connection with the acquisition, Alloy has recorded approximately $1,404 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired, based upon a preliminary purchase price allocation; the value of the consumer franchise Strength Magazine had established; and the revenues and cash flows that we expect Strength Magazine to generate over time. The goodwill is being amortized over a period of three years. The results of Strength Magazine's operations have been included in Alloy's income statement since February 21, 2001.

       On April 12, 2001, Alloy completed the acquisition of all the capital stock of Landon Media Group, Inc. ("Landon"), a Massachusetts corporation with a principal place of business in Westford, Massachusetts, in exchange for 1,314,348 shares of common stock, having a value of $9,800 (or $7.45 per share on the transaction date), $5,000 in cash, four future quarterly cash payments of $700 each, and contingently issuable warrants to purchase additional shares pursuant to the warrants' terms. These warrants have expired because the circumstances surrounding the potential issuance of shares did not occur. Landon's primary asset as of the effective time of the acquisition was 100% of the issued and outstanding capital stock of Carnegie Communications, Inc., a Delaware corporation, which we have renamed Private Colleges & Universities, Inc. ("PCU"). PCU produces publications and Web sites that profile colleges and universities which are distributed to high school students, parents and guidance counselors. PCU provides Alloy with a wide range of advertising relationships with colleges and universities throughout the United States, as well as publications and Web sites that reach and marketing to prospective students. In connection with the acquisition, Alloy has recorded approximately $20,847 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired, based upon a preliminary purchase price allocation; the revenues and cash flows that we expect PCU to generate over time; and the relationships with colleges and universities that PCU had established. The goodwill is being amortized over a period of five years. The results of PCU's operations have been included in Alloy's income statement since April 12, 2001.

       On August 2, 2001, Alloy completed the acquisition of all the capital stock of CASS Communication, Inc. ("CASS"), an Illinois corporation with a principal place of business in Evanston, Illinois, in exchange for 1,720,392 shares of common stock, having a value of $23,122 (or $13.44 per share on the announcement date); $9,700 in cash; additional shares of Alloy common stock if CASS exceeds certain earnings targets over the 12-month period following the acquisition; and a contingent Note, which will not be payable, if at all, until four months after the effectiveness of the initial registration for resale of the shares of Alloy common stock issued in the acquisition, with the principal amount of the Note to be determined based on the average closing prices of Alloy common stock over such four month period. The maximum principal amount of the Note is $10,000, and the Note will have no value if the closing price for Alloy common stock averages at least $11.28 per share in each of the four months over such four month period. Founded in 1968, CASS' contracted media and promotional channels include college and high school newspapers reaching over 21 million readers. Additionally, CASS reaches over 6.5 million students on college and high school campuses through its outdoor and display media assets, and provides marketers with full service event production and promotion capability. CASS provides Alloy with additional media assets to sell to its advertising clients and expands Alloy's portfolio of advertising client relationships. CASS' strength in enabling marketers to reach college students complements Alloy's reach into the teenage audience. In connection with the acquisition, Alloy has recorded approximately $35,118 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired, based upon a preliminary purchase price allocation; the revenues and cash flows that we expect CASS to generate over time; and the relationships with advertisers and college newspapers that CASS had developed over its 33 years of existence. The results of CASS' operations have been included in Alloy's income statement since August 2, 2001.

       On September 28, 2001 (the "Closing Date"), Alloy closed an acquisition of all of the outstanding capital stock of Dan's Competition, Inc. ("Dan's"), an Indiana corporation with a principal place of business in Mt. Vernon, Indiana in exchange for 2,081,037 shares of common stock, having a value of $25,680 (or $12.34 per share on the transaction date); $11,000 in cash; and two contingent promissory notes (the "Notes"), which Notes will be payable, if at all, commencing on the date which is thirteen months after the Closing Date. The maximum aggregate principal amount of the Notes is $12,000, which amount will be reduced over the twelve-month period beginning on the date that is one month after the Closing Dated based on the average closing prices of Alloy common stock and the proceeds of any sales of the shares issued in the acquisition over such twelve month period.The Notes will have no value if the aggregate sale proceeds from the sale of the shares issued in the acquisition over such twelve-month period equal or exceed $12,000,000 or, if the closing price for Alloy common stock, as determined in accordance with the terms of the Notes, averages at least $8.10 per share for each of the twelve months over such twelve month period. Incorporated in 1996, Dan's is a direct marketer to teenage boys and a distribution brand in the action sports market. Through a convergence marketing model that includes Dan's print catalog and Web site (www.danscomp.com), Dan's has developed a database of Generation Y customers. Dan's sells a complete line of BMX-style bicycles, parts, safety equipment, apparel and accessories from brands including Huffy, Hoffman and Free Agent bikes and Etnies, Split and DC apparel and footwear. In addition to CCS, Dan's provides Alloy with another direct marketing franchise reaching the teen boys market. Alloy plans to manage Dan's customer database and circulation plan and identify cross-selling opportunities between Dan's name database and Alloy's name database. In connection with the acquisition, Alloy has recorded approximately $34,297 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired, based upon a preliminary purchase price allocation; the revenues and cash flows that we expect Dan's to generate over time; and the direct marketing franchise that Dan's had established in the teen boys market. The results of Dan's operations have been included in Alloy's income statement since September 28, 2001.

       Summarized unaudited pro forma information reflecting the impact of acquisitions on Alloy's results of operations for the three and nine month periods ended October 31, 2000 and October 31, 2001, assuming that all acquisitions that have occurred since February 1, 2000, which comprises the acquisitions of all the capital stock of Kubic Marketing, Inc., all the capital stock of Triple Dot Communications, Inc., all of the membership interests of Y- Access LLC, the assets and liabilities of Strength Magazine, all of the capital stock of Landon Media Group, Inc., all of the capital stock of CASS and all of the capital stock of Dan's had occurred at the beginning of the periods, is as follows (amounts in thousands, except per share data):


                                                                     (unaudited)
                                                                 THREE MONTHS ENDED
                                                        October 31, 2000     October 31, 2001
                                                        ----------------     ----------------
Revenues                                                       $40,403              $49,390
Net loss                                                        (8,486)              (3,056)
Net loss attributable to common stockholders                    (8,486)              (3,686)

Basic and diluted net loss per share                            $(0.36)              $(0.12)
Basic and diluted net loss per share attributable to
common stockholders                                             $(0.36)              $(0.14)

                                                                  NINE MONTHS ENDED
                                                        October 31, 2000     October 31, 2001
                                                        ----------------     ----------------
Revenues                                                       $92,972             $122,270
Net loss                                                       (27,008)             (17,605)
Net loss attributable to common stockholders                   (27,008)             (25,472)

Basic and diluted net loss per share                            $(1.09)              $(0.69)
Basic and diluted net loss per share attributable to
common stockholders                                             $(1.09)              $(1.00)


5.  DERIVATIVE FINANCIAL INSTRUMENTS

       In connection with the adoption of SFAS No. 133 on February 1, 2001, Alloy transferred 628,305 shares of Liberty Digital, Inc. common stock together with equity collars on 600,000 shares of Liberty Digital common stock that were previously designated as fair value hedges and classified as available-for-sale, to the classification of trading securities, pursuant to SFAS No. 133. The impact of the transfer was to recognize earnings of $854 as of February 1, 2001, representing the net unrealized holding gain for the securities as of February 1, 2001. In March 2001, Alloy sold its Liberty Digital shares and unwound the collars, which generated a net loss on the sales of the securities of $196, resulting in a total net gain during the nine months ended October 31, 2001 of $658. As of October 31, 2001, Alloy does not have any freestanding derivative instruments, or instruments with embedded derivative features.

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

       Also, on February 16, 2001, Alloy received an investment of $10,000 from St. Paul Venture Capital VI, LLC ("SPVC VI") in exchange for 1,052,632 shares of Alloy's Series A Preferred Stock, which were immediately convertible into 877,193 shares of Alloy common stock. In addition, SPVC VI received a warrant to purchase 307,018 shares of Alloy's common stock at an exercise price of $12.83 per share. The fair value of the warrant issued in connection with the Series A Preferred Stock was estimated as $1,475 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature as of the date of the transaction in the amount of approximately $2,769 which reduced earnings attributable to common shareholders in the nine months ended October 31, 2001. On October 25, 2001, SPVC VI converted 1,052,632 shares of Series A Preferred Stock into 877,193 shares of Alloy common stock on a voluntary basis.

       On June 20, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy's $.01 par value preferred stock consisting of 3,000 shares of the authorized unissued preferred stock as a Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has a par value of $.01 per share with a liquidation preference of $10,000 per share. The Series B Preferred Stock pays an annual dividend of 5.5%, payable in either additional shares of Series B Preferred Stock or cash, at Alloy's option. In addition, the Series B Preferred Stock is mandatorily redeemable on June 19, 2005 at a price of $10,000 per share, plus accrued and unpaid cash dividends thereon. The Series B Preferred Stock is convertible at the holder's option into common stock of Alloy as is determined by dividing $10,000 by the initial conversion price of $11.70 and multiplying by each share of Series B Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Alloy. At any time after June 20, 2002, if the reported closing sales price of Alloy's common stock exceeds $20.48 per share for a period of twenty consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series B Preferred Stock to convert their shares into common stock of Alloy.

       Also, on June 20, 2001, Alloy received an investment of $18,150 from various investors in exchange for 1,815 shares of Alloy's Series B Preferred Stock, which are immediately convertible into 1,551,282 shares of Alloy common stock. In addition, the Series B investors received warrants to purchase a total of 502,492 shares of Alloy's common stock at an exercise price of $12.46 per share. The fair value of the warrants issued in connection with the Series B Preferred Stock was estimated as $2,440 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature as of the date of the transaction in the amount of approximately $3,976 which reduced earnings attributable to common shareholders in the nine months ended October 31, 2001.

7.  RECENTLY ISSUED ACCOUNTING STANDARDS

       In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs". The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. We have presented our condensed consolidated statements of operations for the three month and nine month periods ended October 31, 2001 and October 31, 2000 in accordance with this issue. EITF Issue No. 00-10 requires that if shipping costs or handling costs are significant and are not included in cost of sales, these costs and the line items which include them on the income statement should be disclosed. Alloy includes these costs in the Selling and Marketing expenses line in its Condensed Consolidated Statements of Operations. These costs were $2,780 and $2,516 for the three months ended October 31, 2001 and October 31, 2000, respectively and $7,307 and $4,070 for the nine months ended October 31, 2001 and October 31, 2000, respectively.

       In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for us in our first quarter of fiscal 2002 and for purchase business combinations consummated after June 30, 2001. We are in the process of quantifying the anticipated impact of adopting the provisions of FAS 142. Upon adoption, we will stop amortizing goodwill. Based on the current levels of goodwill, this would reduce annual amortization expense by approximately $18.8 million. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping goodwill amortization would be to increase similarly our annual net income by approximately $18.8 million. In addition, we are in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. We do not expect to determine that any of our intangible assets have indefinite useful lives. As noted above, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. We are in the process of determining whether any such impairment would be recognized upon adoption of the new accounting standard. If, however, we conclude that an impairment charge for goodwill or intangible assets deemed to have an indefinite useful life is necessary, such a charge would be non-operational in nature and reflected as a cumulative effect of an accounting change.

8.  SEGMENT REPORTING

  Alloy has two operating segments: direct marketing and content. Reportable data for Alloy's operating segments were as follows for the three months and nine months ended October 31, 2001 and October 31, 2000:

                                                                          (Unaudited)
                                                          Direct
                                                        Marketing     Content    All Other   Consolidated
                                                        ---------     -------    ---------   ------------

RESULTS FOR THE THREE MONTHS ENDED October 31, 2001:
Revenue from external customers                         $  43,368     $ 1,095         $--    $  44,463
Operating income before goodwill amortization               1,829          68          --        1,897
Goodwill amortization                                      (4,223)       (486)         --       (4,709)
Interest income, net                                           --          --         223          223
(Loss) income before taxes                                 (2,394)       (418)        223       (2,589)
Income tax expense                                            (75)         --          --          (75)
Net (loss) income                                          (2,469)       (418)        223       (2,664)
Total assets                                            $ 181,223     $ 6,680     $17,736    $ 205,639

RESULTS FOR THE THREE MONTHS ENDED October 31, 2000:
Revenue from external customers                         $  27,241     $   818          $-    $  28,059
Operating (loss) income before goodwill amortization       (6,794)        213          --       (6,581)
Goodwill amortization                                      (2,881)       (369)         --       (3,250)
Interest income, net                                           --          --         150          150
(Loss) income before taxes                                 (9,675)       (156)        150       (9,681)
Net (loss) income                                          (9,675)       (156)        150       (9,681)
Total assets                                            $  80,902     $ 6,834     $23,995    $ 111,731

                                                          Direct
                                                        Marketing     Content    All Other   Consolidated
                                                        ---------     -------    ---------   ------------

RESULTS FOR THE NINE MONTHS ENDED October 31, 2001:
Revenue from external customers                         $  98,649     $ 2,790         $--    $ 101,439
Operating loss before goodwill amortization                (5,197)       (121)         --       (5,318)
Goodwill amortization                                      (9,579)     (3,484)         --      (13,063)
Interest income, net                                           --          --         712          712
Realized gain on sales of marketable securities, net           --          --         658          658
(Loss) income before taxes                                (14,776)     (3,605)      1,370      (17,011)
Income tax expense                                            (75)         --          --          (75)
Net (loss) income                                         (14,851)     (3,605)      1,370      (17,086)
Total assets                                            $ 181,223     $ 6,680     $17,736    $ 205,639

RESULTS FOR THE NINE MONTHS ENDED October 31, 2000:
Revenue from external customers                         $  46,608     $ 2,113          $-    $  48,721
Operating (loss) income before goodwill amortization      (18,787)        200          --      (18,587)
Goodwill amortization                                      (4,160)     (1,105)         --       (5,265)
Interest income, net                                           --          --         970          970
(Loss) income before taxes                                (22,947)       (905)        970      (22,882)
Net (loss) income                                         (22,947)       (905)        970      (22,882)
Total assets                                            $  80,902     $ 6,834     $23,995    $ 111,731


9.  SUBSEQUENT EVENTS

       On November 1, 2001, Alloy entered into definitive purchase agreements to sell 2.575 million shares of newly issued common stock in a private placement to both new institutional investors and existing shareholders for an aggregate purchase price of $32,188. Net proceeds from this private placement of approximately $30,100 may be used for acquisitions or general corporate purposes.

       On November 1, 2001, Alloy completed the acquisition of all of the stock of Target Marketing & Promotions, Inc., a Massachusetts corporation that provides market research and promotional activities and services targeted at the Generation Y audience. To pay for the acquisition, we issued 204,967 shares of common stock, having a value of $2,767 (or $13.50 per share on the transaction date). In addition, we agreed to issue additional shares of common stock as an earn-out if Target Marketing's earnings before interest and taxes for the four fiscal quarterly periods and two annual periods beginning November 1, 2001 equal or exceed certain specified targets, subject to an overall limit of $10 million in value of common stock, with the stock valued as of the end of the period for which it is issued.

       On November 26, 2001, Alloy acquired all the issued and outstanding stock of eStudentLoan, Inc., a Delaware corporation, from Student Advantage Inc. in exchange for $4,500 in cash. eStudentLoan provides college students, prospective college students, graduate students and parents with an online resource to gather information about student loans, financial aid and scholarships.

       On November 26, 2001, Alloy acquired substantially all of the assets of the 360 Youth business of MarketSource Corporation, a Delaware corporation, in exchange for 1,839,520 shares of unregistered common stock, having a value of $30,131 (or $16.38 per share on the transaction date); $13,375 in cash; and a warrant to purchase up to 100,000 shares of Alloy common stock. In accordance with its terms the Warrant may be exercised with respect to 50,000 shares of Common Stock on or after November 26, 2002 and prior to November 26, 2007, and with respect to the remaining 50,000 shares of Common Stock, on or after November 26, 2003 and prior to November 26, 2008. The fair value of the warrant issued in connection with the acquisition was estimated as $950 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 4.61% and expected life of six and one half years. We also agreed to issue up to an additional 1,545,197 shares of Alloy common stock if 360 Youth exceeds certain earnings targets over the 12-month period following the acquisition. The 360 Youth business focuses on providing marketing and promotional services targeted at teenagers and young adults, including acquiring and placing advertising and other promotional materials as a sales representative, agent or otherwise targeting the Generation Y market in all forms of media, and developing, staging and promoting promotional events targeted at the Generation Y market.

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

OVERVIEW

We are a multi-channel media company and direct marketer providing community, content and commerce to Generation Y, the approximately 58 million boys and girls between the ages of 10 and 24. We possess recognized brands including "Alloy", "CCS" and "Dan's Comp" for this generation, which the Census Bureau estimates will grow 19.5% faster than the overall U.S. population and accounts for more than $250 billion of annual disposable income. Alloy's convergent media model uses a range of media assets such as direct mail catalogs, Web sites, magazines, college and high school newspapers, media boards and college guides to reach the Generation Y demographic group. Alloy leverages its reach in the Generation Y community by offering a host of marketing and advertising services to marketers seeking to connect with the youth market, as well as selling apparel, accessories, footwear, room furnishings and action sports equipment directly to teenagers and young adults.

Our revenues consist of merchandise revenues and sponsorship and other revenues. We generate merchandise revenues through our Alloy, CCS and Dan's Comp catalogs and Web sites. We generate sponsorship and other revenues primarily through the sale of sponsorships, advertisements, co-marketing programs and other revenue sharing arrangements via the media assets we own or represent. Revenues from sales of merchandise are recognized at the time products are shipped to customers. Revenues from sponsorships, advertising and other arrangements are recognized during the period in which the sponsorship or advertisement is displayed, provided that no significant performance obligations remain and the collection of the related receivable is probable.

We were incorporated in January 1996, launched our www.alloy.com Web site in August 1996 and began recognizing meaningful revenues in August 1997 following the distribution of our first Alloy catalog. To date, the majority of our revenues have been generated through merchandise sales; however, we expect sponsorship and other revenues to increase in future periods as a result of our plan to increase our media reach and further develop our marketing and sales team to capitalize on our sponsorship, advertising and other revenue opportunities. In May 1999, we issued 3,700,000 shares of common stock in our Initial Public Offering and received approximately $50.1 million in net proceeds, after deduction of underwriter's commissions and discounts and expenses related to our Initial Public Offering. In April 2000, we consummated a financial and strategic arrangement with Liberty Digital, Inc. , a subsidiary of Liberty Media Group, Inc., pursuant to which we issued 2,922,694 shares of our common stock to a subsidiary of Liberty Digital in exchange for $10 million in cash and 837,740 shares of Liberty Digital common stock. Our issuances of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock in February 2001 and June 2001, respectively, raised $26.7 million in net proceeds. In November 2001, we issued 2,575,000 shares of our common stock in a private placement and received approximately $30.1 million in net proceeds, after deduction of placement agent fees and other expenses related to the transaction.

We incurred net losses of approximately $6.4 million for the year ended January 31, 1999, $14.9 million for the year ended January 31, 2000, $29.7 million for the year ended January 31, 2001 and $17.1 million for the nine months ended October 31, 2001. At October 31, 2001 we had an accumulated deficit of $76.7 million. The net losses and accumulated deficit resulted primarily from the costs associated with developing our Alloy and CCS Web sites and name database of Generation Y members, attracting users to our Web sites, establishing the Alloy and CCS brands, and amortizing goodwill resulting from acquisitions we have made. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues or profitability they may not be sustained in future periods.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

                            THREE MONTHS ENDED OCTOBER 31,
                                   2000      2001
                                  ------    ------

Net merchandise revenues            86.5%     71.4%
Sponsorship and other revenues      13.5      28.6
                                  ------    ------

Total revenues                     100.0     100.0
Cost of goods sold                  44.0      40.2
                                  ------    ------

Gross profit                        56.0      59.8
Operating expenses:
Selling and marketing               68.8      48.3
General and administrative          10.7       7.2
Amortization of goodwill            11.6      10.6
                                  ------    ------

Total operating expenses            91.1      66.1

Loss from operations               (35.1)     (6.3)
Interest income, net                 0.5       0.5
Income tax expense                   --       (0.2)
                                  ------    ------

Net loss                           (34.6)%    (6.0)%

THREE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 2001

Revenues

Merchandise Revenues. Net merchandise revenues increased from $24.3 million in the three months ended October 31, 2000 to $31.8 million in the three months ended October 31, 2001, a 30.9% increase. The increase in merchandise revenues for the third quarter of fiscal 2001 versus the third quarter of fiscal 2000 was due primarily to the increased size of our name database to which we marketed our merchandise offerings, our broadened merchandise assortment, and the revenue contribution from Dan's Competition, Inc. which was acquired on September 28, 2001.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $12.7 million in the third quarter of fiscal 2001 from $3.8 million in the third quarter of fiscal 2000, an increase of 235.3% due to the selling efforts by our in-house advertising sales force which expanded relationships with existing advertising clients and established new relationships in the third quarter of fiscal 2001, along with the revenue contributions of our CASS Communications, Triple Dot and Private Colleges & Universities subsidiaries which Alloy acquired after October 31, 2000.

Cost of Goods Sold

Cost of goods sold consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide, the marketing publications we develop and the magazines we produce. Our cost of goods sold increased from $12.4 million in the three months ended October 31, 2000 to $17.9 million in the three months ended October 31, 2001, a 44.6% increase. The increase in cost of goods sold in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000 was due primarily to the increase in merchandise sales to our growing customer base.

Our gross profit as a percentage of total revenues increased from 56.0% in the three months ended October 31, 2001 to 59.8% in the three months ended October 31, 2001 due primarily to the increased percentage of higher gross margin sponsorship and other revenues in Alloy's total revenue base in the three months ended October 31, 2001.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of Alloy and CCS catalog production and mailing costs; our Alloy and CCS call centers and fulfillment operations expenses; freight costs to deliver goods to our merchandise customers; salaries of our sales and marketing personnel; marketing costs; and expenses related to the maintenance and marketing of our Web sites. These expenses increased 11.4% from $19.3 million in the three months ended October 31, 2000 to $21.5 million in the three months ended October 31, 2001 due to the increased costs incurred in marketing, selling and shipping to our expanded name database; the hiring of additional sales and marketing personnel; the addition of CASS Communication's selling expenses and increased spending on Web site maintenance. As a percentage of total revenues, our selling and marketing expenses decreased from 68.8% in third quarter of fiscal 2000 to 48.3% in the third quarter of fiscal 2001 primarily due to our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity and reduced general advertising and marketing activity. Shipping and handling costs, which we include in selling and marketing expenses, were $2.8 million and $2.5 million for the three months ended October 31, 2001 and October 31, 2000, respectively.

We expect selling and marketing expenses in both our direct marketing and content business segments to continue to increase in future periods. We believe that these increases will be principally related to expanded marketing to our growing name database and the costs associated with fulfilling and shipping an anticipated increased number of merchandise orders resulting therefrom. In addition, we expect to continue hiring additional sales and marketing personnel in an effort to increase advertising and sponsorship sales to more companies that seek to reach the Generation Y community.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 7.5% from $3.0 million in the three months ended October 31, 2000 to $3.2 million in the three months ended October 31, 2001. As a percentage of total revenues, our general and administrative expenses decreased from 10.7% in the third quarter of fiscal 2000 to 7.2% in the third quarter of fiscal 2001 as we spread fixed costs over an expanded revenue base. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses associated with growing a public company such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses in both our operating segments to grow as we hire additional personnel, and we expect to incur additional expenses related to the growth of our business and our operations as a public company.

Amortization of Goodwill. Amortization of goodwill was approximately $4.7 million in the three months ended October 31, 2001 as compared to $3.3 million in the three months ended October 31, 2000. The increase in goodwill amortization in the third quarter of fiscal 2001 was due to our acquisition of all the capital stock of Triple Dot Communications, Inc. in December 2000; our acquisition of all of the membership interests of Y-Access, LLC in January 2001; our acquisition of the assets and liabilities of Strength Magazine from Rapid Service Company in February 2001; and our acquisition of all the capital stock of Landon Media Group, Inc. in April 2001. These acquisitions were all accounted for under the purchase method of accounting.

Loss from Operations

Our loss from operations was $2.8 million in third quarter of fiscal 2001 compared to a $9.8 million loss from operations in the third quarter of fiscal 2000. The reduced loss from operations reflects greater efficiency in selling merchandise to our name database and economies of scale in selling larger advertising and marketing services packages across a wider range of clients.

Interest Income, Net

Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. In the three months ended October 31, 2001, we generated net interest income of $223,000 versus $150,000 in the three months ended October 31, 2000 due to the higher cash and marketable securities balances we carried during the third quarter of fiscal 2000.

Income Tax Expense

In the three months ended October 31, 2001, we were subject to income tax expense of $75,000 due to operating income generated in the state of Massachusetts.

                                         NINE MONTHS ENDED OCTOBER 31,
                                              2000      2001
                                             ------    ------

Net merchandise revenues                       82.4%     76.2%
Sponsorship and other revenues                 17.6      23.8
                                             ------    ------

Total revenues                                100.0     100.0
Cost of goods sold                             40.7      42.3
                                             ------    ------

Gross profit                                   59.3      57.7
Operating expenses:
Selling and marketing                          81.6      53.6
General and administrative                     15.8       9.4
Amortization of goodwill                       10.8      12.9
                                             ------    ------

Total operating expenses                      108.2      75.9

Loss from operations                          (48.9)    (18.2)
Interest income, net                            2.0       0.7
Gain on sales of marketable securities, net      --       0.7
Income tax expense                               --        --
                                             ------    ------
Net loss                                      (46.9)%   (16.8)%

NINE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 2001

Revenues

Merchandise Revenues. Net merchandise revenues increased from $40.2 million in the nine months ended October 31, 2000 to $77.3 million in the nine months ended October 31, 2001, a 92.5% increase. The increase in merchandise revenues for the first nine months of fiscal 2001 versus the first nine months of fiscal 2000 was due primarily to the increased size of our name database to which we marketed our merchandise offerings, our broadened merchandise assortment, the inclusion of merchandise sales from our CCS catalog and www.ccs.com Web site for the entire nine months ended October 31, 2001 compared to only the last three and one half months in the nine months ended October 31, 2000, and the revenue contribution from Dan's Competition, Inc. which was acquired on September 28, 2001.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $24.2 million in the first nine months of fiscal 2001 from $8.6 million in the first nine months of fiscal 2000, an increase of 182.0% due primarily to the selling efforts by our in-house advertising sales force which expanded relationships with existing advertising clients and established new relationships in the first nine months of fiscal 2001, together with the addition of advertising and marketing services provided by our CASS Communications, Triple Dot and Private Colleges & Universities subsidiaries in the nine months ended October 31, 2001.

Cost of Goods Sold

Our cost of goods sold increased from $19.8 million in the nine months ended October 31, 2000 to $42.9 million in the nine months ended October 31, 2001, a 116.4% increase. The increase in cost of goods sold in the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 was due primarily to the increase in merchandise sales to our growing customer base.

Our gross profit as a percentage of total revenues decreased from 59.3% in the nine months ended October 31, 2001 to 57.7% in the nine months ended October 31, 2001 due primarily to the inclusion of CCS' lower merchandise gross margins for the full nine months ended October 31, 2001 versus only the last three and one half months of the nine months ended October 31, 2000.

Operating Expenses

Selling and Marketing. Selling and marketing expenses increased 36.7% from $39.8 million in the nine months ended October 31, 2000 to $54.4 million in the nine months ended October 31, 2001 due to the increased costs incurred in marketing, selling and shipping to our expanded name database; the hiring of additional sales and marketing personnel; and increased spending on Web site maintenance. As a percentage of total revenues, our selling and marketing expenses decreased from 81.6% in the first nine months of fiscal 2000 to 53.6% in the first nine months of fiscal 2001 primarily due to our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity and reduced general advertising and marketing activity. Shipping and handling costs, which we include in selling and marketing expenses, were $7.3 million and $4.1 million for the nine months ended October 31, 2001 and October 31, 2000, respectively.

General and Administrative. General and administrative expenses increased 23.3% from $7.7 million in the nine months ended October 31, 2000 to $9.5 million in the nine months ended October 31, 2001. As a percentage of total revenues, our general and administrative expenses decreased from 15.8% in the first nine months of fiscal 2000 to 9.4% in the first nine months of fiscal 2001 as we spread fixed costs over an expanded revenue base. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses associated with growing a public company such as professional fees, insurance premiums and public relations costs.

Amortization of Goodwill. Amortization of goodwill was approximately $13.1 million in the nine months ended October 31, 2001 as compared to $5.3 million in the nine months ended October 31, 2000. The increase in goodwill amortization in the first nine months of fiscal 2001 was due to the full nine months of goodwill amortization associated with our acquisition of all the capital stock of Kubic Marketing, Inc. in July 2000; our acquisition of all the capital stock of Triple Dot Communications, Inc. in December 2000; our acquisition of all of the membership interests of Y-Access, LLC in January 2001; our acquisition of the assets and liabilities of Strength Magazine from Rapid Service Company in February 2001; and our acquisition of all the capital stock of Landon Media Group, Inc. in April 2001. These acquisitions were all accounted for under the purchase method of accounting.

Loss from Operations

Our loss from operations was $18.4 million in the first nine months of fiscal 2001, a decrease of 22.9% compared to the $23.9 million loss from operations in the first nine months of fiscal 2000. Before the cost of goodwill amortization, the loss from operations for the first nine months of fiscal 2001 was reduced by 71.4% versus the first nine months of fiscal 2000 from $18.6 million to $5.3 million due to greater efficiency in selling merchandise to our name database and economies of scale in selling larger advertising and marketing services packages across a wider range of clients.

Interest Income, Net

In the nine months ended October 31, 2001, we generated net interest income of $712,000 versus $970,000 in the nine months ended October 31, 2000 due to the higher cash and marketable securities balances we carried during the first nine months of fiscal 2000 and the higher interest rate environment in the first nine months of fiscal 2000.

Gain on Sales of Marketable Securities, Net

In the nine months ended October 31, 2001, we sold the remainder of our holdings of Liberty Digital common stock and unwound the equity collars associated with this stock ownership position. As a result of these transactions, we recorded a net gain on the sale of marketable securities of $658,000 in the first nine months of fiscal 2001.

Income Tax Expense

In the nine months ended October 31, 2001, we were subject to income tax expense of $75,000 due to operating income generated in the state of Massachusetts.

We do not believe that inflation has had a material impact on our business operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations since our inception. In May 1999, we raised approximately $50.1 million in net proceeds upon the closing of our Initial Public Offering. In April 2000, we raised $9.2 million in net cash proceeds and acquired 837,740 shares of Liberty Digital common stock in connection with our sale of 2,922,694 shares of our common stock to a subsidiary of Liberty Digital. In the nine months ended October 31, 2001, we raised approximately $26.7 million in net proceeds from the sale of our Series A and Series B Convertible Preferred Stock. At October 31, 2001, we had approximately $17.7 million of cash and cash equivalents. Our principal commitments at October 31, 2001 consisted of accounts payable, accrued expenses and obligations under operating and capital leases.

Net cash used in operating activities was $9.4 million in the nine months ended October 31, 2001 compared to $21.7 million in the nine months ended October 31, 2000. The principal use of cash for both periods was to fund our losses from operations and finance growth of non-cash working capital to support our growing business.

Cash used in investing activities was $15.2 million in the first nine months of fiscal 2001 due to the application of $27.1 million of cash to the acquisition of businesses, primarily Landon Media Group, Inc., CASS Communications, Inc. and Dan's Competition, Inc., and $1.8 million of capital expenditures, offset by $13.7 million of sales and maturities of marketable securities. Cash provided by investing activities of $3.5 million in the first nine months of fiscal 2000 resulted from $18.3 million provided by net sales and maturities of marketable securities, offset by $11.5 million used in connection with business acquisitions, primarily to repay debt obligations of the acquired Kubic Marketing, Inc. business, $2.4 million of capital expenditures and $1.0 million invested in a private company.

Net cash provided by financing activities was $9.2 million in the nine months ended October 31, 2000 from the net cash proceeds of our sale of 2,922,694 shares of our common stock to a subsidiary of Liberty Digital. In the nine months ended October 31, 2001, net cash provided by financing activities totaled $30.8 million primarily from the net proceeds raised in the issuance of our Series A and Series B Convertible Preferred Stock, together with proceeds from employee stock option exercises. As a result of the issuance of our Series A and Series B Convertible Preferred Stock, we recorded a beneficial conversion feature of $6.7 million and accretion and dividends of $1.1 million in the nine months ended October 31, 2001 which together increased the net loss attributable to common stockholders by $7.8 million in the period.

We believe that in light of our liquidity position as of October 31, 2001 consisting of $17.7 million of cash and marketable securities, and the $30.1 million in net proceeds raised in our private placement of common equity in early November, our existing working capital and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, other than potential acquisitions, for at least the next 24 months, although we will consider opportunities to raise additional capital should these opportunities arise. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. If we raise additional funds through the issuance of equity securities, you may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to you. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for us in our first quarter of fiscal 2002 and for purchase business combinations consummated after June 30, 2001. We are in the process of quantifying the anticipated impact of adopting the provisions of FAS 142. Upon adoption, we will stop amortizing goodwill. Based on the current levels of goodwill, this would reduce annual amortization expense by approximately $18.8 million. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping goodwill amortization would be to increase similarly our annual net income by approximately $18.8 million. In addition, we are in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. We do not expect to determine that any of our intangible assets have indefinite useful lives. As noted above, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. We are in the process of determining whether any such impairment would be recognized upon adoption of the new accounting standard. If, however, we conclude that an impairment charge for goodwill or intangible assets deemed to have an indefinite useful life is necessary, such a charge would be non-operational in nature and reflected as a cumulative effect of an accounting change.

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

Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our expected future losses; our planned sales and marketing campaigns may not attract sufficient additional visitors to our Web sites; our planned sales and marketing campaigns may not increase our revenues or generate additional revenue streams; we may lack sufficient experienced management and personnel; we may fail to develop further our internal sales and marketing organization to attract promotions, sponsorship, advertising and other revenues; we may not be able to adapt as Internet technologies and customer demands continue to evolve; increased competition in the online commerce market may reduce our revenues; we may experience business disruptions with third parties that provide us with essential business operations; and general economic conditions. These and other risks are discussed in our Annual Report on Form 10-K for the year ended January 31, 2001 and filed with the SEC on May 1, 2001 and amended on Form 10-K/A, filed with the SEC on October 10, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our sale of our remaining holdings of Liberty Digital common stock and the unwinding of the associated equity collars during the nine months ended October 31, 2001, our exposure to market risk is principally confined to our cash equivalents and marketable securities, all of which have maturities of less than twelve months. As of October 31, 2001, our holding of equity securities was approximately $3,000. We maintain a non-trading portfolio of investment-grade, liquid debt securities that limits the amount of credit exposure to any one issue or issuer.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not involved in any legal proceedings that are material to our business or financial condition, except as previously disclosed.

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

On September 28, 2001 (the "Closing Date"), Alloy closed an acquisition of all of the outstanding capital stock of Dan's Competition, Inc. ("Dan's"), an Indiana corporation with a principal place of business in Mt. Vernon, Indiana in exchange for 2,081,037 shares of unregistered common stock; $11,000,000 in cash; and two contingent promissory notes (the "Notes"), which Notes will be payable, if at all, commencing on the date which is thirteen months after the Closing Date. The maximum aggregate principal amount of the Notes is $12,000,000, which amount will be reduced over the twelve-month period beginning on the date that is one month after the Closing Date based on the average closing prices of Alloy common stock and the proceeds of any sales of the shares issue3d in the acquisition over such twelve month period. The Notes will have no value if the closing price for Alloy common stock, as determined in accordance with the terms of the Notes, averages at least $8.10 per share for each of the twelve months over such twelve month period. Of the shares issued in this transaction, 370,370 have been placed in escrow as security for the indemnification of obligations of the former stockholders of Dan's to us under the Definitive Reorganization Agreement between us, Dan's and the former stockholders of Dan's. The shares of unregistered stock are subject to the restrictions set forth in the separate Investment Representation and Lockup Agreement between us and the former stockholders of Dan's.

On November 1, 2001, Alloy entered into definitive purchase agreements to sell
2.575 million shares of newly issued common stock in a private placement to both new institutional investors and existing shareholders for an aggregate purchase price of $32,187,500.

On November 1, 2001, Alloy completed the acquisition of all of the stock of Target Marketing & Promotions, Inc., a Massachusetts corporation that provides market research and promotional activities and services targeted at the Generation Y audience. To pay for the acquisition, we issued 204,967 shares of common stock. In addition, we agreed to issue additional shares of common stock as an earn-out if Target Marketing's earnings before interest and taxes for the four fiscal quarterly periods and two annual periods beginning November 1, 2001 equal or exceed certain specified targets, subject to an overall limit of $10 million in value of common stock, with the stock valued as of the end of the period for which it is issued. Of the shares issued in this transaction, 30,745 shares have been placed in escrow as security for the indemnification of obligations of the former stockholders of Target Marketing to us under the definitive Reorganization Agreement between us, our acquisition Sub, Target Marketing and the former stockholders of Target Marketing. The shares of unregistered stock are subject to the restrictions set forth in the separate Investment Representation and Lockup Agreement between us and the former stockholders of Target Marketing & Promotions, Inc.

On November 26, 2001, Alloy acquired substantially all of the assets of the 360 Youth business of MarketSource Corporation, a Delaware corporation, in exchange for 1,839,520 shares of unregistered common stock; $13,375,000 in cash; and a warrant to purchase up to 100,000 shares of Alloy common stock at a price of $13.78 per share. In accordance with its terms, the Warrant may be exercised with respect to 50,000 shares of Common Stock on or after November 26, 2002 and prior to November 26, 2007, and with respect to the remaining 50,000 shares of Common Stock, on or after November 26, 2003 and prior to November 26, 2008. We also agreed to issue up to an additional 1,545,197 shares of our common stock to the former owner of 360 Youth if 360 Youth, as our new subsidiary, meets certain earnings targets over the 12-month period following the closing of the acquisition. Of the shares issued in this transaction, 283,286 have been placed in escrow as security for the indemnification of obligations of the former owner of the 360 Youth business to us under the Purchase Agreement between us and MarketSource Corporation. The shares of unregistered common stock are subject to the restrictions set forth in the separate Investment Representation and Lockup Agreement between us and MarketSource Corporation.

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

None.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  Exhibits
-------------

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

99.1 Lease Agreement by and between Bike Land, LLC and Dan's Competition, Inc., dated September 28, 2001.

99.2 Lease Agreement by and between Bikeland, LLC and Dan's Competition, Inc., dated September 28, 2001.


(B)  Reports on Form 8-K.
-------------------------

On August 13, 2001, we filed a Current Report on Form 8-K under item 5 regarding changing our name to Alloy, Inc.

On August 14, 2001, we filed a Current Report on Form 8-K under item 2 regarding the acquisition of CASS Communications, Inc.

On September 14, 2001, we filed a Current Report on Form 8-K/A regarding financial information required to be filed in connection with our acquisition of CASS Communications, Inc.

On October 10, 2001, we filed a Current Report on Form 8-K/A , updating certain financial information required to be filed in connection with our acquisition of CASS Communications, Inc.

On October 15, 2001, we filed a Current Report on Form 8-K under item 2 regarding the acquisition of Dan's Competition, Inc.

On October 18, 2001, we filed a Current Report on Form 8-K/A, updating certain financial information required to be filed in connection with our acquisition of CASS Communications, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ALLOY, INC.

Date:    December 17, 2001                           By: /s/ Samuel A. Gradess
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

99.1 Lease Agreement by and between Bike Land, LLC and Dan's Competition, Inc., dated September 28, 2001.

99.2 Lease Agreement by and between Bikeland, LLC and Dan's Competition, Inc., dated September 28, 2001.