Form 10-K
period 2002-01-31
ALLOY  INC
filed 2002-05-01
CIK 1080359

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                        Commission File Number: 000-26023


                                   ALLOY, INC.
                Exact name of registrant as specified in charter


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates as of April 15, 2002 was $389,828,391 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Registrant's common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant's Common Stock outstanding on April 15, 2002 was 39,029,225.

Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I
ITEM 1.  BUSINESS.



OVERVIEW

We are a media, direct marketing and marketing services company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Our business integrates direct mail catalogs, print media, websites, on-campus marketing programs, and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. We reach a significant portion of Generation Y consumers through our various media assets, direct marketing activities and marketing services programs, and, as a result, we are able to offer advertisers targeted access to the youth market. Additionally, our assets have enabled us to build a comprehensive database that includes detailed information about more than 9.6 million Generation Y consumers. We believe we are the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing us with a deep understanding of the youth market. Our revenues have grown rapidly, increasing from $2.0 million for fiscal 1997 to $165.6 million for the fiscal year ended January 31, 2002 ("fiscal 2001").

Generation Y, our target market, is the fastest growing demographic group in the United States and is expected to grow 14.7% faster than the overall U.S. population from 2001 to 2005, according to U.S. Census data. Generation Y controls significant disposable income and has influence over household expenditure decisions. According to a study by Teenage Research Unlimited, a market-research firm focusing on the teen market, U.S. teens spent $172 billion in 2001. Students aged 18-24 are currently spending at a rate of $116 billion per year, up from $106.5 billion per year in spring 2001 according to studies completed by Harris Interactive, a research and polling firm.

We generate revenue from two principal sources -- merchandising, and sponsorship and advertising. From our catalogs and websites, we sell third-party branded products in key Generation Y spending categories, including apparel, action sports equipment and accessories directly to the youth market. We generate sponsorship and advertising revenues largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y. Advertisers can reach Generation Y through integrated marketing programs that include our catalogs, magazines, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that we provide. For fiscal 2001, we generated merchandising, and sponsorship and advertising revenues of $124.0 million and $41.6 million, respectively, increases of 62% and 188%, respectively, versus fiscal 2000.

We believe our business will continue to grow as we capitalize on the following four key assets:

         - Broad Access to Generation Y. Our collection of media and marketing assets enables us to reach a significant portion of the over 60 million Generation Y consumers by:

                  - circulating over 42.0 million direct mail catalogs annually;

                  -        producing magazines, college guides and books;

                  - owning and operating over 8,200 display media boards on college and high school campuses throughout the United States;

                  - placing advertising in over 6,000 college and high schools newspapers nationwide; and

                  - interacting with our registered online user base that, as of January 31, 2002, exceeded 8.5 million individuals, including over 2.8 million users who subscribe to our targeted e-mail magazines.

         - Comprehensive Generation Y Database. As of January 31, 2002, our database contains information about more than 9.6 million individuals, including approximately 2.5 million who have purchased products directly from us. In addition to names and addresses, our database contains a variety of valuable information that may include age, purchasing history, stated interests, on-line behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media, merchandising and marketing services programs, as well as through acquisitions of companies that have database information. We analyze this data in detail, enabling us to improve response rates from our direct sales efforts and to offer advertisers cost-effective ways of reaching highly targeted audiences.

         - Established Media Franchises. Our principal media franchises are well known by Generation Y consumers and by advertisers that target this market. Alloy, CCS and Dan's Comp are recognized brands among Generation Y consumers. Each of these multi-media brands targets a specific segment of the youth market through catalogs, websites and related consumer magazines. For advertisers, our portfolio of marketing businesses includes established youth marketers such as CASS Communications, 360 Youth, and Private Colleges & Universities, which collectively have over 60 years of experience in creating and implementing advertising and marketing programs for the youth market.

         -        Strong Relationship with Advertisers and Marketing Partners.
                  We provide advertisers and marketing partners with highly targeted, measurable and effective means to reach the Generation Y audience. Our seasoned advertising sales force of over 50 professionals has established strong relationships with youth marketers. We currently have over 750 advertising clients, including AT&T Wireless, Hasbro, Hershey, Eastman Kodak, Nestle, Reebok, Procter & Gamble and Universal Studios.

OUR DIRECT MARKETING & CONTENT PROPERTIES

Our business integrates the following assets to deliver broad access to Generation Y:

DIRECT MARKETING

CATALOGS

Each of our catalogs targets a particular segment of Generation Y and offers products, promotions and advertisements of interest to its audience. The combined circulation of our catalogs was approximately 42.0 million catalogs in fiscal 2001.

ALLOY -- We introduced Alloy, our first catalog, in August 1997. Alloy catalogs range from 48 to 96 pages and offer an assortment of apparel, accessories, footwear and room furnishings for sale to Generation Y girls. We generally mail at least ten versions of this catalog each fiscal year. Since 2000, we have included advertising pages in our Alloy catalogs and currently allocate up to twelve pages per catalog to our advertising clients and marketing partners.

CCS -- Our CCS catalog, which targets Generation Y boys, ranges from 64 to 128 pages and offers an assortment of action sports equipment, such as skateboards and snowboards, and related apparel, accessories and footwear. We generally mail at least eight versions of this catalog throughout each fiscal year and allocate up to ten pages per catalog to our advertising clients and marketing partners. CCS also sponsors a team of skateboarders, which participates in events and promotions nationally. We acquired CCS in July 2000.

DAN'S COMP -- Our Dan's Comp catalog, which also targets Generation Y boys, focuses on the BMX bike market and offers BMX bikes, parts and safety equipment, as well as related apparel, accessories and footwear. We plan to mail five to eight Dan's Comp catalogs during fiscal 2002 and to introduce up to ten pages per catalog for our advertising clients and marketing partners. Dan's Comp also sponsors a BMX bike team, which participates in events and promotions nationally. We acquired Dan's Comp in September 2001.

WEBSITES

Our websites offer Generation Y consumers a wide range of merchandise specifically geared to their interests and tastes, and enable us to generate information for our database. Advertisers also use our websites to deliver interactive marketing campaigns targeting the Generation Y market.

ALLOY -- Our flagship Alloy website (www.alloy.com) provides a broad range of products, community, and content for Generation Y girls. Through this website, we offer the apparel items, outerwear, accessories, footwear, cosmetics and room furnishings that are available in our Alloy catalogs as well as additional products and special offers. We facilitate community activity among users through a variety of free interactive services such as e-mail and real-time chat. Additionally, we provide user-generated interactive content areas such as topical message boards, opinion polls and surveys. Our Generation Y-focused editorial staff also provides advice in areas of interest to Generation Y girls, such as relationships and fashion, in a forum where users can express their opinion. Our professional editorial staff aggregates and regularly updates information from a variety of sources and develops an edited presentation of compelling and relevant Generation Y-focused content on topics including music, relationships, celebrities, horoscopes, gossip, fashion trends and current events.

CCS -- Our CCS website (www.ccs.com) features products, content and community for action sports enthusiasts. This website also offers content on a variety of topics primarily related to skateboarding and snowboarding. We offer the same action sports equipment and related accessories, apparel items and footwear that are found in our CCS catalogs as well as additional products and special offers.

DAN'S COMP -- Our Dan's Comp website (www.danscomp.com) is a popular online destination for BMX bike enthusiasts. We offer Generation Y consumers the same BMX bike sports equipment and related accessories, apparel items and footwear that we offer in our Dan's Comp catalogs as well as additional products and special offers.

PRIVATE COLLEGES & UNIVERSITIES -- Complementing our published college and university guides, our Private Colleges & Universities websites provide information on colleges and universities to college-bound high school students. Hundreds of colleges and universities advertise their programs and recruit students via these websites. We acquired Private Colleges & Universities in April 2001.

eSTUDENTLOAN -- Our eStudentLoan websites feature college scholarship and financial aid database search engines. These websites complement our college recruitment publications and websites to serve the college bound segment of Generation Y. We acquired eStudentLoan in November 2001.

MEDIA, ADVERTISING & MARKETING SERVICES

Through our several media units, 360 Youth, Triple Dot, Y-Access and Target Marketing, we provide various advertising and marketing service programs which offer advertisers direct access to Generation Y. We own and operate 8,200 display media boards that are located in high traffic areas on college and high school campuses. These one, two or three panel display media boards often feature full color, backlit advertising as well as scrolling electronic messaging. We also provide marketing services such as consulting, market research, event production, and product sampling and customer acquisition programs for advertisers looking to reach Generation Y. Through our newspaper advertising unit, Cass Communications, we are able to connect advertisers with college and high schools throughout the United States. We believe we reach over 17 million college and high school newspaper readers.

PRINT MEDIA

We reach Generation Y consumers through magazines, publications and books.

PRIVATE COLLEGES & UNIVERSITIES -- Through Private Colleges & Universities, we publish over 30 editions of targeted college guides providing information about private colleges and universities and the admissions process to college-bound high school students, their parents, and high-school guidance counselors. Our editions target students based on academic achievement, geography and special interests such as science and medicine, among others. We distribute our guidebooks to the homes of college-bound students across the United States.

STRENGTH MAGAZINE -- Strength, a monthly glossy consumer magazine, is a lifestyle publication for action sports enthusiasts. Strength is a companion to our CCS and Dan's Comp catalogs and websites. We acquired Strength in February 2001.

ALLOYGIRL MAGAZINE -- AlloyGirl is a glossy lifestyle magazine for Generation Y girls. AlloyGirl is published quarterly and distributed to a select portion of our Alloy database on a controlled circulation basis. AlloyGirl contains articles on issues of interest to Generation Y girls in addition to promotions, advertising and information about fashion, accessories and products.

CONTENT

ALLOY ENTERTAINMENT / 17TH STREET PRODUCTIONS -- Through Alloy Entertainment and 17th Street Productions, we develop youth entertainment properties including books and concepts for television series and motion pictures. We believe we are the largest packager of books for the teen market. Some of our properties include Roswell, Sweet Valley High and Fearless. Alloy Entertainment grew out of our acquisition of 17th Street Productions in January 2000.

MERCHANDISING

Our merchandising strategy is designed to minimize fashion risk and to facilitate speed to market and product assortment flexibility. Our primary objective is to reflect, not lead, Generation Y styles and tastes. We select merchandise from what we believe are quality designers and producers, allowing us to stay current with the tastes of the market rather than to predict future fashion trends. Our buyers and merchandisers work closely with our many vendors to tailor products to our specifications. Through this strategy, we are able to minimize design risk and make final product selections only two to three months before the products are brought to market, not the typical six to nine months for many apparel retailers.

We have designed our operational processes to support our merchandising strategy. Our buyers have years of experience working with Generation Y retail and direct marketing companies. We believe our staff has a proven ability to identify desirable products and ensure that our vendors meet specific guidelines regarding product quality and production time. At present, we use primarily domestic vendors who must have the ability to produce and ship products within two to eight weeks. This speed to market gives us flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of Generation Y.

Our merchandising strategy also enables us to control our inventory levels closely. We typically purchase less than 50% of our initial sales estimates and rely on quick re-order ability. Because we do not make aggressive initial orders, we believe we are able to limit our risk of excess inventory. Additionally, we use our websites to offer special product prices and periodically mail various sales catalogs to our customers to sell slower moving inventory.

Because Alloy, CCS and Dan's Comp are recognized and popular brands among Generation Y consumers, our websites and catalogs are a valuable marketing tool for our vendors. As a result, our vendors typically grant us online and catalog exclusivity for products we select. We believe this exclusivity makes the merchandise in the Alloy, CCS and Dan's Comp catalogs more attractive to our target audience and protects us from direct price comparisons. Our merchandise selection includes products from more than 500 vendors. Brands currently offered through Alloy include nationally recognized names such as Vans, Roxy/Quiksilver and Skechers, as well as smaller, niche labels, including Paris Blues, Free People and Mudd. CCS carries merchandise and equipment from major action sports brands such as World Industries, Osiris and Birdhouse. Dan's Comp merchandise includes a complete line of BMX-style bicycles, parts, safety equipment, apparel and accessories from brands including Huffy, Hoffman and Free Agent bikes, and Etnies, Split and DC apparel and footwear.

ORDERING, FULFILLMENT AND CUSTOMER SERVICE

In order to take, fulfill and ship orders for our Alloy merchandise business, we use a full-service, integrated call center and fulfillment center with trained personnel. This call center and fulfillment center is provided by NewRoads, Inc., a specialized third-party fulfillment services company. NewRoads has over 400,000 square feet of warehouse space and a 400-seat call center in Martinsville, Virginia available to support our current activity as well as our anticipated growth. We closely monitor our NewRoads relationship, in part by having several of our employees working on site at the NewRoads facilities.

We process CCS orders through our own 100-seat call center and warehouse facilities located in San Luis Obispo, California. We staff our CCS call center and warehouse with our own employees. The CCS fulfillment center has approximately 77,000 square feet of warehouse space. In order to be more cost-efficient, we are in the process of transferring our CCS call center and warehouse operations to NewRoads. We currently anticipate that on or about
May 1, 2002, NewRoads will handle the CCS call center activities at the current San Luis Obispo, California location, and the CCS warehouse functions will be transferred to NewRoads facilities located in Portland, Tennessee.

We process Dan's Comp orders through our own 23-seat call center and warehouse facilities located in Mt. Vernon, Indiana. We staff our Dan's Comp call center and warehouse with our own employees. The Dan's Comp fulfillment center has approximately 30,000 square feet of warehouse space.

We believe that high levels of customer service and support are critical to the value of our services and to retaining and expanding our customer base. We routinely monitor the customer service calls at each of our call centers for quality assurance purposes. Additionally, we review our call and fulfillment centers' policies and distribution procedures on a regular basis. We also continue to evaluate whether we should operate our own warehouses and call centers, or whether we should contract these functions out to third parties as we have done with our Alloy operations. We ship our goods by common carrier.

Alloy trained customer service representatives are available 24 hours a day, 7 days per week through multiple toll-free telephone numbers and CCS trained customer service representatives are available from 8:00 a.m. to 1:00 a.m. Eastern Standard Time, seven days per week. Our Dan's Comp customer service representatives are available from 9:00 a.m. to 9:00 p.m. Eastern Standard Time, Monday through Friday, and from 9:00 a.m. to 1:00 p.m. Eastern Standard Time on Saturday. The representatives are able to guide customers through the order process, monitor order progress and provide general information about our products such as sizing advice and product features.


SALES & MARKETING SALESFORCE

Our advertising sales organization includes over 50 sales professionals who are either account managers generally responsible for specific geographic regions, or product specialists. Over 15 of our sales professionals have ten years or more experience selling youth-specific advertising or marketing programs. Our account managers and product specialists work closely together to cross-sell our media assets and marketing capabilities to existing advertising customers and to build relationships with new advertisers. Our account managers are trained and motivated to sell the entire portfolio of our media and advertising services including:

         -  advertising in our catalogs, magazines, books and websites;

         -  advertising in our college guides;

         - advertising on our display media boards, and marketing programs such as on-campus product sampling, customer acquisition programs, and promotional events; and

         -  advertising in high school and college newspapers.

Our advertising sales organization has grown through a combination of external hiring and our acquisitions of Private Colleges & Universities, CASS Communications and 360 Youth, each of which had an experienced sales force and a strong base of existing advertising customers.

Our advertisers come from a wide range of industries that target the Generation Y audience including apparel, consumer goods and electronics, cosmetics, entertainment, financial services, food and beverage, and others. Our advertising revenue base is well diversified, with no single advertiser representing more than 10% of our total sponsorship and advertising revenue in any single historical period.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

Our operations are dependent on our ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events.

Where appropriate, we have implemented disaster recovery programs for our various businesses. Critical files are copied to backup tapes each night and regularly stored at an off-site storage facility. Arrangements have also been made for the availability of third-party "hot sites" as well as telecommunications recovery capability. Our servers are powered by an uninterruptible power supply to provide back-up power at the operations facility within seconds of a power outage. Redundant internet connections and providers provide similar protection for our online services. We have implemented these various redundancies and backup measures in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control.

We strive for no downtime in our online services. All critical components of the system are redundant, which allows continuous service in case of unexpected component failure, maintenance and upgrades.

Currently, we license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing online infrastructure solutions. We provide most services regarding maintenance and operation of our websites internally, under the direction of our Chief Technology Officer. As of April 1, 2002, Exodus, a Cable & Wireless Service, and Equinix Inc., third-party providers in Sterling, Virginia and Ashburn, Virginia, respectively, provide us with co-location and bandwidth (i.e., our internet connection). Our infrastructure is scaleable allowing us to adjust quickly to our rapidly-expanding user base.

COMPETITION

Competition for the attention of Generation Y consumers is considerable. Our catalogs compete with other catalog retailers and direct marketers, some of which may specifically target our customers. We compete with a variety of other companies serving segments of the Generation Y market including various mail-order and web-based retailers, promotions and marketing services firms, youth-targeted traditional retailers either in their physical or online stores, and online service providers that offer products of interest to Generation Y consumers.

We compete for users and advertisers with many media companies, including companies that attempt, as we do, to target Generation Y consumers. These include the Generation Y-focused magazines such as Seventeen, YM, Teen and Teen People; teen-focused television and cable channels such as the WB Network and MTV; websites primarily focused on the Generation Y demographic group; and online service providers with teen-specific channels, such as America Online.

Many of our current and potential competitors have longer operating histories, larger customer or user bases and significantly greater financial, marketing and other resources than we do. In addition, competitors could enter into exclusive distribution arrangements with our vendors or advertisers and deny us access to their products or their advertising dollars. If we face increased competition, our business, operating results and financial condition may be materially and adversely affected.

We believe that our principal competitive advantages are:

         -        The size and amount of detail in our database;

         -        Our relationships with advertisers and marketing partners;

         - The consumer and media brands we have developed in the Generation Y market;

         - Our knowledge of the Generation Y audience and our ability through our marketing franchises to analyze the market; and

         - Our ability to deliver targeted Generation Y audiences to advertisers through cost-effective, cross-media advertising programs.

INTELLECTUAL PROPERTY

We have registered the Alloy name, among other trademarks, with the U.S. Patent and Trademark Office. Applications for the registration of certain of our other trademarks and service marks are currently pending. We also use trademarks, trade names, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others' intellectual property.

GOVERNMENT REGULATION

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. The internet is rapidly evolving and there are few laws or regulations directly applicable to online commerce and community websites. Due to the increasing popularity and use of the internet, governmental authorities in the United States and abroad may adopt laws and regulations to govern internet activities. Laws with respect to online commerce may cover issues such as pricing, distribution and characteristics and quality of products and services. Laws with respect to community websites may cover content, copyrights, libel, obscenity and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the internet could have a material and adverse effect on our business, results of operations and financial condition.

Governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not operate in those jurisdictions. As our products and advertisements are available over the internet anywhere in the world, and we conduct marketing programs in numerous states, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions.

Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws. For example, a French court has ruled that a U.S. website must comply with French laws regarding content. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future.

The U.S. Congress enacted the Children's Online Privacy Protection Act of 1998 or ("COPPA"). The Federal Trade Commission promulgated regulations implementing COPPA on October 21, 1999, which became effective on April 21, 2000. The principal COPPA requirements apply to websites, or those portions of websites, directed to children under age 13. COPPA mandates that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology. As a part of our efforts to comply with the new requirements, we have decided not to provide many of our services to children under the age of 13. This will likely dissuade some percentage of our customers from using our website, which may adversely affect our business. While we believe that our website is compliant with COPPA, our efforts may not have been successful. If this is the case, we may face litigation with the Federal Trade Commission or individuals or face a civil penalty, which would adversely affect our business.

A number of government authorities both in the United States and abroad as well as private parties are increasing their focus on privacy issues and the use of personal information. The Federal Trade Commission and attorneys general in several states have investigated the use of personal information by some internet companies. In particular, an attorney general may examine such privacy policies to assure the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the company. As a result, we review our privacy policies on a regular basis and we believe we are in compliance with federal and state laws. However, our business could be adversely affected if new regulations or decisions regarding the use of personal information are made, or if government authorities or private parties challenge our privacy practices.

The European Union Directive on the Protection of Personal Data may affect our ability to make our websites available in Europe if we do not afford adequate privacy to European users. Similar legislation was recently passed in Canada, Australia and Japan and may have a similar effect. The Canadian and Japanese laws will be implemented in stages over the next two years, while the Australian Amendment (Privacy Sector) Act 2000 became effective in December 2001, with an additional 12 months extended to small businesses. Legislation governing privacy of personal data provided to internet companies is in various stages of passage in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective.

EMPLOYEES

As of January 31, 2002, we had 948 full-time employees, of whom 29 were senior management; 110 worked in sales, marketing and sales support; 37 worked in finance; 440 worked in warehouse/fulfillment/customer service; and 332 worked in other management and personnel. None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information about our segments is summarized in Note 16 to Consolidated Financial Statements presented in Item 8 of this Report on Form 10-K.

ITEM 2.  PROPERTIES.

Our principal office is located at 151 West 26th Street, New York, New York 10001, where we lease approximately 20,000 square feet of space. We also lease an additional 7,000 square feet in New York City which houses a photo studio. In addition, we lease approximately 16,000 square feet in Evanston, Illinois and approximately 7,400 square feet of office space in Los Angeles, California, both for the local office advertising and sales offices of Alloy and Cass Communications. In San Luis Obispo, California, Phase Three, which does business as CCS, leases a 150,000 square foot warehouse, along with approximately 20,000 square feet for the call center and corporate offices. Dan's Comp leases approximately 40,000 square feet in Mt. Vernon, Indiana for general office, call center and warehouse purposes. 360 Youth subleases approximately 43,000 square feet in Cranbury, New Jersey for general office and warehouse space.

ITEM 3.  LEGAL PROCEEDINGS.

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant along with James K. Johnson, Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan & Company, Dain Rauscher Wessels, and Ladenburg Thalmann & Co., Inc., the underwriters on our initial public offering. The complaint purportedly is filed on behalf of persons who purchased our common stock between May 14, 1999 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act, and Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder.

Specifically, the complaint alleges that, in connection with our initial public offering, we and the other defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our common stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of our IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our prospectus incorporated in our registration statement for our IPO materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and intend to defend vigorously against the plaintiffs' claims.

On or about April 19, 2002, plaintiffs filed amended complaints against us, the individual defendants and the underwriters. The amended complaints assert violations of Section 10(b) of the Exchange Act and mirror allegations asserted against other issuers sued by plaintiffs.

We are involved in additional legal proceedings which have arisen in the ordinary course of business. We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

Our common stock has traded on The Nasdaq National Market under the symbol "ALOY" since our initial public offering in May 1999. The last reported sale price for our common stock on April 30, 2002 was $12.65 per share. The table below sets forth the high and low sale prices for our common stock during the periods indicated.

                                                                            COMMON STOCK PRICE
                                                                            ------------------
                                                                             HIGH           LOW
                                                                             ----           ---
FISCAL 2000 (ENDED JANUARY 31, 2001)
First Quarter.............................................................  $20.25         $7.88
Second Quarter............................................................   15.12         10.00
Third Quarter.............................................................   11.38          5.75
Fourth Quarter............................................................    9.00          6.50
FISCAL 2001 (ENDED JANUARY 31, 2002)
First Quarter.............................................................  $13.50         $7.22
Second Quarter............................................................   17.44          8.94
Third Quarter.............................................................   17.95          9.25
Fourth Quarter............................................................   23.95         11.58
FISCAL 2002 (ENDING JANUARY 31, 2003)
First Quarter ............................................................  $21.38        $10.55

These prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

SHAREHOLDERS

As of January 31, 2002, there were approximately 159 holders of record of our common stock, and approximately 6,293 beneficial owners of our common stock.

DIVIDENDS

We have never declared or paid cash dividends on our capital stock. We intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate paying cash dividends in the foreseeable future. In addition, even if we wanted to pay dividends on our common stock, we would require the consent of the holders of our Series B convertible preferred stock for any dividends declared or paid prior to December 15, 2002.

UNREGISTERED SALES OF SECURITIES

On January 28, 2002, we issued and sold to Fletcher International, Ltd., a private investment entity, 1,367,366 shares of our common stock, at a purchase price of $21.94 per share, for an aggregate purchase price of $30,000,000, and issued a warrant (the "Warrant") to purchase up to 888,788 shares of our common stock, in each case subject to adjustment under specified circumstances. The Warrant is exercisable in whole or in part at any time on or prior to January 28, 2012 at an exercise price of $21.94 per share, subject to adjustment. Each of the purchase price for our common stock and the exercise price under the Warrant was equal to approximately 111% of the closing price of our common stock on January 25, 2002.

The securities issued in the foregoing transaction(s) were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") and registration requirements set forth in Section 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

ITEM 6.

SELECTED FINANCIAL DATA.

The following selected financial data is derived from our consolidated financial statements and notes thereto. Selected financial data should be read in conjunction with our Financial Statements and the corresponding Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report on Form 10-K.

                                                                                   Year Ended January 31,
                                                                                   ----------------------

                                                                        (in thousands, except share and per share data)
                                                              1998          1999           2000            2001           2002
                                                              ----          ----           ----            ----           ----
STATEMENTS OF OPERATIONS DATA (3):
Net merchandise revenues ..............................  $     1,985    $    11,243    $     30,952    $     76,736    $    124,052
Sponsorship and other revenues ........................           --            125           2,912          14,452          41,570
                                                         -----------    -----------    ------------    ------------    ------------

Total revenues ........................................        1,985         11,368          33,864          91,188         165,622
Cost of goods sold ....................................        1,050          5,486          13,765          37,757          68,858
                                                         -----------    -----------    ------------    ------------    ------------

Gross profit ..........................................          935          5,882          20,099          53,431          96,764
Operating expenses:
Selling and marketing .................................        2,152         10,324          30,520          60,814          81,829
General and administrative ............................          682          1,683           5,423          10,659          13,516
Amortization of goodwill and other intangible assets...           --             --             332           8,573          18,316
                                                         -----------    -----------    ------------    ------------    ------------

Total operating expenses ..............................        2,834         12,007          36,275          80,046         113,661
                                                         -----------    -----------    ------------    ------------    ------------

Loss from operations ..................................       (1,899)        (6,125)        (16,176)        (26,615)        (16,897)
Interest income (expense), net ........................           34           (239)          1,542           1,119             935
Realized (loss) gain on marketable securities and
investments ...........................................           --             --              --          (4,193)            658
Provision for income taxes ............................           --             --              --              --            (296)
Charge for early retirement of debt ...................           --             --            (235)             --              --

Net loss ..............................................  $    (1,865)   $    (6,364)   $    (14,869)   $    (29,689)   $    (15,600)
                                                         ===========    ===========    ============    ============    ============
Non-cash charge attributable to beneficial
conversion feature of preferred stock issued (1) ......           --             --              --              --           6,745
Preferred stock dividends and accretion of discount ...           --              7              13              --           3,013
Net loss attributable to common shareholders ..........       (1,865)        (6,371)        (14,882)        (29,689)        (25,358)
                                                         ===========    ===========    ============    ============    ============
Basic and diluted net loss attributable to common
shareholders per common share before
extraordinary item (2) ................................  $     (0.33)   $     (0.75)   $      (1.15)   $      (1.61)   $      (1.02)
Extraordinary charge for early retirement of debt (2) .  $      0.00    $      0.00    $      (0.02)   $       0.00    $       0.00
Basic and diluted net loss attributable to common
shareholders per common share (2) .....................  $     (0.33)   $     (0.75)   $      (1.17)   $      (1.61)   $      (1.02)
                                                         ===========    ===========    ============    ============    ============

Weighted average basic and diluted common shares
outstanding: ..........................................    5,617,577      8,479,727      12,718,318      18,460,042      24,967,678
                                                         ===========    ===========    ============    ============    ============

                                                                                      January 31,
                                                                                      -----------
                                                                                     (in thousands)

                                                        1998             1999             2000              2001              2002
                                                        ----             ----             ----              ----              ----
BALANCE SHEET DATA (3):
Cash and cash equivalents ....................         $2,321          $ 2,983           $12,702          $  9,338          $ 61,618
Working capital ..............................          2,451            5,266            30,179            25,400            65,430
Total assets .................................          3,166            7,407            57,668           106,908           310,207
Promissory notes, net ........................             --            3,945                --                --                --
Capital lease obligation, less current portion             --               40                --               103               358
Convertible redeemable preferred stock, net ..             --            4,836                --                --            15,046
Total shareholders' equity (deficit) .........          2,479           (3,046)           45,208            88,282           249,734

(1) See Note 9 to the Financial Statements for a description of the beneficial conversion feature of Series A and Series B Convertible Preferred Stock. The net loss attributable to common shareholders reflects the intrinsic value of the realization of a contingent beneficial conversion feature of preferred stock issued.

(2) See Note 13 to the Financial Statements for an explanation of the determination of the number of common shares used in computing the amount of basic and diluted net loss per common share and net loss attributable to common shareholders per common share.

(3) See Note 3 to the Financial Statements for a description of the effect of our acquisitions on the comparability of our selected financial information for the fiscal years ended January 31, 2001 and January 31, 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those under "Risk Factors That May Affect Future Results" and elsewhere in this report.

OVERVIEW

We are a media, direct marketing and marketing services company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Our business integrates direct mail catalogs, print media, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. We reach a significant portion of Generation Y consumers through our various media assets, direct marketing activities and marketing services programs, and, as a result, we are able to offer advertisers targeted access to the youth market.

We were incorporated in January 1996, launched our Alloy website in August 1996 and began generating meaningful revenues in August 1997 following the distribution of our first Alloy catalog. Since then, we have grown rapidly, both organically and through the completion of strategic acquisitions. We generate revenue from two principal sources -- merchandising, and sponsorship and advertising.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. We believe, however, the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Merchandise revenues are recognized at the time the products are shipped to customers net of an allowance for sales returns, which is determined in accordance with our return policy and based on historical experience and forecasted trends, and net of any promotional price discounts. We are subject to seasonal fluctuations in our merchandise sales and results of operations. We expect its net sales and operating results generally to be lower in the first half of each fiscal year, as compared to the second half of each fiscal year.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. We adopted the provisions of this pronouncement in the third quarter of fiscal 2000, and have presented its consolidated statements of operations in accordance with this issue. Furthermore, EITF Issue No. 00-10 requires that if shipping costs or handling costs are significant and are not included in cost of sales, these costs and the line items which include them on the consolidated statements of operations should be disclosed. We include these costs in selling and marketing expenses in its consolidated statements of operations. These costs were $3.9 million, $7.7 million and $11.8 million for the years ended January 31, 2000, 2001 and 2002, respectively.

Sponsorship revenues consist primarily of advertising provided for third parties in our media properties. Revenue under these arrangements is recognized as the contracted advertising is delivered pursuant to the terms of each arrangement, and when any of our other obligations are performed, provided that collectability is deemed probable, as determined by us. Delivery of advertising is completed either in the form of the display of an "impression", or over the economic life of a print catalog for printed advertisements in this medium. Associated advertising costs are recognized as incurred, and any direct-response advertising costs are recorded over the economic life of each catalog offering, in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs." Billings recorded in advance of advertising delivery are deferred until the impressions are delivered.

Other revenues consist of book development/publishing revenue and other service contracts related to certain of the businesses acquired since 1999. The revenues and related expenses earned and incurred in connection with publishing activities are recognized upon publication of such property. Any amounts received prior to publication are treated as advances, and classified as a current liability. Costs paid prior to publication are deferred and classified as other current assets in the consolidated balance sheets. Contract revenues are recognized upon the delivery of the contracted services and when no significant Company performance obligation remains. Billings recorded in advance of provision of services are deferred until the services are provided. In the case of our newspaper advertising placement service, revenue is reported net of amounts paid to suppliers in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an agent." The consensus in this issue requires reporting of revenue on a net basis when a company acts as an agent or a broker, and not as a principal, and does not assume the risk and rewards of ownership of goods.

Catalog costs

Catalog costs consist of catalog production and mailing costs. Catalog costs are capitalized and charged to expense over the expected future revenue stream, which is principally three to four months from the date the catalogs are mailed. Catalog costs are included within selling and marketing expenses in the accompanying consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill relating to acquisitions completed prior to June 30, 2001 was being amortized on a straight-line basis over lives ranging from three to five years. Pursuant to SFAS 142, there was no goodwill amortization recorded for all acquisitions completed after June 30, 2001. Effective February 1, 2002, and in accordance with SFAS 142, goodwill will cease to be amortized. As of January 31, 2002, our intangible and other assets consist of trademarks, mailing lists, noncompetition agreements, websites and marketing rights. Trademarks currently have indefinite lives; however, the other identified intangible assets are amortized over periods ranging from three to five years. These assets were recorded pursuant to our business acquisitions during fiscal 2001.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

                                                                               Year ended January 31,
                                                                               ----------------------

                                                                        2000             2001             2002
                                                                        ----             ----             ----
STATEMENTS OF OPERATIONS DATA
Net merchandise revenues ....................................           91.4%            84.2%            74.9%
Sponsorship and other revenues ..............................            8.6             15.8             25.1

Total revenues ..............................................          100.0            100.0            100.0
Cost of goods sold ..........................................           40.6             41.4             41.6

Gross profit ................................................           59.4             58.6             58.4
Operating expenses:
Selling and marketing .......................................           90.1             66.7             49.4
General and administrative ..................................           16.0             11.7              8.2
Amortization of goodwill and other intangible assets ........            1.0              9.4             11.0

Total operating expenses ....................................          107.1             87.8             68.6

Loss from operations ........................................          (47.7)           (29.2)           (10.2)
Interest income, net ........................................            4.5              1.2              0.6
Realized (loss) gain on marketable securities and
  investments ...............................................             --             (4.6)             0.4
Provision for income taxes ..................................             --               --             (0.2)
Charge for early retirement of debt .........................           (0.7)              --               --
Net loss ....................................................          (43.9)           (32.6)            (9.4)
Non-cash charge attributable to beneficial conversion
  feature of preferred stock issued .........................             --               --              4.1
Preferred stock dividends and accretion of discount .........             --               --              1.8
Net loss attributable to common shareholders ................          (43.9)%          (32.6)%          (15.3)%

FISCAL YEARS ENDED JANUARY 31, 2000 ("FISCAL 1999"), JANUARY 31, 2001 ("FISCAL 2000") AND JANUARY 31, 2002 ("FISCAL 2001")


Revenues

Merchandise Revenues. Net merchandise revenues increased 147.9% from $31.0 million for fiscal 1999 to $76.7 million for fiscal 2000, and increased 61.7% from $76.7 for fiscal 2000 to $124.1 million for fiscal 2001. The increase in merchandise revenues in fiscal 2001 was due primarily to the increased size of our Generation Y database to which we marketed our merchandise offerings and our expanded merchandise offerings, which were enhanced by the inclusion of merchandise sales from our CCS catalog and website for the full fiscal 2001 year versus from July 2000 in fiscal 2000, and the inclusion of merchandise sales from our Dan's Comp catalog and website from late September 2001 when the Dan's Comp acquisition closed. The increase from fiscal 1999 to fiscal 2000 was due to similar factors which included merchandise sales from our CCS catalog and website beginning in July 2000 in fiscal 2000.

Sponsorship and Other Revenues. Sponsorship and other revenues increased 187.6% from $14.5 million for fiscal 2000, to $41.6 million for fiscal 2001 due primarily to the selling efforts of our expanded in-house advertising sales force. Increased website traffic at our websites, increased total catalog circulation, and magazine property development provided more advertising inventory to sell in fiscal 2001 relative to fiscal 2000. Our advertising and sponsorship sales efforts were further enhanced in fiscal 2001 by the sales forces and services provided by Private Colleges & Universities, acquired in April 2001; CASS Communications, acquired in

August 2001; and 360 Youth, acquired in November 2001. Sponsorship and other revenues increased 396.3% from $2.9 million in fiscal 1999 to $14.5 million in fiscal 2000 due to the full year of sales force efforts in fiscal 2000 versus only six months of effort in fiscal 1999 as this unit commenced activity in July 1999, along with the increased traffic to our websites and expanded catalog circulation in fiscal 2000.

Cost of Goods Sold

Cost of goods sold consists of the cost of the merchandise sold by us plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide and the publications we develop and produce. Our cost of goods sold increased 174.3% from $13.8 million for fiscal 1999 to $37.8 million for fiscal 2000, and 82.4% to $68.9 million in fiscal 2001. The increase in cost of goods sold in fiscal 2001 as compared to fiscal 2000, and fiscal 2000 as compared to fiscal 1999 was due primarily to the increase in merchandise sales to our growing customer base.

Our gross profit as a percentage of total revenues decreased from 59.4% for fiscal 1999 to 58.6% for fiscal 2000 due to the inclusion of lower margin CCS merchandise sales from July 2000 when our CCS acquisition closed, offset by an increased overall percentage of higher margin sponsorship and other revenues generated in fiscal 2000. In fiscal 2001, our gross profit as a percentage of total revenues decreased to 58.4% from 58.6% in fiscal 2000 due to the full year inclusion of lower margin CCS merchandise sales and the lower margin Dan's Comp merchandise sales from September 2001 when this acquisition closed, offset by an increased overall percentage of higher margin sponsorship and other revenues generated in fiscal 2001.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of catalog production and mailing costs; our call center and fulfillment operations expenses; freight costs in shipping to our merchandise customers; salaries of our sales and marketing personnel; marketing costs; and expenses related to the development, maintenance and marketing of our websites. These selling and marketing expenses increased 34.6% from $60.8 million for fiscal 2000 to $81.8 million for fiscal 2001, due to the increased costs incurred in marketing, selling and shipping to our expanded database in greater volume; the hiring of additional sales and marketing personnel; and increased spending on website development and maintenance. These selling and marketing expenses increased 99.3% from $30.5 million for fiscal 1999 to $60.8 million for fiscal 2000, due to the increased costs of enlarged catalog circulation, fulfilling an increased number of merchandise orders; more extensive website promotion and development; and the hiring of additional sales and marketing personnel. As a percentage of total revenues, our selling and marketing expenses decreased from 66.7% for fiscal 2000 to 49.4% for fiscal 2001, after declining from 90.1% for fiscal 1999 to 66.7% in fiscal 2000. The decrease from fiscal 2000 to fiscal 2001 resulted primarily from our more targeted merchandise marketing to our enlarged Generation Y database, reduced general advertising and marketing activity, and greater sales force efficiency in selling sponsorship and advertising services packages. The decrease from fiscal 1999 to fiscal 2000 was due primarily to more targeted merchandise marketing to more productive names in our Generation Y database, fulfillment efficiencies associated with higher order volumes, and reduced general advertising and marketing activity. Fulfillment expenses rose 102.7% from $6.7 million for fiscal 1999 to $13.6 million for fiscal 2000 and 56.9% to $21.3 million for fiscal 2001, but as a percentage of total revenues fell from 19.7% for fiscal 1999 to 14.9% for fiscal 2000, and to 12.9% for fiscal 2001 as increased scale and improved forecasting have generated fulfillment efficiencies.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 96.6% from $5.4 million for fiscal 1999 to $10.7 million for fiscal 2000, and 26.8% to $13.5 million for fiscal 2001. The increase in general and administrative expenses from fiscal 1999 to fiscal 2000 and from fiscal 2000 to fiscal 2001 was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses incurred as a result of becoming a public company after our initial public offering in May 1999, such as professional fees, insurance premiums and public relations costs. As a percentage of total revenues, our general and administrative expenses decreased from 16.0% for fiscal 1999 to 11.7% for fiscal 2000 to 8.2% for fiscal 2001 as we have spread our overhead expenses across an enlarged revenue base. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was approximately $18.3 million for fiscal 2001 as compared to $8.6 million for fiscal 2000 and $332,000 for fiscal 1999. These costs resulted from our acquisition activities, which commenced in fiscal 1999. All of our acquisitions have been accounted for under the purchase method of accounting. As further discussed in Recent Accounting Pronouncements below, the Financial Accounting Standards Board ("FASB") has adopted statements in July 2001 regarding business combinations and intangible assets. The statements eliminated goodwill amortization for acquisitions completed after June 2001 and eliminate amortization of all goodwill and require an annual impairment review of goodwill based on fair value commencing in our fiscal year 2002. Accordingly, future periods will be impacted by these statements for the elimination of amortization and potential impairments of goodwill to be recognized.

Loss from Operations

As described above, we continue to invest heavily to build our consumer brands, grow and market to our customer database, enhance and attract visitors to our websites, increase the number of our employees to support a growing operation, and make strategic acquisitions. For these reasons, our loss from operations increased 64.5%, from $16.2 million for fiscal 1999 to $26.6 million for fiscal 2000, while the loss decreased 36.5% in fiscal 2001 to $16.9 million as we generated greater efficiencies in our direct marketing operations and benefited from increased scale in our sponsorship activities.

Interest Income, Net

Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. For fiscal 1999, fiscal 2000 and fiscal 2001, we generated net interest income of $1.5 million, $1.1 million and $935,000, respectively, due to the investment of proceeds raised in our initial public offering and our subsequent issuances of common and preferred stock.

Realized (Loss) Gain on Marketable Securities and Investments and Charge for Early Retirement of Debt

In fiscal 2001, we unwound our collars on 600,000 shares of Liberty Digital
(LDIG) common stock and sold 628,000 shares of LDIG. The series of transactions resulted in a gain of $658,000. In fiscal 2000, we sold 209,435 shares of Liberty Digital common stock resulting in a loss on sale of approximately $3.2 million. We also wrote off a minority investment in a private company in fiscal 2000 resulting in a loss on investment of $1.0 million. As a result of the early retirement of our outstanding promissory notes upon the closing of our initial public offering in May 1999, we incurred a one-time extraordinary charge of $235,000.

Income Tax Expense

In fiscal 2001, we were subject to income tax expense of $296,000 due to operating income generated at the state level.


SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly statements of operations data for each of the eight quarters ended January 31, 2002. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our results of operations for those periods. The quarterly data should be read in conjunction with the Financial Statements and the related Notes appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                              Fiscal Quarter Ended (Unaudited)
                                              --------------------------------
                                      (in thousands, except share and per share data)

                                         Apr. 30,          Jul. 31,        Oct. 31,
                                           2000              2000            2000
                                           ----              ----            ----
Net merchandise revenues              $      6,141     $      9,739     $     24,271
Sponsorship and other
revenues                                     2,209            2,571            3,788
                                      ------------     ------------     ------------
Total revenues                               8,350           12,310           28,059
Cost of goods sold                           3,001            4,462           12,351
Gross profit                                 5,349            7,848           15,708
Operating expenses:
Selling and marketing                        9,304           11,181           19,294
General and
administrative                               1,972            2,746            2,995
Amortization of goodwill
and other intangible assets                    811            1,204            3,250
                                      ------------     ------------     ------------
Total operating
expenses                                    12,087           15,131           25,539
                                      ------------     ------------     ------------
(Loss) income from operations               (6,738)          (7,283)          (9,831)
Interest income, net                           433              386              150
Realized (loss) gain on marketable
securities and investments                      --               --               --
                                      ------------     ------------     ------------
(Loss) income before
 income taxes                               (6,305)          (6,897)          (9,681)

Provision for income taxes                      --               --               --
                                      ------------     ------------     ------------
Net (loss) income                           (6,305)          (6,897)          (9,681)
Non-cash charge attributable to
beneficial conversion feature
of preferred stock issued                       --               --               --
Preferred stock dividend
and accretion                                   --               --               --
                                      ------------     ------------     ------------
Net (loss) income attributable
to common shareholders                $     (6,305)    $     (6,897)    $     (9,681)
Basic (loss) earnings
attributable to common
shareholders per share                $      (0.42)    $      (0.38)    $      (0.48)
Fully diluted (loss) earnings
attributable to common
shareholders per share                $      (0.42)    $      (0.38)    $      (0.48)

Weighted average basic
common shares
outstanding                             15,160,546       17,958,137       20,270,050
                                      ============     ============     ============
Weighted average diluted
common shares outstanding               15,160,546       17,958,137       20,270,050
                                      ============     ============     ============

                                                            Fiscal Quarter Ended (Unaudited)
                                                            --------------------------------
                                                      (in thousands, except share and per share data)

                                         Jan. 31,         Apr. 30          Jul. 31       Oct. 31         Jan. 31
                                           2001             2001             2001          2001            2002
                                           ----             ----             ----          ----            ----
Net merchandise revenues              $     36,585     $     23,733     $     21,780     $ 31,761     $    46,778
Sponsorship and other
revenues                                     5,884            4,508            6,955       12,702          17,405
                                      ------------     ------------     ------------     --------     -----------
Total revenues                              42,469           28,241           28,735       44,463          64,183
Cost of goods sold                          17,943           12,363           12,650       17,861          25,984
Gross profit                                24,526           15,878           16,085       26,602          38,199
Operating expenses:
Selling and marketing                       21,035           17,483           15,405       21,484          27,457
General and
administrative                               2,946            2,949            3,341        3,221           4,005
Amortization of goodwill
and other intangible assets                  3,308            3,741            4,613        4,709           5,253
                                      ------------     ------------     ------------     --------     -----------
Total operating
expenses                                    27,289           24,173           23,359       29,414          36,715
                                      ------------     ------------     ------------     --------     -----------
(Loss) income from operations               (2,763)          (8,295)          (7,274)      (2,812)          1,484
Interest income, net                           150              203              286          223             223
Realized (loss) gain on marketable
securities and investments                  (4,193)             658               --           --              --
                                      ------------     ------------     ------------     --------     -----------
(Loss) income before
 income taxes                               (6,806)          (7,434)          (6,988)      (2,589)          1,707

Provision for income taxes                      --               --               --           75             221
                                      ------------     ------------     ------------     --------     -----------
Net (loss) income                           (6,806)          (7,434)          (6,988)      (2,664)          1,486
Non-cash charge attributable to
beneficial conversion feature                   --            2,769            3,976           --              --
of preferred stock issued
Preferred stock dividend
and accretion                                   --              125              368        1,927             593
                                      ------------     ------------     ------------     --------     -----------
Net (loss) income attributable
  to common shareholders              $     (6,806)    $    (10,328)    $    (11,332)    $ (4,591)    $       893
Basic (loss) earnings
  attributable to common
  shareholders per share              $      (0.33)    $      (0.49)    $      (0.51)    $  (0.18)    $      0.03
Fully diluted (loss) earnings
  attributable to common
  shareholders per share              $      (0.33)    $      (0.49)    $      (0.51)    $  (0.18)    $      0.02

Weighted average basic
  common shares outstanding             20,386,684       21,044,563       22,254,923     24,991,646   31,451,651
                                      ============     ============     ============     ==========   ==========
Weighted average diluted
  common shares outstanding             20,386,684       21,044,563       22,259,923     24,991,646   36,398,649
                                      ============     ============     ============     ==========   ==========

                                                                      Percentage of Total Revenues
                                                                      ----------------------------
Net merchandise revenues                 73.6%      79.1%      86.5%      86.1%      84.0%      75.8%      71.4%      72.9%
Sponsorship and other
revenues                                 26.4       20.9       13.5       13.9       16.0       24.2       28.6       27.1
                                        -----      -----      -----      -----      -----      -----      -----      -----

Total revenues                          100.0      100.0      100.0      100.0      100.0      100.0      100.0      100.0
Cost of goods sold                       35.9       36.2       44.0       42.2       43.8       44.0       40.2       40.5
                                        -----      -----      -----      -----      -----      -----      -----      -----

Gross profit                             64.1       63.8       56.0       57.8       56.2       56.0       59.8       59.5
Operating expenses:
Selling and marketing                   111.5       90.9       68.7       49.6       61.9       53.6       48.3       42.8
General and
administrative                           23.6       22.3       10.7        6.9       10.4       11.6        7.2        6.2
Amortization of goodwill
and other intangible assets               9.7        9.8       11.6        7.8       13.3       16.1       10.6        8.2
                                        -----      -----      -----      -----      -----      -----      -----      -----

Total operating expenses                144.8      123.0       91.0       64.3       85.6       81.3       66.1       57.2
                                        -----      -----      -----      -----      -----      -----      -----      -----

(Loss) income from operations           (80.7)     (59.2)     (35.0)      (6.5)     (29.4)     (25.3)      (6.3)       2.3
Interest income, net                      5.2        3.1        0.5        0.4        0.7        1.0        0.5        0.3
Recognized (loss) gain on marketable
securities and investments                 --         --         --       (9.9)       2.4         --         --         --

(Loss) income before
income taxes                            (75.5)     (56.1)     (34.5)     (16.0)     (26.3)     (24.3)      (5.8)       2.6


Provision for income taxes                 --         --         --         --         --         --        0.2        0.3

Net (loss) income                       (75.5)     (56.1)     (34.5)     (16.0)     (26.3)     (24.3)      (6.0)       2.3
                                        =====      =====      =====      =====      =====      =====      =====      =====

Non-cash charge attributable to
beneficial conversion feature              --         --         --         --        9.8       13.8         --         --
Preferred stock dividends and
accretion                                  --         --         --         --        0.5        1.3        4.3        0.9
Net (loss) income attributable
to common shareholders                  (75.5)%    (56.1)%    (34.5)%    (16.0)%    (36.6)%    (39.4)%    (10.3)%      1.4%
                                        =====      =====      =====      =====      =====      =====      =====      =====

Our revenues have been increasing on a quarter-over-quarter basis as a result of the growth of our name database to which we market our merchandise offerings; our broadening merchandise assortment; the increasing sales of sponsorships and advertising on our websites and in our catalogs to companies seeking to market to our Generation Y audience; and strategic acquisitions we have made. The significant increase in sponsorship and other revenues recognized in the third and fourth quarter of fiscal 2001 reflects the seasonal peak sales of this business for back-to-school and holiday, together with the inclusion of CASS Communications' revenues from August 2001 and 360 Youth's revenues from late November 2001. Our gross profit as a percentage of total revenues has ranged between approximately 56% and 64% with the higher percentages occurring in quarters that have a relatively higher percentage of sponsorship and other revenues. The level of our selling and marketing expenses is generally correlated with our catalog circulation and merchandise selling cycle which peaks in the third and fourth quarters of each fiscal year and troughs in the first and second quarters. General and administrative expenses have been rising as a result of increasing personnel, increasing operating costs of our growing business and costs related to our being a public company. As a percentage of revenues, our selling and marketing and general and administrative expenses tend to decline in our fiscal third and fourth quarters due to seasonally higher order volumes and order values relative to catalogs circulated, and the leverage that we have on our fixed expense base when our revenues seasonally peak.

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

SEASONALITY

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our websites and catalogs have been higher in our third and fourth fiscal quarters which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. We believe that advertising and sponsorship sales will follow a similar pattern with higher revenues in the third and fourth quarters as marketers more aggressively attempt to reach our Generation Y audience during these major spending seasons.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of equity and debt securities as we have generated negative cash flow from operations prior to fiscal 2001. At January 31, 2002, we had approximately $76.7 million of cash, cash equivalents and short-term investments. Our principal commitments at January 31, 2002 consisted of accounts payable, accrued expenses and obligations under operating and capital leases. In fiscal 2001, we raised approximately $26.7 million in net proceeds from the sales of our Series A and Series B Convertible Preferred Stock in February and June, respectively; in November 2001, we raised approximately $30.1 million from the sale in a private placement of 2,575,000 shares of our common stock; and in January 2002, we raised approximately $28.2 million of net proceeds from the sale in a private placement of 1,367,366 shares of our common stock and a warrant exercisable for 888,788 shares of our common stock, subject to adjustment. Subsequently, in February 2002, we raised approximately $57.4 million, net of expenses and underwriters' discounts, in an underwritten public offering of 4,000,000 shares of our common stock.

Net cash provided by operating activities was $2.3 million for fiscal 2001 as a result of more efficient database marketing, greater media sales force productivity and general expense control, offset by growth in operating assets, primarily accounts receivable from our sponsorship and advertising sales activities. Net cash used in operating activities was $17.6 million and $12.1 million for fiscal 2000 and fiscal 1999, respectively. The principal use of cash for each of these fiscal years was to fund our losses from operations and to finance growth of non-cash working capital to support our growing business.

Reference is made to Note 14 of the consolidated financial statements wherein all of our significant commercial commitments are discussed. We do not currently have any debt instruments; all commitments consist of lease obligations and standby letters of credit. As of January 31, 2002, there were no amounts outstanding under our credit agreement. There were also no current commitments for capital expenditures.

Cash used in investing activities was $48.1 million in fiscal 2001 due primarily to the use of $45.8 million of cash to fund our acquisitions of Private Colleges & Universities, CASS Communications, Dan's Comp, 360 Youth and eStudentLoan, and $2.1 million of capital expenditures. Cash provided by investing activities of $5.3 million in fiscal 2000 resulted from $22.2 million provided by net sales and maturities of marketable securities, offset by $12.9 million used in connection with business acquisitions, primarily to repay debt obligations of the acquired CCS business, $3.0 million of capital expenditures and $1.0 million invested in a private company. Cash used in investing activities in fiscal 1999 of $27.0 million resulted primarily from the investment of $20.9 million in initial public offering proceeds in marketable securities, $3.9 million in business acquisitions and $1.9 million in capital expenditures.

In fiscal 2001, net cash provided by financing activities totaled $98.1 million primarily from the net proceeds raised in the issuance of our common stock in two private placement transactions and of our Series A and Series B convertible preferred stock, together with proceeds from employee stock option exercises. As a result of the issuance of our Series A and Series B convertible preferred stock, we recorded a beneficial conversion feature of $6.7 million and accretion and dividends of $3.0 million in fiscal 2001 which together increased the net loss attributable to common shareholders by $9.7 million in the year. In fiscal 2000, net cash provided by financing activities was $8.9 million primarily from the net cash proceeds of our sale of 2,922,694 shares of our common stock to a subsidiary of Liberty Digital. Cash provided by financing activities of $48.8 million in fiscal 1999 was primarily the result of our initial public offering of 3,700,000 shares of our common stock offset by the repayment of $3.8 million of promissory notes.

Our liquidity position as of January 31, 2002, consisted of $76.7 million of cash, cash equivalents and short-term investments, and, as adjusted for the net proceeds of our underwritten public offering of 4,000,000 shares of common stock in February 2002, consisted of $134.1 million of cash, cash equivalents and short-term investments. We expect that our liquidity position will meet our anticipated cash needs for working capital and capital expenditures, excluding acquisitions, for at least the next 24 months. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, you may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms we consider favorable. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or to respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for us in our first quarter of fiscal 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption, we will stop amortizing goodwill. Based on the current level of goodwill and its associated amortization, this would reduce annual amortization expense by approximately $18.8 million. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping goodwill amortization would be to increase our annual net income by approximately $18.8 million. In addition, we are in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. We expect that only acquired trademarks and trade names have indefinite useful lives. As noted above, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. An independent third party valuation report as of January 31, 2002 indicated that there is no impairment of our goodwill or intangible assets deemed to have an indefinite useful life. Accordingly, we do not expect any impact upon adoption of FAS 142. If, however, we conclude that an impairment charge for goodwill or intangible assets deemed to have an indefinite useful life is necessary in a future period, any required charge would reflected as an operating expense in the period such impairment is deemed to exist.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. This statement retains the requirements of FASB Statement No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such impairment as the difference between the carrying amount and fair value of the asset. Goodwill is specifically excluded from the provisions of this statement. The Statement further provides guidance for cash flow estimations under certain situations. Additionally, the Statement clarifies accounting for disposals other than by a sale, as well as for long-lived assets held for sale. We are currently evaluating the impact of the provisions of this Statement and will adopt the required accounting and reporting as of February 1, 2002.

In July 2000, the EITF reached a consensus with respect to Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. We adopted the provisions of this pronouncement in the third quarter of fiscal 2000, and have presented our consolidated statements of operations in accordance with this issue. Furthermore, we reclassified our consolidated statements of operations for the years ended January 31, 1999 and 2000 to conform with this consensus as we previously netted shipping and handling revenues with the related costs and included the residual amount as selling and marketing expenses. The impact of this reclassification resulted in an increase of net merchandise revenues of $1,158 and $2,698 for the years ended January 31, 1999 and 2000, respectively, offset by an equivalent increase in selling and marketing expenses for these periods. Furthermore, EITF Issue No. 00-10 requires that if shipping costs or handling costs are significant and are not included in cost of sales, these costs and the line items which include them on the consolidated statements of operations should be disclosed. We include these costs in selling and marketing expenses in our consolidated statements of operations. These costs were $3,939, $7,699 and $11,801 for the years ended January 31, 2000, 2001 and 2002, respectively.

The EITF is also discussing Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue deals with the accounting for contractual arrangements in which multiple revenue-generating activities will be performed. The EITF is considering how to determine the units of accounting in an arrangement and how to account for the components as well as the direct costs incurred in connection with an arrangement. The key consideration is the determination of objective measures of fair value. While this issue was not applicable to our historical transactions, future results may be impacted by applicable arrangements that are within the scope of this issue. No final consensus has been reached with respect to these matters.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K may contain forward-looking statements that involve risks and uncertainties, including statements regarding our current expectations and beliefs regarding our future results or performance. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performance to differ materially from those referred to or implied by such statements. In addition, actual future results may differ materially from those anticipated, depending on a variety of factors, which include, but are not limited to, achieving and maintaining profitability, expanding and utilizing our database, our ability to build brand recognition, and our ability to increase our advertising customers and programs. Information with respect to important factors that should be considered is contained in the "Risk Factors That May Affect Future Results" section below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not intend to update any of the forward-looking statements to conform these statements to actual results or to changes in management's expectations, except as required by law.


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

                          RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

Since our inception in January 1996, we have incurred significant net losses. We have never reported positive net income for a full fiscal year, and we may never do so. As of January 31, 2002, we had an accumulated deficit of approximately $75.3 million. Although we expect to generate positive net income in fiscal 2002, there is no assurance that we will do so.

OUR BUSINESS MAY NOT GROW IN THE FUTURE.

Since our inception, we have rapidly expanded our business, growing from revenues of $2.0 million for fiscal 1997 to $165.6 million for fiscal 2001. Our continued growth will depend to a significant degree on our ability to increase revenues from our merchandising businesses, to maintain existing sponsorship and advertising relationships and to develop new relationships, to integrate acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control including (i) the continuing appeal of our media and marketing properties to Generation Y consumers, (ii) the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services, (iii) our ability to select products that appeal to our customer base and to market such products effectively to our target audience, (iv) our ability to attract, train and retain qualified employees and management and (v) our ability to make additional strategic acquisitions. There can be no assurance that we will be able to implement our growth strategy successfully.

WE MAY FAIL TO USE OUR GENERATION Y DATABASE AND OUR EXPERTISE IN MARKETING TO GENERATION Y CONSUMERS SUCCESSFULLY, AND WE MAY NOT BE ABLE TO MAINTAIN THE QUALITY AND SIZE OF OUR DATABASE.

The effective use of our Generation Y consumer database and our expertise in marketing to Generation Y are important components of our business. If we fail to capitalize on these assets, our business will be less successful. As individuals in our database age beyond Generation Y, they may no longer be of significant value to our business. We must therefore continuously obtain data on new individuals in the Generation Y demographic in order to maintain and increase the size and value of our database. If we fail to obtain sufficient new names and information, our business could be adversely affected. Moreover, there are other Generation Y-focused media businesses that possess similar information about some segments of Generation Y. We compete for sponsorship and advertising revenues based on the comprehensive nature of our database and our ability to analyze and interpret the data in our database. Accordingly, if one or more of our competitors were to create a database similar to ours, or if a competitor were able to analyze its data more effectively than we can, our competitive position, and therefore our business, could suffer.

OUR SUCCESS DEPENDS LARGELY ON THE VALUE OF OUR BRANDS, AND IF THE VALUE OF OUR BRANDS WERE TO DIMINISH, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

The prominence of our Alloy, CCS and Dan's Comp catalogs and websites and our related consumer magazines among our Generation Y target market, and the prominence of our CASS Communications, 360 Youth and Private Colleges & Universities brands and media franchises with advertisers are key components of our business. If our consumer brands or their associated merchandise and editorial content lose their appeal to Generation Y consumers, our business could be adversely affected. The value of our consumer brands could also be eroded by misjudgments in merchandise selection or by our failure to keep our content current with the evolving preferences of our audience. These events would likely also reduce sponsorship and advertising sales for our merchandise and publishing businesses and may also adversely affect our marketing and services businesses. Moreover, we anticipate that we will continue to increase the number of Generation Y consumers we reach, through means which may include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us in this regard could damage our existing or future brands. If any of these developments occur, our business would suffer.

OUR REVENUES AND INCOME COULD DECLINE DUE TO GENERAL ECONOMIC TRENDS, DECLINES IN CONSUMER SPENDING AND SEASONALITY.

Our revenues are largely generated by discretionary consumer spending or advertising seeking to stimulate that spending. Advertising expenditures and consumer spending all tend to decline during recessionary periods, and may also decline at other times. Accordingly, our revenues could decline during any general economic downturn. In addition, our revenues have historically been higher during the third and fourth fiscal quarters, coinciding with the start of the school calendar and holiday season spending, than in the first half of our fiscal year. Therefore, our results of operations in our third and fourth fiscal quarters may not be indicative of our full fiscal year performance.

OUR INABILITY TO ACQUIRE SUITABLE BUSINESSES OR TO MANAGE THEIR INTEGRATION COULD HARM OUR BUSINESS.

We expect to expand our reach by acquiring complementary businesses, products and services. We compete with other media and related businesses for these opportunities. Therefore, even if we identify targets we consider desirable, we may not be able to complete those acquisitions on terms we consider attractive or at all. We could have difficulty in assimilating personnel and operations of the businesses we have acquired and may have similar problems with future acquisitions. These difficulties could disrupt our business, distract our management and employees and increase our expenses. Furthermore, we may issue additional equity securities, potentially on terms which could be dilutive to our existing shareholders.

WE MUST EFFECTIVELY MANAGE OUR VENDORS TO MINIMIZE INVENTORY RISK AND MAINTAIN OUR MARGINS.

We seek to avoid maintaining high inventory levels in an effort to limit the risk of outdated merchandise and inventory writedowns. If we underestimate quantities demanded by our customers and our vendors cannot restock, then we may disappoint customers who may then turn to our competitors. We require our vendors to meet minimum restocking requirements, but if our vendors cannot meet these requirements and we cannot find alternative vendors, we could be forced to carry more inventory than we have in the past. Our risk of inventory writedowns would increase if we were to hold large inventories of merchandise that prove to be unpopular.

COMPETITION MAY ADVERSELY AFFECT OUR BUSINESS AND CAUSE OUR STOCK PRICE TO DECLINE.

Because of the growing perception that Generation Y is an attractive demographic for marketers, the markets in which we operate are competitive. Many of our existing competitors, as well as potential new competitors in this market, have longer operating histories, greater brand recognition, larger customer user bases and significantly greater financial, technical and marketing resources than we do. These advantages allow our competitors to spend considerably more on marketing and may allow them to use their greater resources more effectively than we can use ours. Accordingly, these competitors may be better able to take advantage of market opportunities and be better able to withstand market downturns than us. If we fail to compete effectively, our business will be materially and adversely affected and our stock price will decline.

WE RELY ON THIRD PARTIES FOR SOME ESSENTIAL BUSINESS OPERATIONS, AND DISRUPTIONS OR FAILURES IN SERVICE MAY ADVERSELY AFFECT OUR ABILITY TO DELIVER GOODS AND SERVICES TO OUR CUSTOMERS.

We depend on third parties for important aspects of our business, including some of our call center and fulfillment operations. We have limited control over these third parties, and we are not their only client. To the extent some of our inventory is held by these third parties, we also may face losses as a result of inadequate security at these third-party facilities. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our business effectively.

WE DEPEND ON OUR KEY PERSONNEL TO OPERATE OUR BUSINESS, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL MANAGEMENT AND OTHER PERSONNEL TO MANAGE OUR GROWTH.

Our performance is substantially dependent on the continued efforts of our executive officers and other key employees. The loss of the services of any of our executive officers could adversely affect our business. Additionally, we must continue to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

WE ARE VULNERABLE TO NEW TAX OBLIGATIONS THAT COULD BE IMPOSED ON CATALOG AND ONLINE COMMERCE TRANSACTIONS.

We do not collect sales or other similar taxes for shipments of goods into most states. However, various states or foreign countries may seek to impose sales tax obligations on us for our catalog and online merchandise sales. Proposals have been made at state and local levels that would impose additional taxes on the sale of goods and services through catalogs and the internet. Those proposals, if adopted, could substantially impair the growth of our merchandising businesses by making direct sales comparatively less attractive to consumers than traditional retail purchasing. Existing federal legislation limits the ability of states to impose taxes on internet-based transactions until November 2003. A number of states have attempted to impose sales taxes on catalog sales from businesses such as ours. A successful assertion by one or more states that we should have collected or should be collecting sales taxes on the sale of products could have a material and adverse effect on our business.

WE COULD FACE LIABILITY OR OUR ABILITY TO CONDUCT BUSINESS COULD BE ADVERSELY AFFECTED BY GOVERNMENT AND PRIVATE ACTIONS CONCERNING PERSONALLY IDENTIFIABLE DATA, INCLUDING PRIVACY.

Our direct marketing and database businesses are subject to federal and state regulations requiring that we maintain the confidentiality of the names and personal information of our customers and the individuals included in our database. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on our websites may adversely affect our business. For example, a federal law currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face a civil penalty. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the company. If one or more attorneys general were to determine that our privacy policies fail to conform with state law, we also could face fines or civil penalties.

WE COULD FACE LIABILITY FOR INFORMATION DISPLAYED IN OUR PRINT PUBLICATION MEDIA OR DISPLAYED ON OR ACCESSIBLE VIA OUR WEBSITES.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish in any of our print publication media and on our websites. These types of claims have been brought, sometimes successfully, against marketing and media companies in the past. We may be subject to liability based on statements made and actions taken as a result of participation in our chat rooms or as a result of materials posted by members on bulletin boards on our websites. Based on links we provide to third-party websites, we could also be subjected to claims based upon online content we do not control that is accessible from our websites.

WE COULD FACE LIABILITY FOR BREACHES OF SECURITY ON THE INTERNET.

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

RISKS RELATING TO OUR COMMON STOCK

OUR STOCK PRICE HAS BEEN VOLATILE, IS LIKELY TO CONTINUE TO BE VOLATILE, AND COULD DECLINE SUBSTANTIALLY.

The price of our common stock has been, and is likely to continue to be, volatile. In addition, the stock market in general, and companies whose stock is listed on The Nasdaq National Market, including marketing and media companies, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.


WE ARE A DEFENDANT IN A CLASS ACTION SUIT AND DEFENDING THIS LITIGATION COULD HURT OUR BUSINESS.

We have been named as a defendant in a securities class action lawsuit relating to the allocation of shares by the underwriters of our initial public offering. Defending against this litigation could result in substantial costs and a diversion of our management's attention and resources, which could hurt our business. In addition, if we lose this litigation, or settle on adverse terms, our stock price may be adversely affected.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

As of the end of Fiscal 2001, we held a portfolio of $15.0 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments which would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                            Page
                                                                                                      ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                               F-1

FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of January 31, 2001 and 2002                                          F-2

  Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years
    Ended January 31, 2000, 2001 and 2002                                                              F-3

  Consolidated Statements of Changes in Shareholders' (Deficit) Equity and Other Comprehensive
    Income (Loss) for the Years Ended January 31, 2000, 2001 and 2002                                  F-4

  Consolidated Statements of Cash Flows for the Years Ended January 31, 2000, 2001 and 2002            F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                             F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Alloy, Inc.:

We have audited the accompanying consolidated balance sheets of Alloy, Inc. (a Delaware corporation) and subsidiaries as of January 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive loss, statements of changes in shareholders' equity and accumulated other comprehensive (loss) income and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 360 Youth, Inc. as of January 31, 2002 and for the period from November 27, 2001 through January 31, 2002, which statements reflect total assets and total revenues of 2 percent and 3 percent in the fiscal year ended January 31, 2002 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alloy, Inc. and subsidiaries as of January 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States.


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




                                      ARTHUR ANDERSEN LLP




New York, New York
March 13, 2002

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                                                                          January 31,
                                                                                                     ----------------------
                                             ASSETS                                                  2001              2002
                                             ------                                                  ----              ----
CURRENT ASSETS:
   Cash and cash equivalents                                                                      $   9,338         $  61,618
   Marketable securities                                                                             16,064            15,049
   Accounts receivable, net of allowance for doubtful accounts of $1,456 and $2,143,
     respectively                                                                                     3,416            13,662
   Inventories, net                                                                                  13,200            16,400
   Prepaid catalog costs                                                                              1,330             1,786
   Other current assets                                                                                 575             1,984
                                                                                                  ---------         ---------
                  Total current assets                                                               43,923           110,499

Property and equipment, net                                                                           5,841             8,554
Goodwill, net                                                                                        55,963           178,474
Intangible and other assets, net                                                                      1,181            12,680
                                                                                                  ---------         ---------
                  Total assets                                                                    $ 106,908         $ 310,207
                                                                                                  =========         =========


                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                               $   9,860         $  11,199
   Deferred revenues                                                                                  1,560            15,481
   Accrued expenses and other current liabilities                                                     7,103            18,389
                                                                                                  ---------         ---------
                  Total current liabilities                                                          18,523            45,069

Long-term liabilities                                                                                   103               358

Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable
   on June 19, 2005; 0 and 1,765 shares issued and outstanding, respectively (Note 9)                    --            15,046

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
   Preferred stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares
     designated as Series A Redeemable Convertible Preferred Stock and 3,000 shares                      --                --
     designated as Series B Redeemable Convertible Preferred Stock authorized, 0 and 1,765 shares issued and outstanding as Series B Redeemable Convertible Preferred Stock
     (above), respectively
   Common stock; $.01 par value; 50,000,000 shares authorized; 21,245,958 and 34,916,877
     shares issued and outstanding, respectively                                                        212               349
   Additional paid-in capital                                                                       140,864           324,719
   Accumulated deficit                                                                              (52,905)          (75,250)
   Deferred compensation                                                                               (728)              (31)
   Accumulated other comprehensive gain (loss)                                                          839               (53)
                                                                                                  ---------         ---------
                  Total shareholders' equity                                                         88,282           249,734
                                                                                                  ---------         ---------
                  Total liabilities and shareholders' equity                                      $ 106,908         $ 310,207
                                                                                                  =========         =========


The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Amounts in thousands, except share and per share data)

                                                                                        For the Years Ended January 31,
                                                                                        -------------------------------
                                                                               2000                2001                 2002
                                                                               ----                ----                 ----
REVENUES:
   Net merchandise revenues                                               $     30,952         $     76,736         $    124,052
   Sponsorship and other revenues                                                2,912               14,452               41,570
                                                                          ------------         ------------         ------------

                  Total revenue                                                 33,864               91,188              165,622

Cost of goods sold                                                              13,765               37,757               68,858
                                                                          ------------         ------------         ------------

Gross profit                                                                    20,099               53,431               96,764
                                                                          ------------         ------------         ------------

OPERATING EXPENSES:
   Selling and marketing                                                        30,520               60,814               81,829
   General and administrative                                                    5,423               10,659               13,516
   Amortization of goodwill and other intangible assets                            332                8,573               18,316
                                                                          ------------         ------------         ------------

                  Total operating expenses                                      36,275               80,046              113,661
                                                                          ------------         ------------         ------------

Loss from operations                                                           (16,176)             (26,615)             (16,897)

OTHER INCOME (EXPENSE):
   Interest income                                                               1,695                1,138                  943
   Interest expense                                                               (153)                 (19)                  (8)
   (Loss) gain on sale of investments                                               --               (4,193)                 658
                                                                          ------------         ------------         ------------

Net loss before income taxes and extraordinary item                            (14,634)             (29,689)             (15,304)

Provision for income taxes                                                          --                   --                  296


Net loss before extraordinary item                                             (14,634)             (29,689)             (15,600)

Charge for early retirement of debt (Note 15)                                     (235)                  --                   --
                                                                          ------------         ------------         ------------

Net loss                                                                       (14,869)             (29,689)             (15,600)

Unrealized (loss) gain on available-for-sale marketable securities                 (78)                 917                 (892)
                                                                          ------------         ------------         ------------
Comprehensive loss                                                        $    (14,947)        $    (28,772)        $    (16,492)

Net loss                                                                  $    (14,869)        $    (29,689)        $    (15,600)

Non-cash charge attributable to beneficial conversion feature
  of preferred stock issued                                                         --                   --                6,745
Preferred stock dividend and accretion of discount                                  13                   --                3,013
                                                                          ------------         ------------         ------------
Net loss attributable to common shareholders                              $    (14,882)        $    (29,689)        $    (25,358)
                                                                          ============         ============         ============

Net Loss per common share (Note 13):

   Basic and Diluted:
     Net loss per common share attributable to common shareholders
         before extraordinary item                                        $      (1.15)        $      (1.61)        $      (1.02)
     Extraordinary loss on early retirement of debt                              (0.02)                  --                   --
                                                                          ------------         ------------         ------------
Net loss per common share attributable to common shareholders             $      (1.17)        $      (1.61)        $      (1.02)
                                                                          ============         ============         ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 13):
   Basic and Diluted                                                        12,718,318           18,460,042           24,967,678
                                                                          ============         ============         ============


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share data)

                                                                            Common Stock        Additional     Accumulated
                                                                          Shares     Amount   Paid-In Capital    Deficit
                                                                          ------     ------   ---------------    -------
BALANCE, January 31, 1999                                                8,479,727    $ 85       $   5,441      $ (8,347)
   Proceeds from issuance of common stock in connection with an
     initial public offering, net of issuance costs                      3,700,000      37          50,112            --
   Issuance of common stock in connection with acquisitions                415,794       4           7,679            --
   Conversion of Series A Convertible Redeemable Preferred Stock         1,678,286      17           4,829            --
   Issuance of stock options to employees and consultants                       --      --             857            --
   Amortization of deferred compensation                                        --      --              --            --
   Issuance of common stock pursuant to the exercise of options and
     warrants and the employee stock purchase plan                         412,630       4              43            --
   Accretion of preferred stock issuance costs                                  --      --             (13)           --
   Net loss                                                                     --      --              --       (14,869)
   Unrealized loss on available-for-sale marketable securities                  --      --              --            --
                                                                        ----------    ----       ---------      --------

BALANCE, January 31, 2000                                               14,686,437     147          68,948       (23,216)
   Issuance of common stock in connection with acquisitions and
     exchange transaction                                                6,533,321      65          71,299            --
   Issuance of stock options to consultants                                     --      --             577            --
   Amortization of deferred compensation                                        --      --              --            --
   Issuance of common stock pursuant to the exercise of options and
     warrants and the employee stock purchase plan                          26,200      --              40            --
   Net loss                                                                     --      --              --       (29,689)
   Unrealized gain on available-for-sale marketable securities                  --      --              --            --
                                                                        ----------    ----       ---------      --------

BALANCE, January 31, 2001                                               21,245,958     212         140,864       (52,905)
   Issuance of common stock and warrants for acquisitions of             7,534,032      75          96,573            --
     businesses (Note 3)
   Cancellation of stock options issued to employees and consultants            --      --            (488)           --
   Amortization of deferred compensation                                        --      --              --            --
   Issuance of common stock pursuant to the exercise of options and
     warrants and the employee stock purchase plan                       1,273,296      13          11,454            --
   Impact of beneficial conversion feature in issuance of Series A
     and Series B Convertible Preferred Stock                                   --      --           6,745        (6,745)
   Issuance of warrants to holders of Series A and B Convertible                --      --           3,917            --
   Preferred Stock
   Issuance of common stock for conversion of Series A and Series B
     Convertible Preferred Stock                                           921,225       9          10,712            --
   Issuance of common stock and warrants in connection with private      3,942,366      39          57,956            --
   placements
   Accretion of discount and dividends on Series A and Series B
     Convertible Preferred Stock                                                --      --          (3,013)           --
   Net loss                                                                     --      --              --       (15,600)
   Unrealized loss on available-for-sale marketable securities                  --      --              --            --
                                                                        ----------    ----       ---------      --------

BALANCE, January 31, 2002                                               34,916,877    $349       $ 324,719      $(75,250)
                                                                        ==========    ====       =========      ========

                                                                                         Accumulated
                                                                                             Other
                                                                            Deferred     Comprehensive
                                                                          Compensation   (Loss) Income    Total
                                                                          ------------   -------------    -----
BALANCE, January 31, 1999                                                    $(225)         $  --      $  (3,046)
   Proceeds from issuance of common stock in connection with an
     initial public offering, net of issuance costs                             --             --         50,149
   Issuance of common stock in connection with acquisitions                     --             --          7,683
   Conversion of Series A Convertible Redeemable Preferred Stock                --             --          4,846
   Issuance of stock options to employees and consultants                     (857)            --             --
   Amortization of deferred compensation                                       489             --            489
   Issuance of common stock pursuant to the exercise of options and
     warrants and the employee stock purchase plan                              --             --             47
   Accretion of preferred stock issuance costs                                  --             --            (13)
   Net loss                                                                     --             --        (14,869)
   Unrealized loss on available-for-sale marketable securities                  --            (78)           (78)
                                                                             -----          -----      ---------

BALANCE, January 31, 2000                                                     (593)           (78)        45,208
   Issuance of common stock in connection with acquisitions and
     exchange transaction                                                       --             --         71,364
   Issuance of stock options to consultants                                   (577)            --             --
   Amortization of deferred compensation                                       442             --            442
   Issuance of common stock pursuant to the exercise of options and
     warrants and the employee stock purchase plan                              --             --             40
   Net loss                                                                     --             --        (29,689)
   Unrealized gain on available-for-sale marketable securities                  --            917            917
                                                                             -----          -----      ---------

BALANCE, January 31, 2001                                                     (728)           839         88,282
   Issuance of common stock and warrants for acquisitions of                    --             --         96,648
     businesses (Note 3)
   Cancellation of stock options issued to employees and consultants           488             --             --
   Amortization of deferred compensation                                       209             --            209
   Issuance of common stock pursuant to the exercise of options and
     warrants and the employee stock purchase plan                              --             --         11,467
   Impact of beneficial conversion feature in issuance of Series A
     and Series B Convertible Preferred Stock                                   --             --             --
   Issuance of warrants to holders of Series A and B Convertible                --             --          3,917
   Preferred Stock
   Issuance of common stock for conversion of Series A and Series B
     Convertible Preferred Stock                                                --             --         10,721
   Issuance of common stock and warrants in connection with private             --             --         57,995
   placements
   Accretion of discount and dividends on Series A and Series B
     Convertible Preferred Stock                                                --             --         (3,013)
   Net loss                                                                     --             --        (15,600)
   Unrealized loss on available-for-sale marketable securities                  --           (892)          (892)
                                                                             -----          -----      ---------

BALANCE, January 31, 2002                                                    $ (31)         $ (53)     $ 249,734
                                                                            =====          =====      =========

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)


                                                                                             For the Years Ended January 31,
                                                                                             -------------------------------
                                                                                         2000            2001              2002
                                                                                         ----            ----              ----
OPERATING ACTIVITIES:
   Net loss                                                                           $(14,869)        $(29,689)        $(15,600)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         632            9,861           21,053
     Realized (gain) loss on marketable securities and investments                          --            4,193             (658)
     Loss on early retirement of debt                                                      235               --               --
     Compensation charge for issuance of options and common stock                          489              442              209
     Changes in operating assets and liabilities, net of businesses acquired:
       Accounts receivable, net                                                         (1,853)            (393)          (2,443)
       Inventories, net                                                                 (3,165)          (2,872)              94
       Prepaid catalog costs                                                              (585)            (160)            (456)
       Other assets                                                                     (1,276)             369              841
       Accounts payable and accrued expenses                                             8,306              668             (752)
                                                                                      --------         --------         --------
              Net cash (used in) provided by operating  activities                     (12,086)         (17,581)           2,288
                                                                                      --------         --------         --------

INVESTING ACTIVITIES:
   Purchase of marketable securities                                                   (20,908)         (25,261)         (28,299)
   Proceeds from sale of marketable securities                                              --           47,421           29,080
   Acquisitions of businesses, net of cash acquired                                     (3,949)         (12,884)         (45,760)
   Purchase of minority investment and other assets                                         --           (1,000)            (200)
   Purchase of mailing lists, domain names and marketing rights                           (250)              --             (883)
   Capital expenditures                                                                 (1,901)          (2,969)          (2,087)
                                                                                      --------         --------         --------
              Net cash (used in) provided by investing activities                      (27,008)           5,307          (48,149)
                                                                                      --------         --------         --------

FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                                               50,149            9,218           60,127
   Net proceeds from sale of preferred stock                                             2,497               --           26,710
   Proceeds from exercise of options and warrants to purchase common stock
                                                                                            47               11           11,467
   Payments of principal promissory notes                                               (3,810)              --               --
   Payments of capitalized lease obligation                                                (70)            (319)            (163)
                                                                                      --------         --------         --------
              Net cash provided by financing activities                                 48,813            8,910           98,141
                                                                                      --------         --------         --------

Net increase (decrease) in cash and cash equivalents                                     9,719           (3,364)          52,280

CASH AND CASH EQUIVALENTS, beginning of year                                             2,983           12,702            9,338
                                                                                      --------         --------         --------

CASH AND CASH EQUIVALENTS, end of year                                                $ 12,702         $  9,338         $ 61,618
                                                                                      ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                         $    402         $     16         $      8
                                                                                      ========         ========         ========
     Income taxes                                                                     $      2         $     --         $    323
                                                                                      ========         ========         ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock in connection with acquisitions (Note 3)                  $  7,683         $ 42,600         $ 96,648
                                                                                      ========         ========         ========
   Issuance of common stock in connection with exchange transaction (Note 4)          $     --         $ 19,530         $     --
                                                                                      ========         ========         ========
   Marketable securities received in connection with exchange transaction
     (Note 4)                                                                         $     --         $ 19,530         $     --
                                                                                      ========         ========         ========
   Conversion of preferred stock into common stock                                    $  4,846         $     --         $  8,903
                                                                                      ========         ========         ========


The accompanying notes are an integral part of these consolidated statements.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

1.       BUSINESS

Alloy, Inc. ("Alloy") is a media, direct marketing and marketing services company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Alloy's business integrates direct mail catalogs, print media, websites, on-campus marketing programs, and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. Alloy reaches a significant portion of Generation Y consumers through its various media assets, direct marketing activities and marketing services programs, and, as a result, Alloy is able to offer advertisers targeted access to the youth market. Additionally, Alloy's assets have enabled it to build a comprehensive database that includes detailed information about more than 9.6 million Generation Y consumers.

Alloy generates revenue from two principal sources -- merchandising, and sponsorship and advertising. From its catalogs and websites, Alloy sells third-party branded products in key Generation Y spending categories, including apparel, action sports equipment, and accessories directly to the youth market. Alloy generates sponsorship and advertising revenues largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y. Advertisers can reach Generation Y through integrated marketing programs that include our catalogs, magazines, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that Alloy provides. Alloy currently has two operating segments: direct marketing and content. The direct marketing segment is comprised of catalog and website operations, including its sponsorship activities, which are an integral part of its direct marketing strategy. The content segment is currently comprised primarily of book development and publishing activities, as well as various media extensions and sales of book content. To date, revenues of Alloy's content segment have not been significant. All reportable segment data pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise" has been provided in Note 16.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Alloy's fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31, following the particular year (i.e., "fiscal 2001" refers to the fiscal year ending, January 31, 2002).

Principles of Consolidation

The consolidated financial statements include the accounts of Alloy and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

Merchandise revenues are recognized at the time the products are shipped to customers net of an allowance for sales returns, which is determined in accordance with Alloy's return policy and based on historical experience and forecasted trends, and net of any promotional price discounts. Alloy is subject to seasonal fluctuations in its merchandise sales and results of operations. Alloy expects its net sales and operating results generally to be lower in the first half of each fiscal year, as compared to the second half of each fiscal year.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. Alloy adopted the provisions of this pronouncement in the third quarter of fiscal 2000, and has presented its consolidated statements of operations in accordance with this issue. Furthermore, EITF Issue No. 00-10 requires that if shipping costs or handling costs are significant and are not included in cost of sales, these costs and the line items which include them on the consolidated statements of operations should be disclosed. Alloy includes these costs in selling and marketing expenses in its consolidated statements of operations. These costs were $3,939, $7,699 and $11,801 for the years ended January 31, 2000, 2001 and 2002, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)



Sponsorship revenues consist primarily of advertising provided for third parties in Alloy's media properties. Revenue under these arrangements is recognized as the contracted advertising is delivered pursuant to the terms of each arrangement, and when any other obligations of Alloy are performed, provided that collectibility is deemed probable, as determined by Alloy. Delivery of advertising is completed either in the form of the display of an "impression", or over the economic life of a print catalog (see "Catalog Costs") for printed advertisements in this medium. Associated advertising costs are recognized as incurred, and any direct-response advertising costs are recorded over the economic life of each catalog offering, in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs." Billings recorded in advance of advertising delivery are deferred until the impressions are delivered.

Other revenues consist of book development/publishing revenue and other service contracts related to certain of the businesses acquired since 1999. The revenues and related expenses earned and incurred in connection with publishing activities are recognized upon publication of such property. Any amounts received prior to publication are treated as advances, and classified as a current liability. Costs paid prior to publication are deferred and classified as other current assets in the consolidated balance sheets. Contract revenues are recognized upon the delivery of the contracted services and when no significant company performance obligation remains. Billings recorded in advance of provision of services are deferred until the services are provided. In the case of Alloy's newspaper advertising placement service, revenue is reported net of amounts paid to suppliers in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The consensus in this issue requires reporting of revenue on a net basis when a company acts as an agent or a broker, and not as a principal, and does not assume the risk and rewards of ownership of goods.

Use of Estimates

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

Marketable Securities

Alloy accounts for investments in marketable securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, marketable securities are classified as available-for-sale and are reported at fair value, with changes in fair value recognized as a component of shareholders' equity within accumulated other comprehensive (loss) income. Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

Credit Risk

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

Fair Value of Financial Instruments

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)



Inventories

Inventories, which consist of finished goods, are stated at the approximate of lower of cost (first-in, first-out) or market value.

Catalog Costs

Catalog costs consist of catalog production and mailing costs. Catalog costs are capitalized and charged to expense over the expected future revenue stream, which is principally three to four months from the date the catalogs are mailed. Deferred catalog costs as of January 31, 2001 and 2002 were approximately $1,330 and $1,786, respectively. Catalog costs expensed for the years ended January 31, 2000, 2001 and 2002 were approximately $11,560, $20,700 and $20,573 respectively, and are included within selling and marketing expenses in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

  Computer equipment under capitalized leases        Life of the lease
  Leasehold improvements                             Life of the lease
  Computer software and equipment                    3 to 5 Years
  Machinery and equipment                            5 to 7 Years
  Office furniture and fixtures                      5 to 10 Years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (Note 3). Total goodwill of $55,963 and $178,474 as of January 31, 2001 and 2002, respectively, is stated net of accumulated amortization of $8,904 and $26,646 as of January 31, 2001 and 2002, respectively. Goodwill relating to acquisitions completed prior to June 30, 2001 was being amortized on a straight-line basis over lives ranging from three to five years. Pursuant to SFAS 142, goodwill for acquisitions completed after June 30, 2001 was not amortized. Effective February 1, 2002, and in accordance with SFAS 142, all goodwill will cease to be amortized (see discussion in Recently Issued Accounting Pronouncements).

Intangible Assets

As of January 31, 2002, Alloy's intangible and other assets consist of trademarks, mailing lists, noncompetition agreements, websites and marketing rights. Trademarks currently have indefinite lives; however, the other identified intangible assets are amortized over periods ranging from three to five years. These assets were recorded pursuant to Alloy's business acquisitions during fiscal 2001, as discussed in Note 3. Amortization of other intangible assets for the year ended January 31, 2002 was approximately $574.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," Alloy periodically reviews long-lived assets and identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset as measured by the future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment adjustments were recorded during the three years ended January 31, 2002.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)


Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. Alloy has elected to account for its stock-based compensation in accordance with the provisions of APB 25 and has provided the disclosures required under SFAS No. 123 in Note 11. Stock-based compensation to non-employees is accounted for pursuant to SFAS No. 123.

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

Net Loss Per Share

Basic and diluted net loss per share are computed and presented in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share was determined by dividing net loss by the weighted-average number of common shares outstanding during each period. Contingently issuable shares are excluded from the calculation of basic net loss per share until the contingency related to the shares is resolved. Diluted net loss per share of Alloy excludes the impact of certain potentially dilutive securities because inclusion of these instruments would be anti-dilutive, as a result of the net loss incurred. A reconciliation of the net loss available for common shareholders and the number of shares used in computing basic and diluted net loss per share is provided in Note 13.

Derivative Instruments and Hedging Activities

In July 2000, Alloy purchased put options and sold call options (referred to as collars) on a total of 600,000 shares of Liberty Digital, Inc. ("LDIG") common stock, representing a portion of LDIG common stock already owned by Alloy as available-for-sale marketable securities. The options allowed Alloy to sell LDIG common stock at various prices and were designated as a hedge against potential declines in the fair value of LDIG common stock. The options expired on various dates beginning January 2003 through July 2003. The net fair values of the options were $9,297 on January 31, 2001 and they were classified as available-for-sale marketable securities with a corresponding unrealized gain included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

Alloy adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendments in SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as of February 1, 2001. These pronouncements require companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity's balance sheet. Changes in fair value of derivative instruments are generally reflected in earnings, with the exception of certain hedging transactions, for which the change in fair value may be accounted for as a component of other comprehensive income, provided that certain criteria are met as specified in these pronouncements.

In connection with the adoption of SFAS No. 133 on February 1, 2001, Alloy transferred 628,305 shares of Liberty Digital, Inc. common stock together with the equity collars on 600,000 shares of Liberty Digital common stock that were previously designated as fair value hedges and classified as available-for-sale, to the classification of trading securities, pursuant to SFAS No. 133. The impact of the transfer was to recognize earnings of $854 as of February 1, 2001, representing the net unrealized holding gain for the securities as of February 1, 2001. In March 2001, Alloy sold its Liberty Digital shares and unwound the collars, which generated a net loss on the sales of the securities of $196, resulting in a total net gain for the year ended January 31, 2002 of $658. As of January 31, 2002, Alloy does not have any freestanding derivative instruments, or instruments with embedded derivative features.

Recently Issued Accounting Pronouncements

Business Combinations, Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for Alloy in its first quarter of fiscal 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption, Alloy will stop amortizing goodwill. Based on the current levels of goodwill, this would reduce annual amortization expense by approximately $18.8 million. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping goodwill amortization would be to increase its annual net income by approximately $18.8 million. In addition, Alloy is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. Alloy expects that only acquired trademarks and trade names have indefinite useful lives. As noted above, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. An independent third party valuation report as of January 31, 2002 indicated that there is no impairment of Alloy's goodwill or intangible assets deemed to have an indefinite useful life. Accordingly, Alloy does not expect any impact upon adoption of FAS 142. If, however, Alloy concludes that an impairment charge for goodwill or intangible assets deemed to have an indefinite useful life is necessary in a future period, any required charge would reflected as an operating expense in the period such impairment is deemed to exist.

Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. Alloy is currently evaluating the impact of the adoption of SFAS No. 144, which Alloy expects will not be

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

material.

3.   ACQUISITIONS

Alloy completed four acquisitions during fiscal 2000 and seven acquisitions during fiscal 2001, all of which have been accounted for under the purchase method of accounting. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The description of Alloy's business acquisitions is as follows:

Fiscal 2000

Kubic Marketing (CCS)

In July 2000, Alloy acquired all of the outstanding capital stock of Kubic Marketing, Inc. ("Kubic"), a Delaware corporation with a principal place of business in San Luis Obispo, California, through a tax-free merger. Kubic is the holding company for its wholly-owned subsidiary, Phase Three, Inc. (which does business as CCS), which is a mail order catalog and internet marketer of skateboards, snowboards and related apparel, equipment and accessories in the United States. In connection with the acquisition, Alloy issued to the former shareholder of Kubic (i) 3,267,981 shares of Alloy's common stock, $.01 par value per share, having a value of $40,000 (or $12.24 per share) on the date of the acquisition, of which 544,962 shares were placed in escrow subject to the terms of the related acquisition agreements, and (ii) a warrant to purchase shares of Alloy's restricted common stock, $.01 par value per share, in an aggregate amount, if any, as determined pursuant to the provisions of the warrant. In addition, in connection with obtaining the consent to the acquisition by certain of the lenders to Kubic and its shareholder's other subsidiaries, Alloy paid $10,000 in cash from its existing cash reserves to such lenders to retire certain debt obligations of Kubic. In fiscal 2001, all 544,962 shares in escrow were distributed to the former shareholders of Kubic and the warrant expired worthless as the circumstances surrounding the potential issuance of shares did not occur. Alloy recorded approximately $48,785 of goodwill representing the net excess of purchase consideration over the fair value of the net assets acquired; the valuable direct marketing franchise in the youth market CCS had established, and the revenues and cash flows that Alloy expects the business to generate over time. Goodwill was being amortized over a period of five years through January 31, 2002. In connection with the adoption of SFAS 142, amortization of goodwill will cease as of February 1, 2002.

Other Acquisitions

In December 2000, Alloy acquired the outstanding stock of Triple Dot Communications, Inc. ("Triple Dot"), a Massachusetts corporation, having a place of business in Boston, Massachusetts. Triple Dot is a marketing services company that provides advice and marketing programs for companies trying to reach teenagers. In addition, in January 2001, the Company acquired an affiliate of Triple Dot, Y-Access LLC ("Y-Access"), a Massachusetts limited liability company, having a place of business in Boston, Massachusetts. Y-Access is a market research company that specializes in the Generation Y market. Pursuant to the related acquisition agreements, the aggregate consideration paid was $2,600, which consisted of 342,646 shares of Alloy's common stock, $.01 par value (or $7.59 per share), of which a total of 51,398 shares were placed in escrow in accordance with the terms of the related agreements. The excess of the purchase price over the fair values of the net assets acquired was approximately $3,403 and has been recorded as goodwill and was being amortized on a straight-line basis over a term of five years through January 31, 2002. In connection with the adoption of SFAS 142, amortization of goodwill will cease as of February 1, 2002. In connection with an earn-out agreement, an additional 236,822 shares of Alloy common stock have been issued to the former owners of Triple Dot and Y-Access in fiscal 2001 resulting in an additional $3,747 in goodwill. A total of 23,042 of these shares were placed in escrow in accordance with the terms of the related agreements. Alloy expects the escrowed shares to be released in the first half of its fiscal 2002 after the resolution of all acquisition-related contingencies.

Fiscal 2001

Strength Magazine

On February 21, 2001, Alloy completed the acquisition of the Strength Magazine assets from Rapid Service Company ("Rapid Service"), an Ohio corporation, pursuant to which Alloy issued 99,909 shares of unregistered common stock to Rapid Service, having a value of $1,180 (or $11.81 per share on the transaction date). A total of 19,981 shares were placed in escrow in accordance with the terms of the related agreements. Strength Magazine, operating out of Cincinnati, Ohio, is a lifestyle magazine primarily for teenage boys focusing on skateboarding and music. It is available via subscription and newsstands. Strength Magazine provides Alloy with a recognized magazine property to complement its boys direct marketing business and print-based advertising inventory reaching the boys market. In connection with the acquisition, Alloy has recorded approximately $1,404 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired; the value of the consumer franchise Strength Magazine had established; and the revenues and cash flows that we expect Strength Magazine to generate over time. The goodwill was being amortized over a period of three years through January 31, 2002. In connection with the adoption of SFAS 142, amortization of goodwill will cease. The results of Strength Magazine's operations have been included in Alloy's financial statements since February 21, 2001. Alloy expects the escrowed shares to be released in the first half of its fiscal 2002 after the resolution of all acquisition-related contingencies.

Private Colleges and Universities

On April 12, 2001, Alloy completed the acquisition of all the capital stock of Landon Media Group, Inc. ("Landon"), a Massachusetts corporation with a principal place of business in Westford, Massachusetts, in exchange for 1,314,348 shares of unregistered common stock, having a value of $9,800 (or $7.45 per share on the transaction date), $5,000 in cash, four future quarterly cash payments of $700 each, and contingently issuable warrants to purchase additional shares pursuant to the warrants' terms. A total of 197,152 shares were placed in escrow in accordance with the terms of the related agreements. The warrants have expired because the circumstances surrounding the potential issuance of shares did not occur. Landon's primary asset as of the effective time of the acquisition was 100% of the issued and outstanding capital stock of Carnegie Communications, Inc., a Delaware corporation, which Alloy has renamed Private Colleges & Universities, Inc. ("PCU"). PCU produces publications and websites that profile colleges and universities which are distributed to high school students, parents and guidance counselors. PCU provides Alloy with a wide range of advertising relationships with colleges and universities throughout the United States, as well as publications and websites that reach and market to prospective students. In connection with the acquisition, Alloy has recorded approximately $20,954 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired; the revenues and cash flows that Alloy expects PCU to generate over time; and the relationships with colleges and universities that PCU had established. In addition, Alloy identified specific intangible assets consisting of $300 representing trademarks, $110 representing a non-competition agreement and $25 representing the website. With the exception of trademarks, the intangible assets are being amortized over a period of three years. The goodwill was being amortized over a period of five years through January 31, 2002. In connection with the adoption of SFAS 142, amortization of goodwill will cease as of February 1, 2002. The results of PCU's operations have been included in Alloy's financial statements since April 12, 2001. Alloy expects the escrowed shares to be released in the first half of its fiscal 2002 after the resolution of all acquisition-related contingencies.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

CASS Communications

On August 2, 2001, Alloy completed the acquisition of all the capital stock of CASS Communications, Inc. ("CASS"), an Illinois corporation with a principal place of business in Evanston, Illinois, in exchange for 1,720,392 shares of unregistered common stock, having a value of $23,122 (or $13.44 per share on the announcement date), of which 258,059 shares were placed in escrow in accordance with the terms of the related agreements; $9,700 in cash; additional shares of Alloy common stock if CASS exceeds certain earnings targets over the 12-month period following the acquisition; and a contingent Note, which will not be payable, if at all, until four months after the effectiveness of the initial registration for resale of the shares of Alloy common stock issued in the acquisition, with the principal amount of the Note to be determined based on the average closing prices of Alloy common stock over such four month period. The maximum principal amount of the Note was $10,000, and the Note will have no value if the closing price for Alloy common stock averages at least $11.28 per share in each of the four months over such four-month period and thus no additional purchase consideration was recognized. The Note matured without value due to the average closing price of Alloy common stock during the four month period. Founded in 1968, CASS' contracted media and promotional channels include college and high school newspapers reaching over 21 million readers. Additionally, CASS reaches over 6.5 million students on college and high school campuses through its outdoor and display media assets, and provides marketers with full service event production and promotion capability. CASS provides Alloy with additional media assets to sell to its advertising clients and expands Alloy's portfolio of advertising client relationships. CASS' strength in enabling marketers to reach college students complements Alloy's reach into the teenage audience. In connection with the acquisition, Alloy has recorded approximately $36,180 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired; the revenues and cash flows that we expect CASS to generate over time; and the relationships with advertisers and college newspapers that CASS had developed over its 30 years of existence. In addition, Alloy identified specific intangible assets consisting of $400 representing trademarks and $200 representing a non-competition agreement. The non-competition agreement is being amortized over its three year term. The results of CASS' operations have been included in Alloy's financial statements since August 2, 2001. Alloy expects the escrowed shares to be released in the second half of its fiscal 2002 after the resolution of all acquisition-related contingencies.


Dan's Comp

On September 28, 2001 (the "Closing Date"), Alloy closed an acquisition of all of the outstanding capital stock of Dan's Competition, Inc. ("Dan's"), an Indiana corporation with a principal place of business in Mt. Vernon, Indiana in exchange for 2,081,037 shares of unregistered common stock, having a value of $25,680 (or $12.34 per share on the transaction date) of which 370,370 shares were placed in escrow in accordance with the terms of the related agreements; $11,000 in cash; and two contingent promissory notes (the "Notes"), which Notes will be payable, if at all, commencing on the date which is thirteen months after the Closing Date. The maximum aggregate principal amount of the Notes is $12,000, which amount will be reduced over the twelve-month period beginning on the date that is one month after the Closing Dated based on the average closing prices of Alloy common stock and the proceeds of any sales of the shares issued in the acquisition over such twelve month period. The Notes will have no value if the aggregate sale proceeds from the sale of the shares issued in the acquisition over such twelve-month period equal or exceed $12,000 or, if the closing price for Alloy common stock, as determined in accordance with the terms of the Notes, averages at least $8.10 per share for each of the twelve months over such twelve month period. The Notes have no value as the aggregate sale proceeds have exceeded $12,000. An additional 37,037 shares were issued in connection with a final working capital determination. The resulting additional purchase price of $721 ($19.47 per share) has been allocated to goodwill. Incorporated in 1996, Dan's is a direct marketer to teenage boys and a distribution brand in the action sports market. Through a convergence marketing model that includes Dan's print catalog and website (www.danscomp.com), Dan's has developed a database of Generation Y customers. Dan's sells a complete line of BMX-style bicycles, parts, safety equipment, apparel and accessories from brands including Huffy, Hoffman and Free Agent bikes and Etnies, Split and DC apparel and footwear. In addition to CCS, Dan's provides Alloy with another direct marketing franchise reaching the teen boys market. Alloy plans to manage Dan's customer database and circulation plan and identify cross-selling opportunities between Dan's name database and Alloy's name database. In connection with the acquisition, Alloy has recorded approximately $28,201 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired; the revenues and cash flows that Alloy expects Dan's to generate over time; and the direct marketing franchise that Dan's had established in the teen boys market. In addition, Alloy identified specific intangible assets consisting of, $3,500 representing mailing lists, $1,600 representing trademarks, $800 representing a non-competition agreement and $50 representing the website. With the exception of trademarks, these intangible assets are being amortized over periods ranging from three to five years. The results of Dan's operations have been included in Alloy's financial statements since September 28, 2001. Alloy expects the escrowed shares to be released in the second half of its fiscal 2002 after the resolution of all acquisition-related contingencies.


360 Youth

On November 26, 2001, Alloy acquired substantially all of the assets of the 360 Youth business of MarketSource Corporation, a Delaware corporation, in exchange for 1,839,520 shares of unregistered common stock, having a value of $30,131 (or $16.38 per share on the transaction date) of which 283,286 shares were placed in escrow in accordance with the terms of the related agreements; $13,375 in cash; and a warrant to purchase up to 100,000 shares of Alloy common stock. In accordance with its terms the Warrant may be exercised with respect to 50,000 shares of Common Stock on or after November 26, 2002 and prior to November 26, 2007, and with respect to the remaining 50,000 shares of Common Stock, on or after November 26, 2003 and prior to November 26, 2008. The fair value of the warrants was established as $950 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 4.61% and expected life of 6.5 years. Alloy also agreed to issue up to an additional 1,545,197 shares of Alloy common stock if 360 Youth exceeds certain earnings targets over the 12-month period following the acquisition. The 360 Youth business focuses on providing marketing and promotional services targeted at teenagers and young adults, including acquiring and placing advertising and other promotional materials as a sales representative, agent or otherwise targeting the Generation Y market in all forms of media, and developing, staging and promoting promotional events targeted at the Generation Y market. In connection with the acquisition, Alloy has recorded approximately $41,943 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired,; the revenues and cash flows that Alloy expects 360 Youth to generate over time; and the skills, capabilities and relationships that the 360 Youth sales force possesses. In addition, Alloy identified specific intangible assets consisting of $1,400 representing trademarks, $1,300 representing a non-competition agreement and $10 representing the website. With the exception of trademarks, these intangible assets are being amortized over a period of three years. The results of 360 Youth's operations have been included in Alloy's financial statements since November 27, 2001. Alloy expects the escrowed shares to be released in the second half of its fiscal 2002 after the resolution of all acquisition-related contingencies.


Other Acquisitions

On November 1, 2001, Alloy completed the acquisition of all of the stock of Target Marketing and Promotions, Inc.("Target Marketing"), a Massachusetts corporation that provides market research and promotional activities and services targeted at the Generation Y audience. To pay for the acquisition, Alloy issued 204,967 shares of common stock of which 30,745 shares were placed in escrow in accordance with the terms of the related agreements. In addition, Alloy agreed to

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

issue additional shares of common stock as an earn-out if Target Marketing's earnings before interest and taxes for the four fiscal quarterly periods and two annual periods beginning November 1, 2001 equal or exceed certain specified targets, subject to an overall limit of $10 million in value of common stock, with the stock valued as of the end of the period for which it is issued. In connection with the acquisition, Alloy has recorded approximately $2,248 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired; the revenues and cash flows that Alloy expects Target Marketing to generate over time; and the capabilities and skills of Target Marketing's employees. In addition, Alloy identified specific intangible assets in connection with the acquisition consisting of $400 representing trademarks, $200 representing a non-competition agreement and $10 representing the website. With the exception of trademarks, these intangible assets are being amortized over periods ranging from two to three years. The results of Target Marketing's operations have been included in Alloy's financial statements since November 2, 2001. Alloy expects the escrowed shares to be released in the second half of its fiscal 2002 after the resolution of all acquisition-related contingencies.


On November 26, 2001, Alloy acquired all the issued and outstanding stock of eStudentLoan, Inc., ("eStudentLoan") a Delaware corporation, from Student Advantage Inc. in exchange for $4,500 in cash. eStudentLoan provides college students, prospective college students, graduate students and parents with an online resource to gather information about student loans, financial aid and scholarships. In connection with the acquisition, Alloy has recorded approximately $4,028 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired,; the revenues and cash flows that Alloy expects eStudentLoan to generate over time; and the valuable database engine eStudentLoan provides to Alloy. In addition, Alloy identified specific intangible assets consisting of $30 representing trademarks, $25 representing a non-competition agreement and $500 representing the website. With the exception of trademarks, these intangible assets will be amortized over a three year period. The results of eStudentLoan's operations have been included in Alloy's financial statements since November 27, 2001.


For all acquisitions that involve escrowed shares, the value of these shares has been included in the initial purchase price allocation. Any subsequent changes will be reflected as an adjustment to goodwill. The amounts allocated to goodwill for certain acquisitions may also change in the future pending the outcome of other contingent arrangements, such as earn-outs, as described above.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)


The following unaudited proforma information presents a summary of Alloy's consolidated results of operations as if the acquisitions had taken place on February 1, 2000:

                                                                     Fiscal Year Ended January 31,
                                                                    --------------------------------
                                                                          2001             2002
                                                                    -------------     -------------
       Revenues                                                     $     163,772     $     201,154
       Net loss                                                           (38,028)          (14,625)
       Net loss attributable to common shareholders                       (38,028)          (24,382)

       Net loss per share - basic and diluted                            $ (1.41)          $ (0.51)
       Net loss per share attributable to common shareholders -
       basic and diluted                                                 $ (1.41)          $ (0.84)


These unaudited proforma results have been prepared for comparative purposes only and include adjustments for income taxes and additional amortization expense as a result of goodwill and intangible assets. They do not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred on February 1, 2000, or of future results of operations of the consolidated entities.

4.       EXCHANGE TRANSACTION

On April 14, 2000, Alloy entered into a financial and strategic arrangement with Liberty Digital, Inc. ("LDIG"), a subsidiary of Liberty Media Group, Inc., pursuant to which Alloy issued 2,922,694 shares of its common stock having a fair value of $35,072, or $12 per share, to a subsidiary of LDIG in exchange for $10,000 in cash and 837,740 shares of LDIG common stock having a fair value of $19,530. Alloy subsequently collared 600,000 LDIG shares (see Note 2
"Derivative Instruments and Hedging Activities"). As of January 31, 2002, Alloy holds no LDIG shares. Alloy's common shares represented 19.9% of the then issued and outstanding common stock immediately prior to the transaction. Subsequent to the transaction, LDIG had a 16.6% ownership interest in Alloy's issued and outstanding common stock. As a result of subsequent issuances of Alloy common stock, as of January 31, 2002, LDIG had an ownership interest in Alloy of 8.4%. A representative of LDIG maintains a seat on Alloy's board of directors.

5.       MARKETABLE SECURITIES

Fair values of taxable auction securities, corporate debt securities and equity securities are based upon quoted market prices. The following is a summary of current available-for-sale marketable securities at January 31, 2001 and 2002, respectively:

                                                            Gross             Gross
                                                          Unrealized        Unrealized                         Estimated
                                                          Amortized          Holding          Holding            Fair
           January 31, 2001                                  Cost             Gains            Losses            Value
           -----------------------                        -----------       -----------      -----------       ----------
           Corporate debt securities                      $       530       $    -           $    -            $      530
           Equity securities                                   14,695             9,297           (8,458)          15,534
                                                          -----------       -----------      -----------       ----------
                Total available-for-sale securities       $    15,225       $     9,297      $    (8,458)      $   16,064
                                                          ===========       ===========      ===========       ==========

           January 31, 2002

           Taxable auction securities                     $     2,000       $    -           $    -            $    2,000
           Corporate debt securities                           13,099            -                   (54)          13,045
           Equity securities                                        3                 1                -                4
                                                          -----------       -----------      -----------       ----------
                Total available-for-sale securities       $    15,102       $         1      $       (54)      $   15,049
                                                          ===========       ===========      ===========       ==========

In the years ended January 31, 2001 and 2002, Alloy realized a loss of $3,193 and a gain of $658 on sales of marketable securities, respectively. As of January 31, 2001 and 2002, all of the debt securities held by Alloy had contractual maturities of less than one year.

6.   PROPERTY AND EQUIPMENT

At January 31, 2001 and 2002, property and equipment, net, consists of the following:

                                                                         2001            2002
                                                                    -----------      ----------
       Computer equipment under capitalized leases                    $     621       $     676
       Computer equipment                                                 5,289           9,116
       Machinery and equipment                                              698           2,940
       Office furniture and fixtures                                        617           1,386
       Leasehold improvements                                               977           1,496
                                                                    -----------      ----------
                                                                          8,202          15,614
       Less: accumulated depreciation and amortization                   (2,361)         (7,060)
                                                                    -----------      ----------
                                                                    $     5,841      $    8,554
                                                                    ===========      ==========

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

Depreciation and amortization expense related to property and equipment was $192, $1,223 and $2,660 for the years ended January 31, 2000, 2001 and 2002, respectively.

7.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of January 31, 2001 and 2002, accrued expenses and other current liabilities consist of the following:

                                                2001             2002
                                             ----------        ----------
       Compensation and benefits             $    1,320        $    2,525
       Accrued acquisition costs                    909             7,436
       Other                                      4,874             8,428
                                             ----------        ----------
                                             $    7,103        $   18,389
                                             ==========        ==========


8.   CREDIT AGREEMENT

In October 2000, Alloy entered into a credit agreement (the "Credit Agreement") with Royal Bank of Canada, Grand Cayman (North America No.1), (the "Lender"). The Credit Agreement lasts for a duration of three years from inception (expires on October 19, 2003) and calls for the Lender to make available to Alloy revolving credit loans and letters of credit in the aggregate principal amount not to exceed $15,055, the proceeds of which would be used to finance the working capital requirements of Alloy and its subsidiaries in the ordinary course of business and for other general corporate purposes. This facility was originally collateralized by marketable securities and related derivative put options. As further discussed in Note 15, as a result of the settlement of the put options and sale of the underlying securities, the facility limit was reduced from $15,055 to $500.

There were no amounts outstanding at January 31, 2001 or 2002 under the Credit Agreement.

9.   SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

On February 16, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy's $0.01 par value preferred stock consisting of 1,850,000 shares of the authorized unissued preferred stock as a Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a par value of $0.01 per share with a liquidation preference of $9.50 per share. The Series A Preferred Stock pays an annual dividend of 3%, payable in additional shares of Series A Preferred Stock. In addition, the Series A Preferred Stock is mandatorily redeemable on February 16, 2006 at a price of $9.50 per share, plus accrued and unpaid cash dividends thereon. The Series A Preferred Stock is convertible at the holder's option into common stock of Alloy as is determined by dividing $9.50 by the initial conversion price of $11.40 and multiplying by each share of Series A Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Alloy. At any time after February 15, 2003, if the reported closing sales price of Alloy's common stock exceeds $25.00 per share for a period of ten consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series A Preferred Stock to convert their shares into shares of Alloy common stock.

Also, on February 16, 2001, Alloy received an investment of $10,000 from St. Paul Venture Capital VI, LLC ("SPVC VI") in exchange for 1,052,632 shares of Alloy's Series A Preferred Stock, which are immediately convertible into 877,193 shares of Alloy common stock. In addition, SPVC VI received a warrant to purchase 307,018 shares of Alloy common stock at an exercise price of $12.83 per share. The fair value of the warrant issued in connection with the Series A Preferred Stock was estimated as $1,475 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature recognized as of the date of the transaction in the amount of approximately $2,769 which reduced earnings attributable to common shareholders in the year ended January 31, 2002. The beneficial conversion feature was recorded as a direct charge against accumulated deficit, with a corresponding increase in additional paid-in capital. As a result of warrants issued and the related expenses of the transaction, there was a discount of $1,505 upon issuance of the Series A Preferred Stock, which was being accreted over the five-year period prior to mandatory redemption and reflected as a charge against additional paid-in capital and a corresponding increase to the carrying value of the Series A Preferred Stock. In addition, the accrued dividends on the Series A Preferred Stock were also charged to additional paid-in capital, with a corresponding increase in the carrying value of the Series A Preferred Stock. On October 25, 2001, SPVC VI converted 1,052,632 shares of Series A Preferred Stock into 877,193 shares of Alloy common stock. At this time, the remaining unamortized discount of $1,297 was charged to additional paid-in capital, with a corresponding increase to Series A Preferred Stock and the then carrying value of $8,495 was converted into common stock and additional paid-in capital. The additional accretion recorded upon conversion has been reflected as a reduction of earnings attributable to common shareholders.

On June 20, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy's $.01 par value preferred stock consisting of 3,000 shares of the authorized unissued preferred stock as a Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has a par value of $.01 per share with a liquidation preference of $10,000 per share. The Series B Preferred Stock pays an annual dividend of 5.5%, payable in either additional shares of Series B Preferred Stock or cash, at Alloy's option. In addition, the Series B Preferred Stock is mandatorily redeemable on June 19, 2005 at a price of $10,000 per share, plus accrued and unpaid cash dividends thereon. The Series B Preferred Stock is convertible at the holder's option into common stock of Alloy as is determined by dividing $10,000 by the initial conversion price of $11.70 and multiplying by each share of Series B Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Alloy. At any time after June 20, 2002, if the reported closing sales price of Alloy's common stock exceeds $20.48 per share for a period of twenty consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series B Preferred Stock to convert their shares into shares of Alloy common stock.

Also, on June 20, 2001, Alloy received an investment of $18,150 from various investors in exchange for 1,815 shares of Alloy's Series B Preferred Stock, which are immediately convertible into 1,551,282 shares of Alloy common stock. In addition, the Series B investors received warrants to purchase a total of 502,492 shares of Alloy common stock at an exercise price of $12.46 per share. The fair value of the warrants issued in connection with the Series B Preferred Stock was estimated as $2,442 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature reflected as of the date of the transaction in the amount of approximately $3,976, which reduced earnings attributable to common shareholders in the year ended January 31, 2002. Similar to the accounting treatment for the Series A Preferred Stock, the beneficial conversion feature was recorded as a direct charge against accumulated deficit, with a corresponding increase in additional paid-in capital. As a result of the warrants issued and the related expenses of the transaction, there was a discount of $3,890 upon issuance of the Series B Preferred Stock, which is being accreted over the four-year period prior to mandatory redemption and reflected as a charge against additional paid-in capital and a corresponding increase to the carrying value of the Series B Preferred Stock.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

On January 8, 2002, an investor converted 50 shares of Series B Preferred Stock into 44,032 shares of Alloy common stock. The impact upon conversion was the recognition of additional accretion of $92, which has been reflected as a reduction of earnings attributable to common shareholders.

10.  PRIVATE PLACEMENT TRANSACTIONS

On November 1, 2001, Alloy entered into definitive purchase agreements to sell 2,575,000 shares of newly issued common stock, $.01 par value, in a private placement to both new institutional investors and existing shareholders for an aggregate purchase price of $32,188. Net proceeds from this private placement of $30,013 may be used for acquisitions or general corporate purposes.

On January 25, 2002, Alloy entered into a definitive purchase agreement to sell 1,367,366 shares of newly issued common stock, $.01 par value, and warrants to purchase a total of 888,788 shares of Alloy's common stock at an exercise price of $21.94 per share in a private placement to an investor for an aggregate purchase price of $30,000. Net proceeds from this private placement of $27,982 may be used for acquisitions or general corporate purposes. The fair value of the warrants issued in connection with this financing was estimated as $8,212 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 5.29% and expected life of five years. In connection with this transaction, Alloy and a company in which the investor had a minority investment entered into a one year marketing services agreement in which Alloy will provide an agreed-upon set of advertising and promotional services in exchange for a $3,000 fee determined on a fully-negotiated, arms-length basis.

11. STOCK-BASED COMPENSATION PLANS

Stock options:

During fiscal 1997, Alloy's Board of Directors adopted a Stock Option Plan (the "Plan"). The Plan as restated, authorizes the granting of options, the exercise of which would allow up to an aggregate of 4,000,000 shares of Alloy's common stock to be acquired by the holders of the options. The number of shares under the Plan authorized for the granting of options was raised to 8,000,000 pursuant to a shareholder vote on July 21, 2000. The options can take the form of Incentive Stock Options ("ISOs") or Non-qualified Stock Options ("NQSOs"). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediately vesting to a ratable vesting period of nine years. The exercise price of the ISOs must be at least equal to 100% of the fair market price of Alloy common stock on the date of grant. In the case of a plan participant who owns directly or by reason of the applicable attribution rules in Section 424(d) of the United States Internal Revenue Code of 1986, as amended, more than 10% of the total combined voting power of all classes of stock of Alloy, the exercise price shall not be less than 110% of the fair market value on the date of grant. ISOs must be exercised within five to ten years from the date of grant depending on the participant's ownership in Alloy. The exercise price of all NQSO's granted under the Plan shall be determined by Alloy's Board of Directors at the time of grant. The Plan will terminate on June 30, 2007.

Alloy applies APB 25 in accounting for options issued under the Plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Alloy applies SFAS No. 123 to issuances of stock-based compensation to non-employees and, accordingly, recognizes the fair value of the stock options and warrants issued as compensation expense over the service period or vesting period, whichever is shorter. The fair value assumptions used for awards to non-employees are consistent with the assumptions listed for the pro forma impact of awards to employees. The following summarizes the pro forma impact on earnings of options granted to employees had they been accounted for pursuant to the fair value method required by SFAS No. 123 for the years ended January 31:


                                                                    Year Ended January 31,
                                                       --------------------------------------------------
                                                             2000               2001              2002
                                                       ------------       ------------      ------------
     Net loss attributable to
       common shareholders:          As Reported       $    (14,882)      $    (29,689)     $    (25,358)
                                     Pro Forma         $    (17,389)      $    (36,439)     $    (35,505)

     Net loss attributable to
       common shareholders per
       share:                        As Reported         $    (1.17)       $     (1.61)      $     (1.02)
                                     Pro Forma           $    (1.37)       $     (1.97)      $     (1.42)

The following is a summary of Alloy's stock option activity:

                                                                      For the Years Ended January 31,
                                               ----------------------------------------------------------------------------------
                                                        2000                        2001                          2002
                                               -------------------------  --------------------------    -------------------------
                                                              Weighted                     Weighted                      Weighted
                                                               Average                     Average                       Average
                                                              Exercise                     Exercise                      Exercise
                                                 Shares         Price         Shares        Price          Shares         Price
                                               ------------   ---------    ----------      --------     ------------     --------
        Outstanding, beginning of year             389,553    $   0.67       2,064,427     $ 15.75         4,009,129     $ 13.69
        Options granted                          2,072,534       15.79       2,229,500       11.69         4,253,100       11.90
        Options exercised                         (381,660)       0.75         (18,048)       0.60          (939,634)      11.74
        Options canceled or expired                (16,000)      14.05        (266,750)      13.84        (1,306,447)      14.47
                                                ----------    --------      ----------     -------       -----------     -------
        Outstanding, end of year                 2,064,427    $  15.75       4,009,129     $ 13.69         6,016,148     $ 12.56
                                                ==========    ========      ==========     =======       ===========     =======
        Exercisable, end of year                    77,738    $  12.49         510,007     $ 14.87           520,574     $ 13.91
                                                ==========    ========      ==========     =======       ===========     =======
        Weighted-average fair value of
          options granted during the year       $    11.38         N/A      $     6.84         N/A       $      7.62         N/A
                                                ==========    ========      ==========     =======       ===========     =======

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

                                              For the Years Ended January 31
                                            -----------------------------------
                                            2000           2001          2002
                                            --------     --------       -------
       Risk-free interest rates              5.95%         5.97%          4.43%
       Expected lives                        6 years       5 years        5 years
       Expected volatility                  50%           75%            75%
       Expected dividend yields              --          --              --


Summarized information about Alloy's stock options outstanding and exercisable at January 31, 2002 is as follows:

                                                  Outstanding                                  Exercisable
      ------------------------      --------------------------------------------        ---------------------------
                                                                        Average                            Average
               Exercise                                                 Exercise                           Exercise
             Price Range             Options        Average Life         Price              Options         Price
      ------------------------      -----------    -------------       ---------          ----------       --------
       $  0.60                            9,860       7.0 Years        $   0.60                5,348       $  0.60
       $  6.50 - $9.75                1,979,025       9.0 Years        $   8.03              173,275       $  8.30
       $  9.80 - $14.70               2,356,250       9.4 Years        $  12.72               48,774       $ 12.75
       $  14.75 - $22.00              1,477,753       8.7 Years        $  16.89              293,177       $ 17.67
       $  22.50 - $26.25                193,260       7.1 Years        $  24.58               -             -
       -----------------              ---------       ---------        --------              -------       -------
       $  0.60 - $26.25               6,016,148       9.0 Years        $  12.56              520,574       $ 13.91
       =================              =========       =========        ========              =======       =======

Warrants:

The following table summarizes all common stock and preferred stock warrant activity:

                                                                   For the Years Ended January 31
                                                          --------------------------------------------
                                                            2000             2001             2002
                                                           -------          -------         ---------
       Outstanding, beginning of year                      517,261          478,858           473,180
          Warrants issued                                   -                -              1,808,298
          Warrants exercised                               (38,403)          (5,678)         (590,843)
                                                           -------          -------         ---------
       Outstanding, end of year                            478,858          473,180         1,690,635
                                                           =======          =======         =========

The weighted average fair value of the warrants granted during fiscal 2001 was estimated at $7.28 per warrant using the Black-Scholes option-pricing model. At January 31, 2002, the unexercised warrants have a weighted average exercise price of $17.60 per share and a weighted average remaining contractual term of
7.17 years.

Employee Stock Purchase Plan

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

Shares Reserved for Future Issuance:

    At January 31, 2002, shares reserved for future issuance are as follows:

       Preferred Stock                                     8,945,553
       Stock Option Plan                                   6,660,658
       Warrants                                            1,690,635
       Employee Stock Plan                                   476,593
                                                          ----------
                                                          17,773,439
                                                          ==========

12.  INCOME TAXES

The components of the benefit (provision) for income taxes consist of the following (amounts in thousands):

                            2000            2001              2002
Current:
     State                    --              --               296
                           ------         -------         --------
Deferred:
     State                     --             --                --
     Federal                   --             --                --
                           ------         -------         --------
                           $   --         $   --          $    296
                           ======         =======         ========

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)


The difference between the total expected tax expense (benefit) (using the statutory rate of 34%) and tax expense for the years ended January 31, 2001 and 2002 is accounted for as follows:

                                                            2000              2001             2002
                                                           ------           -------           -------
       Computed expected tax expense (benefit)              (34%)             (34%)            (34%)
       State taxes, net of federal benefit                  (10%)             (10%)              --
       Non-deductible expenses                                --                --               34%
       Change in valuation allowance                         44%               44%               2%
                                                            ---               ---              ---
       Total expense (benefit)                                0%                0%               2%
                                                            ===               ===              ===

The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out as follows:

                                                                  2001              2002
                                                              --------           --------
Deferred tax assets:
   Accruals and reserves                                      $  2,521           $  4,715
   Deferred compensation                                           362                362
   Plant and equipment                                              --                315
   Other                                                         1,203              2,138
   Net operating loss and capital loss carryforwards            16,236             15,573
                                                              --------           --------
Gross deferred tax assets                                       20,322             23,103
Valuation allowance                                            (19,937)           (19,470)
                                                              --------           --------
              Total deferred tax assets                            385              3,633
                                                              --------           --------
Deferred tax liabilities:
   Plant and equipment                                            (303)                --
   Identifiable intangible assets                                   --             (3,381)
   Other                                                           (82)              (252)
                                                              --------           --------
              Total deferred tax liabilities                      (385)            (3,633)
                                                              --------           --------
   Net deferred tax assets (liabilities)                      $     --           $     --
                                                              ========           ========

For federal income tax purposes, Alloy has unused net operating loss ("NOL") carryforwards of $32,858 at January 31, 2002 expiring through 2022 and capital loss carryforwards of $2,536 at January 31, 2002 expiring through January 31, 2005. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Alloy experienced at least two such ownership changes since inception; however, the net operating loss carryforwards are expected to be fully available by 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. Due to Alloy's operating losses, there is uncertainty surrounding whether Alloy will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. If the entire deferred tax asset were realized, $1,580 would be allocated to equity with the remainder reducing the income tax expense. This amount relates to the tax effect of the employee stock option deduction.

13.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss attributable to common shareholders per share:

                                                                                       Year Ended January 31,
                                                                        ----------------------------------------------------
                                                                              2000               2001                 2002
                                                                        ------------        ------------       ------------
NUMERATOR:
Net loss before extraordinary item                                      $    (14,634)       $    (29,689)      $    (15,600)
Charge for beneficial conversion of Series A and Series B
   Convertible Preferred Stock                                                    --                  --             (6,745)
Preferred stock dividends and accretion                                          (13)                 --             (3,013)
                                                                        ------------        ------------       ------------
Net loss attributable to common shareholders before extraordinary item
                                                                             (14,647)            (29,689)           (25,358)
Extraordinary loss                                                              (235)                 --                 --
                                                                        ------------        ------------       ------------
Net loss attributable to common shareholders                            $    (14,882)       $    (29,689)      $    (25,358)
                                                                        ============        ============       ============
DENOMINATOR:
Denominator for basic and diluted net loss attributable to common shareholders per share:
   Weighted average shares                                                12,718,318          18,460,042         24,967,678
                                                                        ============        ============       ============
Basic and diluted net loss attributable to common shareholders per
  share before extraordinary item                                       $      (1.15)       $      (1.61)      $      (1.02)
Extraordinary loss                                                             (0.02)                 --                 --
                                                                        ------------        ------------       ------------
Basic and diluted net loss attributable to common shareholders
  per share                                                             $      (1.17)       $      (1.61)      $      (1.02)
                                                                        ============        ============       ============

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

The calculation of diluted net loss per share excludes the following securities that could potentially dilute basic earnings per share in the future because to do so would have been antidilutive:


                                                                                      January 31,
                                                                     ----------------------------------------------
                                                                       2000               2001               2002
                                                                      -------          ---------          ---------
Options to purchase common stock                                      142,539            141,459          1,068,846
Warrants to purchase common stock                                     308,463            250,248             59,645
Conversion of Convertible Preferred Stock                                  --                 --          1,576,822
Contingently issuable common shares pursuant to acquisitions           84,613            660,912          1,234,032
                                                                      -------          ---------          ---------
         Total                                                        535,615          1,052,619          3,939,345
                                                                      =======          =========          =========


14.  COMMITMENTS AND CONTINGENCIES

Leases

Alloy leases office space and certain computer equipment under noncancellable leases with various expiration dates through 2010. As of January 31, 2002, future net minimum lease payments were as follows:

                                             Capital         Operating
       Year ending January 31,                Lease            Lease
---------------------------------------      ------          ---------
2003                                           $436          $ 3,045
2004                                            326            2,718
2005                                             55            2,294
2006                                             --            1,946
2007                                             --            1,252
Thereafter                                       --            2,508
                                               ----          -------
Total minimum lease payments                   $817          $13,763
                                               ====          =======


Rent expense was approximately $2,563, $962 and $88 for the years ended January 31, 2002, 2001 and 2000, respectively, under noncancellable operating leases.

Ordering, Fulfillment and Customer Service

On March 31, 2000, Alloy entered into an agreement with New Roads, Inc., a third party service organization ("TPS") whereby the TPS provides Alloy with comprehensive call center and order fulfillment services in support of the direct marketing operations of the Alloy catalog and the www.alloy.com website. All aspects relating to fulfillment of customer orders are handled by the TPS, including receipt and processing of customer orders, shipment of merchandise to customers and customer service. In consideration for performance of the services provided by the TPS during the contract term, Alloy paid the TPS an initial start-up fee and is charged a fixed fee per order processed plus a pass-through of the variable costs, primarily labor, involved in order processing. The agreement with the TPS expires in May 2003.

Sales Tax

Alloy does not collect sales or other similar taxes on shipments of goods into most states. However, various states or foreign countries may seek to impose sales tax obligations on Alloy. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the internet. In 1998, the U.S. Congress passed legislation limiting for three years the ability of the states to impose taxes on internet-based transactions. Subsequently, in 2001, the U.S. Congress extended this limitation for two more years. Failure to renew this legislation could result in the imposition by various states of taxes on e-commerce. A successful assertion by one or more states that Alloy should have collected or be collecting sales taxes on the sale of products could have a material effect on Alloy's operations.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

Litigation

In the normal course of business, Alloy is a party to various claims and/or litigation. Management believes that the settlement of all such claims and/or litigation considered in the aggregate will not have a material adverse effect on Alloy's financial position and results of operations. Additionally, on or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming Alloy as a defendant along with James K. Johnson, Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan & Company, Dain Rauscher Wessels, and Ladenburg Thalmann & Co., Inc., the underwriters on Alloy's initial public offering. The complaint purportedly is filed on behalf of persons who purchased our common stock between May 14, 1999 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act, and Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder.

Specifically, the complaint alleges that, in connection with Alloy's initial public offering, Alloy and the other defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our common stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of our IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Alloy's prospectus incorporated in Alloy's registration statement for its IPO materially false and misleading. Plaintiffs seek unspecified damages. Alloy's believes that the allegations are without merit and intends to defend vigorously against the plaintiffs' claims.

On or about April 19, 2002, plaintiffs filed amended complaints against Alloy, the individual defendants and the underwriters. The amended complaints assert violations of Section 10(b) of the Exchange Act and mirror allegations asserted against other issuers sued by plaintiffs.

Letters of Credit

As of January 31, 2002, Alloy had $563 in a standby letter of credit with a bank for the purpose of securing a lease transaction relating to computer equipment. The letter of credit was fully secured as of January 31, 2002 and matures in 2006. In addition, Alloy had a $750 guidance line, of which $118 was outstanding as of January 31, 2002, for the purpose of securing an operating lease that Alloy maintains.

15. EXTRAORDINARY ITEMS

In connection with Alloy's initial public offering in May 1999, Alloy redeemed its outstanding promissory notes including accrued interest thereon for $4,212. The extraordinary charge of $235 resulted from the full recognition of the remaining unamortized deferred financing costs and unamortized discount on these notes, which had an original maturity of May 2001.

16. SEGMENT REPORTING

Alloy has two operating segments: direct marketing and content, as described in
Note 1. Alloy's management reviews financial information related to these operating segments and uses the measure of operating (loss) earnings before goodwill amortization and extraordinary items to evaluate performance and allocated resources. Interest income and interest expense are reviewed on a net basis at the corporate level. Income taxes are centrally managed at the corporate level and deferred income taxes are not allocated by segment. The accounting policies of the segments are the same as those described in Note 2. Reportable data for Alloy's operating segments were as follows for the years ended January 31, 2000, 2001 and 2002:

                                                                    Direct
                                                                   Marketing      Content        All Other      Consolidated
                                                                  ----------      -------        ---------      ------------
                                                                                        (Unaudited)
RESULTS FOR THE FISCAL YEAR ENDED January 31, 2000:
   Revenue from external customers                                $  33,780        $    84        $     --        $  33,864
   Operating income before goodwill amortization and
     extraordinary item                                             (15,841)            (3)             --          (15,844)
   Goodwill amortization                                               (295)           (37)             --             (332)
   Interest income, net                                                  --             --           1,542            1,542
   (Loss) income before income taxes and extraordinary item
                                                                    (16,136)           (40)          1,542          (14,634)
   Extraordinary item                                                    --             --            (235)            (235)
   Net (loss) income                                                (16,136)           (40)          1,307          (14,869)
   Total depreciation and amortization                                  551             37              44              632
   Total assets                                                      15,823          8,172          33,673           57,668

RESULTS FOR THE FISCAL YEAR ENDED January 31, 2001:
   Revenue from external customers                                $  88,500        $ 2,688        $     --        $  91,188
   Operating income before goodwill amortization                    (17,969)           (73)             --          (18,042)
   Goodwill amortization                                             (7,099)        (1,474)             --           (8,573)
   Interest income, net                                                  --             --           1,119            1,119
   Realized loss on marketable securities and investments                --             --          (4,193)          (4,193)
   Loss before taxes                                                (25,068)        (1,547)         (3,074)         (29,689)
   Net loss                                                         (25,068)        (1,547)         (3,074)         (29,689)
   Total depreciation and amortization                                8,356          1,505              --            9,861
   Total assets                                                      75,002          6,504          25,402          106,908

RESULTS FOR THE FISCAL YEAR ENDED January 31, 2002:
   Revenue from external customers                                $ 161,925        $ 3,697        $     --        $ 165,622

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share data)

   Operating income before amortization of goodwill and other
      intangible assets                                               1,598           (179)             --            1,419
   Amortization of goodwill and other intangible assets             (16,403)        (1,913)             --          (18,316)
   Interest income, net                                                  --             --             935              935
   Realized gain on marketable securities and investments                --             --             658              658
   (Loss) gain before taxes                                         (14,805)        (2,092)          1,593          (15,304)
   Provision for income taxes                                          (291)            (5)             --             (296)
   Net (loss) gain                                                  (15,096)        (2,097)          1,593          (15,600)
   Total depreciation and amortization                               19,111          1,942              --           21,053
   Total assets                                                     227,486          6,054          76,667          310,207

17. QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of Alloy's last eight fiscal quarters:

                                       Year Ended January 31, 2001                         Year Ended January 31, 2002
                            --------------------------------------------------------------------------------------------------
                              First        Second       Third        Fourth        First        Second       Third     Fourth
                             Quarter      Quarter      Quarter       Quarter      Quarter      Quarter      Quarter    Quarter
                            --------------------------------------------------------------------------------------------------
  Net merchandise
     revenues               $  6,141     $  9,739     $ 24,271     $ 36,585     $ 23,733     $ 21,780     $ 31,761     $46,778
  Sponsorship and other
     revenues                  2,209        2,571        3,788        5,884        4,508        6,955       12,702      17,405
                            --------     --------     --------     --------     --------     --------     --------     -------
  Total revenues               8,350       12,310       28,059       42,469       28,241       28,735       44,463      64,183
  Cost of goods sold           3,001        4,462       12,351       17,943       12,363       12,650       17,861      25,984
                            --------     --------     --------     --------     --------     --------     --------     -------
  Gross profit                 5,349        7,848       15,708       24,526       15,878       16,085       26,602      38,199
  Operating expenses:
     Selling and               9,304       11,181       19,294       21,035       17,483       15,405       21,484      27,457
     marketing
     General and
      administrative           1,972        2,746        2,995        2,946        2,949        3,341        3,221       4,005
     Amortization of
      goodwill and
      other intangible
      assets                     811        1,204        3,250        3,308        3,741        4,613        4,709       5,253
                            --------     --------     --------     --------     --------     --------     --------     -------
  Total operating
     expenses                 12,087       15,131       25,539       27,289       24,173       23,359       29,414      36,715
  (Loss) income from
     Operations               (6,738)      (7,283)      (9,831)      (2,763)      (8,295)      (7,274)      (2,812)      1,484
  Interest income, net           433          386          150          150          203          286          223         223
  Realized (loss) gain
     on marketable
     securities and
     investments                  --           --           --       (4,193)         658           --           --          --
                            --------     --------     --------     --------     --------     --------     --------     -------
  Net (loss) income
     before income taxes      (6,305)      (6,897)      (9,681)      (6,806)      (7,434)      (6,988)      (2,589)      1,707
   Provision for income
     taxes                        --           --           --           --           --           --           75         221
                            --------     --------     --------     --------     --------     --------     --------     -------
   Net (loss) income          (6,305)      (6,897)      (9,681)      (6,806)      (7,434)      (6,988)      (2,664)      1,486
  Non-cash charge
     attributable to
     beneficial
     conversion feature of
     preferred stock issued       --           --           --           --        2,769        3,976           --          --
  Preferred stock
     dividends and
     accretion of
     discount                     --           --           --           --          125          368        1,927         593
                            --------     --------     --------     --------     --------     --------     --------     -------
  Net (loss) income
     attributable to
     common shareholders      (6,305)      (6,897)      (9,681)      (6,806)     (10,328)     (11,332)      (4,591)        893
                            ========     ========     ========     ========     ========     ========     ========     =======
  Basic net (Loss) Earnings
     attributable to common
     shareholders per Share $  (0.42)    $  (0.38)    $  (0.48)    $  (0.33)    $  (0.49)    $  (0.51)    $  (0.18)    $  0.03
  Fully Diluted net (Loss)
     Earnings attributable
     to common shareholders
     per Share              $  (0.42)    $  (0.38)    $  (0.48)    $  (0.33)    $  (0.49)    $  (0.51)    $  (0.18)    $  0.02


18. SUBSEQUENT EVENT

On February 20, 2002, Alloy entered into a definitive purchase agreement with a syndicate of underwriters to sell 4,000,000 shares of newly issued common stock in a public offering to institutional investors for an aggregate purchase price of $60,840. Net proceeds from this offering of approximately $57,480 may be used for acquisitions or general corporate purposes.

INDEX TO FINANCIAL STATEMENT SCHEDULE



Schedule II - Valuation and Qualifying Accounts                          S - 1

                                                                     SCHEDULE II

ALLOY, INC.

VALUATION AND QUALIFYING ACCOUNTS
(amounts in 000s)

                                                         Balance at
                                                        Beginning of      Charged to                         Balance at
                     Description                           Period          Expenses         Deductions      End of period
                     -----------                        ------------     ----------        -----------      -------------
Allowance for doubtful accounts:
   January 31, 2000                                           12              162                2                172
   January 31, 2001                                          172            1,284               --              1,456
   January 31, 2002                                        1,456            1,464              777              2,143

Reserve for sales returns and allowances:
   January 31, 2000                                           57            4,984            4,532                509
   January 31, 2001                                          509            9,415            9,158                766
   January 31, 2002                                          766           13,553           13,366                953

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Information About Directors and Executive Officers" in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, except that the sections in the definitive proxy statement entitled "Report of the Compensation Committee on Executive Compensation," "Report of the Audit Committee" and the "Performance Graph" shall not be deemed incorporated herein by reference to this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Information About Alloy Stock Ownership" in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Party Transactions" in our definitive Proxy Statement for our 2002 Annual
Meeting of Shareholders.

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

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT

2.1 Asset Purchase Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy Acquisition Corporation and Celebrity Sightings, LLC (incorporated by reference to Alloy's Current Report on Form 8-K dated December 21, 1999).

2.2 Agreement and Plan of Reorganization dated as of January 21, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., 17th Street Acquisition Corp. and Leslie N. Morgenstein and Ann Brashares (incorporated by reference to Alloy 's Current Report on Form 8-K dated August, 2, 2000).

2.3 Agreement and Plan of Reorganization dated as of July 17, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., Kubic Marketing, Inc. and SWI Holdings LLC (incorporated by reference to Alloy's Current Report on Form 8-K dated August 2, 2000).

2.4 Agreement and Plan of Merger dated as of April 11, 2001, by and between Alloy Online, Inc., Landon Media Group, Inc., Carnegie Communications, Inc., and the Shareholders of Landon Media Group, Inc. (incorporated by reference to Alloy's Current Report on Form 8- K dated April 26, 2001).

2.5 Agreement and Plan of Reorganization, dated as of July 3, 2001, by and among Alloy Online, Inc., CASS Communications, Inc. and Alan M. Weisman (incorporated by reference to Exhibit 2.1 to Alloy's Current Report on Form 8-K filed July 10, 2001).

2.6 First Amendment to Agreement and Plan of Reorganization, dated as of August 1, 2001, by and among Alloy Online, Inc., CASS Communications, Inc. and Alan M. Weisman (incorporated by reference to Alloy's Current Report on Form 8-K filed August 14, 2001).

2.7 Agreement and Plan of Reorganization, dated as of September 28, 2001, by and among Alloy, Inc., Alloy Acquisition Sub, Inc., Dan's Competition, Inc., Daniel E. Duckworth and Dianna J. Duckworth (incorporated by reference to Alloy's Current Report on Form 8-K filed October 15, 2001).

2.8 Asset Purchase Agreement, dated as of November 26, 2001, by and between Alloy, Inc., Alloy Acquisition Sub, Inc. and MarketSource Corporation (incorporated by reference to Alloy's Current Report on Form 8-K filed December 11, 2001).

3.1 Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

3.2 Certificate of Amendment of Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference into Alloy's Current Report on Form 8-K dated August 13, 2001).

3.3 Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference into Alloy's Current Report on Form 8-K dated March 13, 2002).

3.4 Restated Bylaws (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

4.1 Form of Common Stock Certificate (incorporated by reference to Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

4.2 Warrant, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy's Current Report on Form 8-K filed December 11, 2001).

4.3 Alloy, Inc. Warrant to Purchase Common Stock issued to Fletcher International Ltd., dated as of January 28, 2002. (incorporated by reference to Alloy's Current Report on Form 8-K/A filed February 1, 2002).

4.4 Form of Alloy Online, Inc. Warrant to Purchase Common Stock, dated as of June 19, 2001, issued to each of the Purchasers (incorporated by reference to Alloy's Current Report on Form 8-K filed June 20, 2001).

4.5 Demand Note, dated as of August 1, 2001, by and between Alloy Online, Inc. and Alan M. Weisman (incorporated by reference to Alloy's Current Report on Form 8-K filed August 14, 2001).

4.6 Demand Note, dated as of September 28, 2001, by and between Alloy, Inc. and Daniel E. Duckworth (incorporated by reference to Alloy's Current Report on Form 8-K filed October 15, 2001).

4.7 Demand Note, dated as of September 28, 2001, by and between Alloy, Inc. and Dianna J. Duckworth (incorporated by reference to Alloy's Current Report on Form 8-K filed October 15, 2001).

4.8 Warrant, dated as of April 11, 2001, to Purchase Shares of Common Stock, Par Value $.01 Per Share, between Alloy and Owen E. Landon, Jr. (incorporated by reference to Alloy's Current Report on Form 8-K filed April 26, 2001).

4.9 Warrants, each dated as of April 11, 2001, to Purchase Shares of Common Stock, Par Value $.01 Per Share, among Alloy and (i) Virginia B. Landon, (ii) The Owen E. Landon Revocable Trust dated 5/7/79, (iii) The Owen E. Landon Irrevocable Trust dated December 31, 1976 f/b/o Kimberly Marie Landon, (iv) The Owen E. Landon Irrevocable Trust dated December 31, 1976 f/b/o Karen Louise Landon, (v) The Owen E. Landon Irrevocable Trust dated December 31, 1976 f/b/o Owen E. Landon III, (vi) The Owen E. Landon Irrevocable Trust dated December 31, 1976 f/b/o Mark Bond Landon and (vii) The Owen E. Landon Irrevocable Trust dated December 31, 1976 f/b/o Susan Bond Landon (incorporated by reference to Alloy's Current Report on Form 8-K filed April 26, 2001).

10.1 Lease Agreement between Alloy Online, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of November 2, 1999 (incorporated by reference to Alloy's 2000 Annual Report on form 10-K dated May 1, 2000).

10.2 First Lease Modification Agreement between Alloy Online, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated December 18, 2000 (incorporated by reference to Alloy's 2001 Annual Report on form 10-K dated May 1, 2001).

10.3 Agreement of Lease between Irving Realty Co. and Daniel Weiss Associates, Inc., dated as of May 8, 1996 (incorporated by reference to Alloy's 2000 Annual Report on form 10-K dated May 1, 2000).

10.4 Sublease Agreement between United Parcel Service and Central Coast Surfboards dated May 15, 1996, as amended by the First Addendum to Sublease Agreement dated October 1, 1998 (incorporated by reference to Alloy's 2001 Annual Report on form 10-K dated May 1, 2001).

10.5 Lease Agreement dated January 27, 1992 between Arthur Segal Trust, c/o Patterson Realty and Central Coast Surfboards, as amended by the First Lease Amendment dated April 29, 1994, and as further amended by the Second Lease Amendment (undated), and as further amended by the Third Lease Amendment (undated) (incorporated by reference to Alloy's 2001 Annual Report on form 10-K dated May 1, 2001).

10.6 Termination of Fulfillment Services Agreement, Settlement Agreement and Release of Claims between Online Direct, Inc. and Alloy Online, Inc. dated as of April 14, 2000 (incorporated by reference to Alloy's 2000 Annual Report on Form 10-K dated May 1, 2000).

10.7 Services Agreement between Distribution Associates, Inc. and Alloy Online, Inc. dated as of March 31, 2000 (incorporated by reference to Alloy's 2000 Annual Report on Form 10-K dated May 1, 2000).

10.8 Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference into Alloy's Registration Statement on Form S-8 dated October 20, 2000 (Registration Number 333-74159)).

10.9 Employment Agreement dated April 19, 1999 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.10 Employment Agreement dated April 19, 1999 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference into Alloy's Registration

Statement on Form S-1 (Registration Number 333- 74159)).

10.11 Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.12 Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.13 Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.14 Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.15 Employment Letter dated February 22, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.16 Non-Qualified Stock Option Agreement dated as of August 2, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy's 2000 Annual Report on Form 10-K dated May 1, 2000).

10.17 Non-Qualified Stock Option Agreement dated as of November 4, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy's 2000 Annual Report on Form 10-K dated May 1, 2000.)

10.18 Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K dated May 1, 2001).

10.19 Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K dated May 1, 2001).

10.20 Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K dated May 1, 2001).

10.21 Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K dated May 1, 2001).

10.22 Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.23 1999 Employee Stock Purchase Plan (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.24 Warrant to Purchase Shares of Common Stock of Alloy Online, Inc. dated as of July 18, 2000 between Alloy Online, Inc. and SWI Holdings, LLC (incorporated by reference to Alloy's Current Report on Form 8- K dated August 2, 2000).

10.25 Investment Representation and Lockup Agreement dated as of July 18, 2000, by and between Alloy Online, Inc. and SWI Holdings, LLC (incorporated by reference to Alloy's Current Report on Form 8- K dated August 2, 2000).

10.26 Amendment to Loan and Security Agreement, dated as of July 18, 2000, by and among Phase Three, Inc., the financial institutions party thereto and the other parties named therein (incorporated by reference to Alloy's Current Report on Form 8-K dated August 2, 2000).

10.27 Office Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated July 31, 1993, including Storage Lease Amendment dated September 30, 1998, and Second Amendment to Lease dated September 30, 1998 between Prentiss Properties Acquisition Partners, L.P. and Cass Communications, Inc. (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.28 Sublease Agreement between Cass Communications, Inc. and Cass Recruitment Media, Inc., dated August 1, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.29 Storage Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated April 21, 1994 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.30 Consent to and Assignment of Lease and Storage Lease, as amended and supplemented by and between 1800 Sherman Associates and Cass Communications, Inc., between Prentiss Properties Acquisition Partners, L.P., dated as of July 31, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.31 Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.32 Lease between Empire State Building Company and Cass Communications, Inc., dated as of November 23, 1999 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.33 Lease Agreement by and between Bike Land, LLC and Dan's Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated December 17, 2001).

10.34 Lease Agreement by and between Bikeland, LLC and Dan's Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated December 17, 2001).

10.35 Second Lease Modification Agreement between Alloy, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of January 28, 2002.

10.36 Assignment and Assumption of Lease between Alloy, Inc. and Goldfarb & Abrandt dated as of February 1, 2002.

10.37 Sublease Agreement between Alloy Acquisition Sub, Inc. and MarketSource, Inc., dated as of November 26, 2001.

10.38 Sublease Agreement between Alloy Acquisition Sub, Inc. and MarketSource, Inc., dated as of November 26, 2001.

10.39 Fourth Lease Amendment between the Arthur Segal Trust and Phase Three, Inc., dated May 23, 2001.

10.40 First Amendment to Standard Office Lease, dated as of November 1, 2001, by and between Arden Realty Finance Partnership, L.P. and Alloy, Inc.

10.41 Services Agreement, dated February 9, 1999, between OneSoft Corporation and the Registrant (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

21.1    Subsidiaries of Alloy, Inc. as of January 31, 2002.

23.1    Consent of Arthur Andersen LLP.

99.1 Letter from Alloy, Inc. to the Commission, dated May 1, 2002, regarding Arthur Andersen LLP.

99.2 Investment Representation and Lockup Agreement, dated as of September 28, 2001, by and among Alloy, Inc., Daniel E. Duckworth and Dianna J. Duckworth (incorporated by reference to Alloy's Current Report on Form 8-K filed October 15, 2001).

99.3 Investment Representation and Lockup Agreement, dated as of November 26, 2001, by and between Alloy, Inc. and MarketSource Corporation (incorporated by reference to Alloy's Current Report on Form 8-K filed December 11, 2001).

99.4 Agreement, dated as of January 25, 2002 between Alloy, Inc. and Fletcher International, Ltd. (incorporated by reference to Alloy's Current Report on Form 8-K filed January 29, 2002)

99.5 Securities Purchase Agreement by and among Alloy Online, Inc, BayStar Capital, L.P., BayStar International, Ltd., Lambros, L.P., Crosslink Crossover Fund III, L.P., Offshore Crosslink Crossover Fund III Unit Trust, Bayview Partners, the Peter M. Graham Money Purchase Plan and Trust and Elyssa Kellerman, dated as of June 19, 2001 (incorporated by reference to Alloy's Current Report on Form 8-K filed June 20, 2001).

99.6 Registration Rights Agreement, dated as of June 19, 2001, by and among Alloy Online, Inc, BayStar Capital, L.P., BayStar International, Ltd., Lambros, L.P., Crosslink Crossover Fund III, L.P., Offshore Crosslink Crossover Fund III Unit Trust, Bayview Partners, the Peter M. Graham Money Purchase Plan and Trust and Elyssa Kellerman (incorporated by reference to Alloy's Current Report on Form 8-K filed June 20, 2001).

99.7 Investment Representation and Lockup Agreement, dated as of August 1, 2001, by and among Alloy Online, Inc. and Alan M. Weisman (incorporated by reference to Alloy's Current Report on Form 8-K filed August 14, 2001).

99.8 Investment Representation and Lockup Agreement, dated as of April 11, 2001 by and between Alloy and each of the Shareholders of Landon Media Group, Inc. (incorporated by reference to Alloy's Current Report on Form 8-K filed April 26, 2001).


 (B)  REPORTS ON FORM 8-K:

Current Report on Form 8-K, filed on November 6, 2001;

Current Report on Form 8-K, filed on November 13, 2001;

Current Report on Form 8-K/A, filed on December 11, 2001;

Current Report on Form 8-K, filed on December 11, 2001;

Current Report on Form 8-K/A, filed on January 25, 2002;

Current Report on Form 8-K, filed on January 29, 2002; and

Current Report on form 8-K, filed on January 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 1, 2002                     Alloy, Inc.

                                         By: /s/ Matthew C. Diamond
                                             ----------------------------------
                                                 Matthew C. Diamond
                                                 Chairman of the Board and Chief
                                                 Executive Officer

SIGNATURE                                   TITLE                                 DATE
/s/ Matthew C. Diamond                   Chief Executive Officer               May 1, 2002
-----------------------------            (Principal Executive Officer)
Matthew C. Diamond                       and Chairman

/s/ Samuel A. Gradess                    Chief Financial Officer               May 1, 2002
----------------------------             Chief (Principal Financial and
Samuel A. Gradess                        Accounting Officer) and
                                         Director


/s/ James K. Johnson, Jr.                Chief Operating Officer and           May 1, 2002
-----------------------------            Director
James K. Johnson, Jr.

/s/ Peter M. Graham                      Director                              May 1, 2002
-----------------------------
Peter M. Graham

/s/ David Yarnell                        Director                              May 1, 2002
-----------------------------
David Yarnell

/s/ Edward A. Monnier                    Director                              May 1, 2002
-----------------------------
Edward A. Monnier

                                    EXHIBIT INDEX

                               DESCRIPTION OF DOCUMENT


EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT

2.1 Asset Purchase Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy Acquisition Corporation and Celebrity Sightings, LLC (incorporated by reference to Alloy's Current Report on Form 8-K dated December 21, 1999).

2.2 Agreement and Plan of Reorganization dated as of January 21, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., 17th Street Acquisition Corp. and Leslie N. Morgenstein and Ann Brashares (incorporated by reference to Alloy 's Current Report on Form 8-K dated August, 2, 2000).

2.3 Agreement and Plan of Reorganization dated as of July 17, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., Kubic Marketing, Inc. and SWI Holdings LLC (incorporated by reference to Alloy's Current Report on Form 8-K dated August 2, 2000).

2.4 Agreement and Plan of Merger dated as of April 11, 2001, by and between Alloy Online, Inc., Landon Media Group, Inc., Carnegie Communications, Inc., and the Shareholders of Landon Media Group, Inc. (incorporated by reference to Alloy's Current Report on Form 8- K dated April 26, 2001).

2.5 Agreement and Plan of Reorganization, dated as of July 3, 2001, by and among Alloy Online, Inc., CASS Communications, Inc. and Alan M. Weisman (incorporated by reference to Exhibit 2.1 to Alloy's Current Report on Form 8-K filed July 10, 2001).

2.6 First Amendment to Agreement and Plan of Reorganization, dated as of August 1, 2001, by and among Alloy Online, Inc., CASS Communications, Inc. and Alan M. Weisman (incorporated by reference to Alloy's Current Report on Form 8-K filed August 14, 2001).

2.7 Agreement and Plan of Reorganization, dated as of September 28, 2001, by and among Alloy, Inc., Alloy Acquisition Sub, Inc., Dan's Competition, Inc., Daniel E. Duckworth and Dianna J. Duckworth (incorporated by reference to Alloy's Current Report on Form 8-K filed October 15, 2001).

2.8 Asset Purchase Agreement, dated as of November 26, 2001, by and between Alloy, Inc., Alloy Acquisition Sub, Inc. and MarketSource Corporation (incorporated by reference to Alloy's Current Report on Form 8-K filed December 11, 2001).

3.1 Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

3.2 Certificate of Amendment of Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference into Alloy 's Current Report on Form 8-K dated August 13, 2001).

3.3 Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference into Alloy's Current Report on Form 8-K dated March 13, 2002).

3.4 Restated Bylaws (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

4.1 Form of Common Stock Certificate (incorporated by reference to Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

4.2 Warrant, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy's Current Report on Form 8-K filed December 11, 2001).

4.3 Alloy, Inc. Warrant to Purchase Common Stock issued to Fletcher International Ltd., dated as of January 28, 2002. (incorporated by reference to Alloy's Current Report on Form 8-K/A filed February 1, 2002).

4.4 Form of Alloy Online, Inc. Warrant to Purchase Common Stock, dated as of June 19, 2001, issued to each of the Purchasers (incorporated by reference to Alloy's Current Report on Form 8-K filed June 20, 2001).

4.5 Demand Note, dated as of August 1, 2001, by and between Alloy Online, Inc. and Alan M. Weisman (incorporated by reference to Alloy's Current Report on Form 8-K filed August 14, 2001).

4.6 Demand Note, dated as of September 28, 2001, by and between Alloy, Inc. and Daniel E. Duckworth (incorporated by reference to Alloy's Current Report on Form 8-K filed October 15, 2001).

4.7 Demand Note, dated as of September 28, 2001, by and between Alloy, Inc. and Dianna J. Duckworth (incorporated by reference to Alloy's Current Report on Form 8-K filed October 15, 2001).

4.8 Warrant, dated as of April 11, 2001, to Purchase Shares of Common Stock, Par Value $.01 Per Share, between Alloy and Owen E. Landon, Jr. (incorporated by reference to Alloy's Current Report on Form 8-K filed April 26, 2001).

4.9 Warrants, each dated as of April 11, 2001, to Purchase Shares of Common Stock, Par Value $.01 Per Share, among Alloy and (i) Virginia B. Landon, (ii) The Owen E. Landon Revocable Trust dated 5/7/79, (iii) The Owen E. Landon Irrevocable Trust dated December 31, 1976 f/b/o Kimberly Marie Landon, (iv) The Owen E. Landon Irrevocable Trust dated December 31, 1976 f/b/o Karen Louise Landon, (v) The Owen E. Landon Irrevocable Trust dated December 31, 1976 f/b/o Owen E. Landon III, (vi) The Owen E. Landon Irrevocable Trust dated December 31, 1976 f/b/o Mark Bond Landon and (vii) The Owen E. Landon Irrevocable Trust dated December 31, 1976 f/b/o Susan Bond Landon (incorporated by reference to Alloy's Current Report on Form 8-K filed April 26, 2001).

10.1 Lease Agreement between Alloy Online, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of November 2, 1999 (incorporated by reference to Alloy's 2000 Annual Report on form 10-K dated May 1, 2000).

10.2 First Lease Modification Agreement between Alloy Online, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated December 18, 2000 (incorporated by reference to Alloy's 2001 Annual Report on form 10-K dated May 1, 2001).

10.3 Agreement of Lease between Irving Realty Co. and Daniel Weiss Associates, Inc., dated as of May 8, 1996 (incorporated by reference to Alloy's 2000 Annual Report on form 10-K dated May 1, 2000).

10.4 Sublease Agreement between United Parcel Service and Central Coast Surfboards dated May 15, 1996, as amended by the First Addendum to Sublease Agreement dated October 1, 1998 (incorporated by reference to Alloy's 2001 Annual Report on form 10-K dated May 1, 2001).

10.5 Lease Agreement dated January 27, 1992 between Arthur Segal Trust, c/o Patterson Realty and Central Coast Surfboards, as amended by the First Lease Amendment dated April 29, 1994, and as further amended by the Second Lease Amendment (undated), and as further amended by the Third Lease Amendment (undated) (incorporated by reference to Alloy's 2001 Annual Report on form 10-K dated May 1, 2001).

10.6 Termination of Fulfillment Services Agreement, Settlement Agreement and Release of Claims between Online Direct, Inc. and Alloy Online, Inc. dated as of April 14, 2000 (incorporated by reference to Alloy's 2000 Annual Report on Form 10-K dated May 1, 2000).

10.7 Services Agreement between Distribution Associates, Inc. and Alloy Online, Inc. dated as of March 31, 2000 (incorporated by reference to Alloy's 2000 Annual Report on Form 10-K dated May 1, 2000).

10.8 Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference into Alloy's Registration Statement on Form S-8 dated October 20, 2000 (Registration Number 333-74159)).

10.9 Employment Agreement dated April 19, 1999 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.10 Employment Agreement dated April 19, 1999 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333- 74159)).

10.11 Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.12 Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.13 Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.14 Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.15 Employment Letter dated February 22, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.16 Non-Qualified Stock Option Agreement dated as of August 2, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy's 2000 Annual Report on Form 10-K dated May 1, 2000).

10.17 Non-Qualified Stock Option Agreement dated as of November 4, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy's 2000 Annual Report on Form 10-K dated May 1, 2000.)

10.18 Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K dated May 1, 2001).

10.19 Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K dated May 1, 2001).

10.20 Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K dated May, 2001).

10.21 Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K dated May 1, 2001).

10.22 Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.23 1999 Employee Stock Purchase Plan (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.24 Warrant to Purchase Shares of Common Stock of Alloy Online, Inc. dated as of July 18, 2000 between Alloy Online, Inc. and SWI Holdings, LLC (incorporated by reference to Alloy's Current Report on Form 8- K dated August 2, 2000).

10.25 Investment Representation and Lockup Agreement dated as of July 18, 2000, by and between Alloy Online, Inc. and SWI Holdings, LLC (incorporated by reference to Alloy's Current Report on Form 8- K dated August 2, 2000).

10.26 Amendment to Loan and Security Agreement, dated as of July 18, 2000, by and among Phase Three, Inc., the financial institutions party thereto and the other parties named therein (incorporated by reference to Alloy's Current Report on Form 8-K dated August 2, 2000).

10.27 Office Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated July 31, 1993, including Storage Lease Amendment dated September 30, 1998, and Second Amendment to Lease dated September 30, 1998 between Prentiss Properties Acquisition Partners, L.P. and Cass Communications, Inc. (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.28 Sublease Agreement between Cass Communications, Inc. and Cass Recruitment Media, Inc., dated August 1, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.29 Storage Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated April 21, 1994 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.30 Consent to and Assignment of Lease and Storage Lease, as amended and supplemented by and between 1800 Sherman Associates and Cass Communications, Inc., between Prentiss Properties Acquisition Partners, L.P., dated as of July 31, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.31 Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.32 Lease between Empire State Building Company and Cass Communications, Inc., dated as of November 23, 1999 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.33 Lease Agreement by and between Bike Land, LLC and Dan's Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated December 17, 2001).

10.34 Lease Agreement by and between Bikeland, LLC and Dan's Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated December 17, 2001).

10.35 Second Lease Modification Agreement between Alloy, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of January 28, 2002.

10.36 Assignment and Assumption of Lease between Alloy, Inc. and Goldfarb & Abrandt dated as of February 1, 2002.

10.37 Sublease Agreement between Alloy Acquisition Sub, Inc. and MarketSource, Inc., dated as of November 26, 2001.

10.38 Sublease Agreement between Alloy Acquisition Sub, Inc. and MarketSource, Inc., dated as of November 26, 2001.

10.39 Fourth Lease Amendment between the Arthur Segal Trust and Phase Three, Inc., dated May 23, 2001.

10.40 First Amendment to Standard Office Lease, dated as of November 1, 2001, by and between Arden Realty Finance Partnership, L.P. and Alloy, Inc.

10.41 Services Agreement, dated February 9, 1999, between OneSoft Corporation and the Registrant (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

21.1    Subsidiaries of Alloy, Inc. as of January 31, 2002.

23.1    Consent of Arthur Andersen LLP.

99.1 Letter from Alloy, Inc. to the Commission, dated May 1, 2002, regarding Arthur Andersen LLP.

99.2 Investment Representation and Lockup Agreement, dated as of September 28, 2001, by and among Alloy, Inc., Daniel E. Duckworth and Dianna J. Duckworth (incorporated by reference to Alloy's Current Report on Form 8-K filed October 15, 2001).

99.3 Investment Representation and Lockup Agreement, dated as of November 26, 2001, by and between Alloy, Inc. and MarketSource Corporation (incorporated by reference to Alloy's Current Report on Form 8-K filed December 11, 2001).

99.4 Agreement, dated as of January 25, 2002 between Alloy, Inc. and Fletcher International, Ltd. (incorporated by reference to Alloy's Current Report on Form 8-K filed January 29, 2002)

99.5 Securities Purchase Agreement by and among Alloy Online, Inc, BayStar Capital, L.P., BayStar International, Ltd., Lambros, L.P., Crosslink Crossover Fund III, L.P., Offshore Crosslink Crossover Fund III Unit Trust, Bayview Partners, the Peter M. Graham Money Purchase Plan and Trust and Elyssa Kellerman, dated as of June 19, 2001 (incorporated by reference to Alloy's Current Report on Form 8-K filed June 20, 2001).

99.6 Registration Rights Agreement, dated as of June 19, 2001, by and among Alloy Online, Inc, BayStar Capital, L.P., BayStar International, Ltd., Lambros, L.P., Crosslink Crossover Fund III, L.P., Offshore Crosslink Crossover Fund III Unit Trust, Bayview Partners, the Peter M. Graham Money Purchase Plan and Trust and Elyssa Kellerman (incorporated by reference to Alloy's Current Report on Form 8-K filed June 20, 2001).

99.7 Investment Representation and Lockup Agreement, dated as of August 1, 2001, by and among Alloy Online, Inc. and Alan M. Weisman (incorporated by reference to Alloy's Current Report on Form 8-K filed August 14, 2001).

99.8 Investment Representation and Lockup Agreement, dated as of April 11, 2001 by and between Alloy and each of the Shareholders of Landon Media Group, Inc. (incorporated by reference to Alloy's Current Report on Form 8-K filed April 26, 2001).

(B)  REPORTS ON FORM 8-K:

Current Report on Form 8-K, filed on November 6, 2001;

Current Report on Form 8-K, filed on November 13, 2001;

Current Report on Form 8-K/A, filed on December 11, 200;

Current Report on Form 8-K, filed on December 11, 2001;

Current Report on Form 8-K/A, filed on January 25, 2002;

Current Report on Form 8-K, filed on January 29, 2002; and

Current Report on form 8-K, filed on January 29, 2002.