Form 10-Q
period 2002-04-30
ALLOY  INC
filed 2002-06-14
CIK 1080359

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from______ to ______

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

Former name, former address and fiscal year, if changed since last report: None.


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

As of June 7, 2002, the registrant had 39,073,896 shares of common stock, $.01 par value per share, outstanding.

                                   ALLOY, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                             NO.
                                                                            ----

Item 1.   Financial Statements

Consolidated Condensed Balance Sheets, April 30, 2002 (unaudited)
and January 31, 2002 (audited)...........................................     3

Consolidated Condensed Statements of Operations, Three Months Ended
April 30, 2002 (unaudited) and April 30, 2001 (unaudited)................     4

Consolidated Condensed Statements of Comprehensive Income (Loss),
Three Months Ended April 30, 2002 (unaudited) and April 30, 2001
(unaudited)..............................................................     5

Consolidated Condensed Statements of Cash Flows, Three Months Ended
April 30, 2002 (unaudited) and April 30, 2001 (unaudited)................     6

Consolidated Condensed Statement of Changes in Stockholders' Equity,
Three Months Ended April 30, 2002 (unaudited)............................     7

Notes to Consolidated Condensed Financial Statements (unaudited).........     8

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................    11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.............................................    18

Item 2.    Changes in Securities and Use of Proceeds.....................    18

Item 3     Defaults Upon Senior Securities...............................    18

Item 4.    Submission of Matters to a Vote of Security Holders...........    18

Item 5     Other Information.............................................    19

Item 6.    Exhibits and Reports on Form 8-K..............................    19

SIGNATURES...............................................................    20

EXHIBIT INDEX............................................................    21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   ALLOY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    January 31,      April 30,
                                                                                       2002             2002
                                                                                    -----------     -----------
                                                                                     (audited)      (unaudited)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $ 61,618       $ 75,483
Available-for-sale marketable securities                                                15,049         45,639
Accounts receivable, net                                                                13,662         12,339
Inventories, net                                                                        16,400         17,355
Prepaid catalog costs                                                                    1,786          1,316
Other current assets                                                                     1,984          3,094
                                                                                      --------       --------

TOTAL CURRENT ASSETS                                                                   110,499        155,226

Property and equipment, net                                                              8,554          9,768
Goodwill, net                                                                          178,474        186,434
Intangible and other assets, net                                                        12,680         18,160
                                                                                      --------       --------

TOTAL ASSETS                                                                          $310,207       $369,588
                                                                                      ========       ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $ 11,199       $ 11,994
Deferred revenues                                                                       15,481         14,406
Accrued expenses and other current liabilities                                          18,389         16,087
                                                                                      --------       --------

TOTAL CURRENT LIABILITIES                                                               45,069         42,487

Long-term liabilities                                                                      358            281

Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable
   on June 19, 2005; 1,765 and 1,715 shares issued and outstanding, respectively        15,046         15,091

STOCKHOLDERS' EQUITY:
Preferred Stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares designated as Series A Redeemable Convertible Preferred Stock and
     3,000 shares designated as Series B Redeemable Convertible Preferred Stock
     authorized; 1,765 and 1,715 shares issued and outstanding as Series B
     Redeemable Convertible Preferred Stock (above), respectively                           --             --

Common Stock; $.01 par value; 200,000,000 shares authorized; 34,916,877
     and 39,034,850 shares issued and outstanding, respectively                            349            390
Additional paid-in capital                                                             324,719        383,656
Accumulated deficit                                                                    (75,250)       (72,180)
Deferred compensation                                                                      (31)           (25)
Accumulated other comprehensive loss                                                       (53)          (112)
                                                                                      --------       --------

TOTAL STOCKHOLDERS' EQUITY                                                             249,734        311,729
                                                                                      --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $310,207       $369,588
                                                                                      ========       ========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                  For the three months
                                                                      ended April 30,
                                                                2001               2002
                                                            ------------       ------------

NET MERCHANDISE REVENUES                                    $     23,733       $     31,067

SPONSORSHIP AND OTHER REVENUES                                     4,508             19,366
                                                            ------------       ------------

TOTAL REVENUES                                                    28,241             50,433

COST OF GOODS SOLD                                                12,363             21,560
                                                            ------------       ------------

GROSS PROFIT                                                      15,878             28,873
                                                            ------------       ------------

OPERATING EXPENSES:
Selling and marketing                                             17,483             21,425
General and administrative                                         2,949              4,131
Amortization of goodwill and other intangible assets               3,741                535
                                                            ------------       ------------

TOTAL OPERATING EXPENSES                                          24,173             26,091
                                                            ------------       ------------

(LOSS) INCOME FROM OPERATIONS                                     (8,295)             2,782

INTEREST INCOME, NET                                                 203                535

REALIZED GAIN ON MARKETABLE SECURITIES AND INVESTMENTS               658                 --
                                                            ------------       ------------

(LOSS) INCOME BEFORE INCOME TAXES                                 (7,434)             3,317

PROVISION FOR INCOME TAXES                                            --                247
                                                            ------------       ------------

NET (LOSS) INCOME                                           $     (7,434)      $      3,070
                                                            ============       ============

NON-CASH CHARGE ATTRIBUTABLE TO BENEFICIAL CONVERSION
FEATURE OF PREFERRED STOCK ISSUED                                  2,769                 --

PREFERRED STOCK DIVIDEND AND ACCRETION                               125                558
                                                            ------------       ------------

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS       $    (10,328)      $      2,512
                                                            ============       ============

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK (Note 3):

Basic (loss) earnings attributable to common
  stockholders per share                                    $      (0.49)      $       0.07
                                                            ============       ============

Fully diluted (loss) earnings attributable to common
  stockholders per share                                    $      (0.49)      $       0.06
                                                            ============       ============

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING              21,044,563         36,818,936
                                                            ============       ============

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING            21,044,563         40,826,910
                                                            ============       ============


The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                   For the three months
                                                                      ended April 30,
                                                                     2001         2002
                                                                   -------       -------
Net (loss) income                                                  $(7,434)      $3,070
Other comprehensive (loss) income, net of tax:
Net unrealized income (loss) on available-for-sale securities           14          (58)
                                                                   -------       ------

Comprehensive (loss) income                                        $(7,420)      $3,012
                                                                   =======       ======

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                     For the three months
                                                                        ended April 30,
                                                                       2001        2002
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                    $(7,434)     $ 3,070
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
Depreciation and amortization                                          4,228        1,499
Compensation charge for issuance of stock options                         76            8
Realized gain on sales of marketable securities, net                    (658)          --
Changes in operating assets and liabilities - net of effect of business acquisitions - (increase) decrease in:
   Accounts receivable, net                                              494        1,346
   Inventories, net                                                      834          193
   Prepaid catalog costs                                                 981          922
   Other current assets                                                   26       (1,003)
   Other assets                                                          112           44
   Decrease in:
     Accounts payable and accrued expenses                            (4,648)      (2,493)
                                                                     -------      -------

Net cash (used in) provided by operating activities                   (5,989)       3,586
                                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                         --      (41,839)
Proceeds from the sales of marketable securities                      15,856       11,191
Capital expenditures                                                  (1,075)      (1,633)
Cash paid in connection with acquisition of businesses,
  net of cash acquired                                                (5,401)      (9,319)
Purchase of mailing list, domain names and marketing rights               --       (3,500)
                                                                     -------      -------

Net cash provided by (used in) investing activities                    9,380      (45,100)
                                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                    16       54,976
Net proceeds from sale of Series A Convertible Preferred Stock         9,970           --
Exercise of stock options and warrants                                    88          492
Payments of capitalized lease obligation                                 (52)         (89)
                                                                     -------      -------

Net cash provided by financing activities                             10,022       55,379
                                                                     -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             13,413       13,865

CASH AND CASH EQUIVALENTS, beginning of period                         9,338       61,618
                                                                     -------      -------

CASH AND CASH EQUIVALENTS, end of period                             $22,751      $75,483
                                                                     =======      =======

Supplemental disclosure of non-cash investing and financing activity:

   Issuance of common stock and warrants in connection
     with acquisitions                                               $10,978      $ 1,923
   Conversion of Series B Convertible Preferred Stock
     into common stock                                                    --      $   513

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (unaudited)

                                                            For the Three Months Ended April 30, 2002
                                                                                                       Accumulated
                                         Common Stock         Additional                                  Other
                                    -----------------------    Paid-in     Accumulated     Deferred    Comprehensive
                                      Shares       Amount      Capital        Deficit    Compensation  Income (Loss)    Total
                                    ----------   ----------   ----------   -----------   ------------  -------------  ----------

Balance, February 1, 2002           34,916,877      $349       $324,719      $(75,250)       $(31)        $ (53)       $249,734

Issuance of common stock
and warrants for acquisition
of business                             20,000        --          1,923            --          --            --           1,923

Amortization of deferred
compensation                                --        --             --            --           6            --               6

Issuance of common stock
in connection with public
offering, net of issuance costs      4,000,000        40         56,607            --          --            --          56,647

Issuance of common stock
for conversion of Series B
Convertible Preferred Stock             43,913        --            513            --          --            --             513

Issuance of common stock pursuant
to the exercise of options and
warrants and the employee stock
purchase plan                           54,060         1            452            --          --            --             453

Net income                                  --        --             --         3,070          --            --           3,070

Accretion of discount and
dividends on Series B
Convertible Preferred Stock                 --        --           (558)           --          --            --            (558)

Comprehensive loss, net                     --        --             --            --          --           (59)            (59)
                                    ----------      ----       --------      --------        ----         -----        --------
Balance, April 30, 2002             39,034,850      $390       $383,656      $(72,180)       $(25)        $(112)       $311,729
                                    ==========      ====       ========      ========        ====         =====        ========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Alloy, Inc. ("Alloy"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income/losses and cash flows at April 30, 2002 and for all periods presented have been made. The results of operations for the periods ended April 30, 2002 and 2001 are not necessarily indicative of the operating results for a full fiscal year.

     Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements and accompanying notes (the "Notes") be read in conjunction with the financial statements and accompanying notes related to Alloy's fiscal year ended January 31, 2002 included in Alloy's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 filed with the Securities and Exchange Commission ("SEC") on May 1, 2002.

2. BUSINESS

     Alloy was incorporated in the State of Delaware on January 22, 1996. Alloy is a media, direct marketing and marketing services company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages 10 through 24. Generation Y is the fastest growing demographic group in the United States and is expected to grow 14.7% faster than the overall U.S. population from 2001 to 2005, according to U.S. census data. Our business integrates direct mail catalogs, print media, websites, on-campus marketing programs, and promotional events and features a portfolio of brands that are well-known among Generation Y consumers and advertisers. Alloy reaches a significant portion of the Generation Y consumers through its various media assets, direct marketing activities and marketing service programs, and as a result, Alloy is able to offer advertisers targeted access to the youth market and sell third-party branded products in key Generation Y spending categories, including apparel, action sports equipment and accessories directly to the youth market.

3. NET (LOSS) EARNINGS PER SHARE

     The following table sets forth the computation of net (loss) earnings per share. Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share" in the calculations below. Amounts in thousands, except share and per share data:

                                                                                     Three Months
                                                                                    Ended April 30,
                                                                                2001               2002
                                                                             ------------      ------------
                                                                                      (unaudited)

Numerator:
Net (loss) income                                                            $     (7,434)     $      3,070
Charge for beneficial conversion feature of preferred stock issued                  2,769                --
Dividend and accretion on preferred stock                                             125               558
                                                                             ------------      ------------

Net (loss) income attributable to common stockholders                        $    (10,328)     $      2,512
                                                                             ============      ============

Denominator:
Weighted average basic common shares outstanding                               21,044,563        36,818,936
                                                                             ============      ============

Weighted average diluted common shares outstanding                             21,044,563        40,826,910
                                                                             ============      ============

Basic (loss) earnings attributable to common stockholders per share          $      (0.49)     $       0.07
                                                                             ============      ============

Fully diluted (loss) earnings attributable to common stockholders per share  $      (0.49)     $       0.06
                                                                             ============      ============

     The calculation of fully diluted loss per share for the three months ended April 30, 2001 excludes the securities listed below because to include the listed securities in the calculation would be antidilutive:

                                                       Three Months Ended
                                                         April 30, 2001
                                                       ------------------
                                                          (Unaudited)

     Options to purchase common stock                       467,559
     Warrants to purchase common stock                       80,628
     Conversion of Series A and Series B Convertible
       Preferred Stock                                      877,193
     Contingently issuable common shares pursuant to
       acquisitions                                         816,951
                                                          ---------
                                                          2,242,331
                                                          =========

4. ACQUISITIONS

     Set forth below is summarized unaudited pro forma information reflecting the impact of acquisitions on Alloy's results of operations for the three month period ended April 30, 2001 and actual information reflecting the impact for the three month period ended April 30, 2002. The following unaudited pro forma information presents a summary of Alloy's consolidated results of operations as if the acquisitions occurring from February 1, 2001 through January 31, 2002 had taken place as of February 1, 2001 (amounts in thousands, except per share data):

                                                                    Three Months Ended
                                                              April 30, 2001   April 30, 2002
                                                              --------------   --------------
                                                                (Pro Forma)        (Actual)
                                                                         (Unaudited)

     Revenues                                                     $41,196           $50,433
     Net (loss) income                                             (5,880)            3,070
     Net (loss) income attributable to common stockholders         (8,774)            2,512

     Net (loss) income per basic share                            $ (0.27)          $   .08
     Net (loss) income per fully diluted share                    $ (0.27)          $   .08
     Net (loss) income attributable to common stockholders
       per basic share                                            $ (0.40)          $   .07
     Net (loss) income attributable to common stockholders
       per fully diluted share                                    $ (0.40)          $   .06

5.  DERIVATIVE FINANCIAL INSTRUMENTS

     As of April 30, 2002, Alloy does not have any freestanding derivative instruments, or instruments with embedded derivative features.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective July 1, 2001, Alloy adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No 142, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment annually. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Based on the results of Alloy's impairment testing, there was no impairment of goodwill or other intangibles with indefinite lives as of January 31, 2002.

7.  SEGMENT REPORTING

     Alloy has two operating segments: direct marketing and content. Reportable data for Alloy's operating segments were as follows for the three months ended April 30, 2002 and April 30, 2001 (in thousands):

                                                                                 (Unaudited)
                                                               Direct
                                                              Marketing      Content      All Other   Consolidated
                                                              ---------     ---------     ---------   ------------
Results for the three months ended April 30, 2002:
Revenue from external customers                               $ 49,567        $  866       $     --      $ 50,433
Operating income before amortization of goodwill and
other intangible assets                                          3,287            30             --         3,317
Amortization of goodwill and other intangible assets              (535)           --             --          (535)
Interest income, net                                                --            --            535           535
Income before taxes                                              2,752            30            535         3,317
Provision for income taxes                                        (236)          (11)            --          (247)
Net income                                                       2,516            19            535         3,070
Total assets                                                  $242,425        $6,041       $121,122      $369,588

Results for the three months ended April 30, 2001:

Revenue from external customers                               $ 27,485        $  756       $     --      $ 28,241
Operating loss before amortization of goodwill and other
intangible assets                                               (4,465)          (89)            --        (4,554)
Amortization of goodwill and other intangible assets            (3,284)         (457)            --        (3,741)
Interest income, net                                                --            --            203           203
Realized gain on marketable securities and investments              --            --            658           658
(Loss) income before taxes                                      (7,749)         (546)           861        (7,434)
Net (loss) income                                               (7,749)         (546)           861        (7,434)
Total assets                                                  $ 92,876        $7,500       $ 22,776      $123,152

8. SUBSEQUENT EVENTS

     On May 8, 2002, Alloy completed the acquisition of the assets of the Events and Promotions business of Student Advantage, Inc. in exchange for $6.5 million and future performance-based consideration.

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

OVERVIEW

We are a media, direct marketing and marketing services company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Our business integrates direct mail catalogs, print media, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. We reach a significant portion of Generation Y consumers through our various media assets, direct marketing activities and marketing services programs, and, as a result, we are able to offer advertisers targeted access to the youth market and sell third-party branded products in key Generation Y spending categories, including apparel, action sports equipment and accessories directly to the youth market. Additionally, our assets have enabled us to build a comprehensive database that includes detailed information about more than 10 million Generation Y consumers. We believe we are the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing us with a deep understanding of the youth market.

We were incorporated in January 1996, launched our Alloy website in August 1996 and began generating meaningful revenues in August 1997 following the distribution of our first Alloy catalog. Since then, we have grown both organically and through the completion of strategic acquisitions. We generate revenue from two principal sources: by selling merchandise and through sponsorship and advertising programs.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

                                                       Three Months Ended April 30,
                                                           2001             2002
                                                       ------------       ---------
Net merchandise revenues                                    84.0%           61.6%
Sponsorship and other revenues                              16.0            38.4
                                                           -----           -----

Total revenues                                             100.0           100.0
Cost of goods sold                                          43.8            42.7
                                                           -----           -----

Gross profit                                                56.2            57.3
Operating expenses:
Selling and marketing                                       61.9            42.5
General and administrative                                  10.4             8.2
Amortization of goodwill and other intangible assets        13.3             1.1
                                                           -----           -----

Total operating expenses                                    85.6            51.8

(Loss) income from operations                              (29.4)            5.5
Interest income, net                                         0.7             1.1
Realized gain in marketable securities and investments       2.4
Provision for income taxes                                  --              (0.5)
                                                           -----           -----

Net (loss) income                                          (26.3)%           6.1%
                                                           =====           =====

THREE MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2002

Revenues

Merchandise Revenues. Net merchandise revenues increased from $23.7 million in the three months ended April 30, 2001 to $31.1 million in the three months ended April 30, 2002, a 31% increase. The increase in merchandise revenues for the first quarter of the fiscal year ending January 31, 2003 ("fiscal 2002") versus the first quarter of the fiscal year ended January 31, 2002 ("fiscal 2001") was due primarily to the increased revenue resulting from the larger size of our name database to which we marketed our merchandise offerings, our broadened merchandise assortment, and the revenue contribution from Dan's Competition, Inc. ("Dan's Comp"), which we acquired on September 28, 2001.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $19.4 million in the first quarter of fiscal 2002 from $4.5 million in the first quarter of fiscal 2001, an increase of 330% due to the selling efforts by our in-house advertising sales force which expanded relationships with existing advertising clients and established new relationships in the first quarter of fiscal 2002, along with the revenue contributions generated by recently acquired businesses, principally, the 360 Youth division of MarketSource Corporation acquired in November 2001 and CASS Communications acquired in August 2001.

Cost of Goods Sold

Cost of goods sold consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide, the marketing publications we develop and the magazines we produce. Our cost of goods sold increased from $12.4 million in the three months ended April 30, 2001 to $21.6 million in the three months ended April 30, 2002, a 74% increase. The increase in cost of goods sold in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 was due primarily to the increase in volume of merchandise sales to our growing customer base and the costs of our enlarged location-based marketing services activities.

Our gross profit as a percentage of total revenues increased from 56.2% in the three months ended April 30, 2001 to 57.3% in the three months ended April 30, 2002 due primarily to higher gross margin sponsorship and other revenues comprising a larger portion of our total revenue base in the three months ended April 30, 2002 as compared to the three months ended April 30, 2001.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of Alloy, CCS and Dan's Comp catalog production and mailing costs; Alloy, CCS and Dan's Comp call centers and fulfillment operations expenses; freight costs to deliver goods to our merchandise customers; salaries of our sales and marketing personnel; marketing costs; and expenses related to the maintenance and marketing of our websites. These expenses increased 23% from $17.5 million in the three months ended April 30, 2001 to $21.4 million in the three months ended April 30, 2002 due to the increased costs incurred in marketing, selling and shipping to our expanded name database; the hiring of additional sales and marketing personnel; and increased spending on website maintenance. As a percentage of total revenues, our selling and marketing expenses decreased from 61.9% in the first quarter of fiscal 2001 to 42.5% in the first quarter of fiscal 2002 primarily due to our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity and reduced general advertising and marketing activity. Shipping and handling costs, which we include in selling and marketing expenses, were $2.7 million and $2.3 million for the three months ended April 30, 2002 and April 30, 2001, respectively.

In future periods we expect selling and marketing expenses in both our direct marketing and content business segments to continue to increase in amount but continue to decrease as a percentage of total revenues. We believe that these increases in amount will be principally related to expanded marketing to our growing name database and the costs associated with fulfilling and shipping an anticipated increased number of merchandise orders resulting therefrom. In addition, we expect to continue hiring additional sales and marketing personnel in an effort to increase advertising and sponsorship sales to more companies that seek to reach the Generation Y community.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 40% from $2.9 million in the three months ended April 30, 2001 to $4.1 million in the three months ended April 30, 2002. As a percentage of total revenues, our general and administrative expenses decreased from 10.4% in the first quarter of fiscal 2001 to 8.2% in the first quarter of fiscal 2002 as our fixed costs were sufficient to fund services for an expanded revenue base. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses associated with growing a public company, such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses in both our operating segments to grow as we hire additional personnel, and we expect to incur additional general and administrative expenses related to the growth of our business and our operations as a public company.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was approximately $535,000 in the three months ended April 30, 2002 as compared to $3.7 million in the three months ended April 30, 2001. As further discussed in Recent Accounting Pronouncements below, the Financial Accounting Standards Board ("FASB") adopted statements in July 2001 regarding business combinations and intangible assets. The statements eliminated goodwill amortization for acquisitions completed after June 2001 and eliminate amortization of all goodwill and require an annual impairment review of goodwill based on fair value commencing in our fiscal 2002. As a result of adopting these statements, our amortization expense decreased significantly in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. We expect our amortization expense to increase if we acquire additional businesses.

(Loss) Income from Operations

Our income from operations was $2.8 million in first quarter of fiscal 2002 compared to an $8.3 million loss from operations in the first quarter of fiscal 2001. The transition from operating loss to operating income reflects greater efficiency in selling merchandise to our name database and economies of scale in selling larger advertising and marketing services packages across a wider range of clients, together with the elimination of goodwill amortization in the first quarter of fiscal 2002.

Interest Income, Net

Interest income, net of expense, includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. In the three months ended April 30, 2002, we generated net interest income of $535,000 versus $203,000 in the three months ended April 30, 2001 due to the investment of proceeds raised in our public equity offering in February 2002, as well as our private placement of common equity in January 2002.

Income Tax Expense

In the three months ended April 30, 2002, we were subject to income tax expense of $247,000 due to operating income generated at the state level. No federal income tax was due as we utilized net operating loss carry forwards. No tax was due in the three months ended April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we have generated negative cash flow from operations prior to fiscal 2001. At April 30, 2002, we had approximately $121.1 million of cash, cash equivalents and short-term investments. Our principal commitments at April 30, 2002 consisted of accounts payable, accrued expenses and obligations under operating and capital leases. In February 2002, we raised approximately $55.0 million, net of expenses and underwriters' discounts, in an underwritten public offering of 4,000,000 shares of our common stock.

Net cash provided by operating activities was $3.6 million in the first quarter of fiscal 2002 as a result of more efficient database marketing, greater media sales force productivity and general expense control, offset in part by a reduction in accounts payable and accrued liabilities. Net cash used in operating activities was $6.0 million in the three months ended April 30, 2001 to fund our operating loss and the reduction in accounts payable and accrued liabilities.

Cash used in investing activities was $45.1 million in the first quarter of fiscal 2002 due to the application of $30.6 million of cash to acquire marketable securities, $9.3 million to acquire businesses, $1.6 million for capital expenditures and $3.5 million to acquire databases and marketing rights. Cash provided by investing activities of $9.4 million in the first quarter of fiscal 2001 resulted from $15.9 million provided by net sales and maturities of marketable securities, offset in part by $5.4 million used in connection with business acquisitions and $1.1 million used for capital expenditures.

Net cash provided by financing activities was $55.4 million in the three months ended April 30, 2002 due primarily to the gross proceeds from our equity offering. In the three months ended April 30, 2001, net cash provided by financing activities of $10.0 million resulted primarily from our issuance of Series A Convertible Preferred Stock.

Our liquidity position as of April 30, 2002 consisted of $121.1 million of cash, cash equivalents and short term investments. We expect our liquidity position will meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions, for at least the next 24 months. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risks discussed below under "Risks That May Affect Future Results."

Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

                          RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

Since our inception in January 1996, we have incurred significant net losses. We have never reported positive net income for a full fiscal year, and we may never do so. As of April 30, 2002, we had an accumulated deficit of approximately $72.2 million. Although we expect to generate positive net income in fiscal 2002, there is no assurance that we will do so.

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

OUR INABILITY TO ACQUIRE SUITABLE BUSINESSES OR TO MANAGE THEIR INTEGRATION COULD HARM OUR BUSINESS.

We expect to expand our reach by acquiring complementary businesses, products and services. We compete with other media and related businesses for these opportunities. Therefore, even if we identify targets we consider desirable, we may not be able to complete those acquisitions on terms we consider attractive or at all. We could have difficulty in assimilating personnel and operations of the businesses we have acquired and may have similar problems with future acquisitions. These difficulties could disrupt our business, distract our management and employees and increase our expenses. Furthermore, we may issue additional equity securities, potentially on terms which could be dilutive to our existing stockholders.

WE RELY ON THIRD PARTIES FOR SOME ESSENTIAL BUSINESS OPERATIONS, AND DISRUPTIONS OR FAILURES IN SERVICE MAY ADVERSELY AFFECT OUR ABILITY TO DELIVER GOODS AND SERVICES TO OUR CUSTOMERS.

We depend on third parties for important aspects of our business, including our significant call center and fulfillment operations. We have limited control over these third parties, and we are not their only client. To the extent some of our inventory is held by these third parties, we also may face losses as a result of inadequate security at these third-party facilities. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our business effectively.

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

                        RISKS RELATED TO OUR COMMON STOCK

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of April 30, 2002, our exposure to market risk is principally confined to our cash equivalents and marketable securities, all of which have maturities of less than 24 months. We maintain a non-trading portfolio of investment-grade, liquid debt securities that limits the amount of credit exposure to any one issue or issuer.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Not applicable.

(b)  Not applicable.

(c)  Sales of Unregistered Securities.

On March 20, 2002, we completed a merger to acquire GFLA, Inc. ("GFLA"), a California corporation, with a principal place of business in Valencia, California. In connection with the merger, we issued 20,000 shares of unregistered common stock valued at $14.11 per share, for an aggregate value of $282,200, and warrants, valued at $690,925 to purchase up to 100,000 shares of unregistered common stock issued to the former shareholders of GFLA (the "Shareholders"). In valuing the warrants, we assume dividend yield of 0%, volatility of 75%, risk-free interest rate of 4.7%, and an expected life of one year. Each warrant entitles its holder to purchase one share of common stock until May 18, 2003 with respect to 50% of the warrants, and until May 18, 2004 with respect to the remaining 50% of the warrants, at an exercise price of $13.65 per share. GFLA is a retailer and manufacturer of clothing and accessories targeting the girls segment of the Generation Y market.

The securities issued in the foregoing transaction were offered and sold in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided in Section 4(2) of the Securities Act, and the regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

(d)  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 4, 2002, we held a special meeting of the stockholders to vote on a proposal to amend its Restated Certificate of Incorporation to increase the aggregate number of shares of common stock authorized to be issued by from 50,000,000 shares to 200,000,000 shares. Of the 27,101,975 stockholders entitled to vote at the special meeting, 19,211,039 shares, being more than a majority of the stock entitled to vote, were voted in favor of the proposal, 7,789,831 shares were voted against, and 101,105 shares abstained from voting.

ITEM 5. OTHER INFORMATION.

In order to be more cost-efficient, we have transferred our CCS call center and warehouse operations to New Roads, Inc., a specialized third-party fulfillment services company. New Roads has been providing our call center and fulfillment operations for our Alloy merchandise business since 2000. NewRoads assumed the CCS call center activities at the same San Luis Obispo, California location as our prior self-run facility, and the CCS warehouse functions have been transferred to NewRoads facilities located in Portland, Tennessee.

As previously reported on our Current Report on Form 8-K, on May 30, 2002, we determined to dismiss Arthur Andersen LLP ("Arthur Andersen") as our independent auditors, subsequent to their review of our quarterly financial information related to our first fiscal quarter, and engage KPMG LLP ("KPMG") to serve as our independent auditors, as of May 31, 2002, for our fiscal year ended January 31, 2003. This determination was approved by our Board of Directors, based on the recommendation of our Audit Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
  No.             Title
--------          -----

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

10.1 Modification to Lease dated November 2, 1996, as modified by that certain Second Lease Modification Agreement dated as of January 28, 2002, by and between Alloy, Inc. and Abner Properties Company, dated April 16, 2002.

10.2 Master Services Agreement, dated as of February 1, 2002, by and between New Roads, Inc. and Alloy, Inc.

(b)  Reports on Form 8-K.

On February 1, 2002, we filed a Current Report on Form 8-K/A, to file the definitive Warrant issued in a private placement to Fletcher International, Ltd.

On March 13, 2002, we filed a Current Report on Form 8-K, reporting the amendment of our Restated Certificate of Incorporation to increase the number of shares we are authorized to issue.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALLOY, INC.

Date: June 14, 2002                          By: /s/ Samuel A. Gradess
      -------------                             -------------------------------
                                                Samuel A. Gradess,
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)

                                  EXHIBIT INDEX

Exhibit
  No.             Title
-------           -----

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

10.1 Modification to Lease dated November 2, 1996, as modified by that certain Second Lease Modification Agreement dated as of January 28, 2002, by and between Alloy, Inc. and Abner Properties Company, dated April 16, 2002.

10.2 Master Services Agreement, dated as of February 1, 2002, by and between New Roads, Inc. and Alloy, Inc.