Form 10-Q
period 2002-07-31
ALLOY  INC
filed 2002-09-16
CIK 1080359

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

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

As of September 6, 2002, the registrant had 39,290,354 shares of common stock, $.01 par value per share, outstanding.

                                   ALLOY, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                             NO.

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets, July 31, 2002 (unaudited)
and January 31, 2002 (audited) ......................................      3

Consolidated Condensed Statements of Operations, Three Months Ended
July 31, 2002 (unaudited) and July 31, 2001 (unaudited) .............      4

Consolidated Condensed Statements of Comprehensive (Loss) Income,
Three Months Ended July 31, 2002 (unaudited) and July 31, 2001
(unaudited) .........................................................      6

Consolidated Condensed Statements of Operations, Six Months Ended
July 31, 2002 (unaudited) and July 31, 2001 (unaudited)..............      7

Consolidated Condensed Statements of Comprehensive (Loss) Income,
Six Months Ended July 31, 2002 (unaudited) and July 31, 2001
(unaudited) .........................................................      9

Consolidated Condensed Statements of Cash Flows, Six Months Ended
July 31, 2002 (unaudited) and July 31, 2001 (unaudited) .............     10

Consolidated Condensed Statement of Changes in Stockholders' Equity,
Six Months Ended July 31, 2002 (unaudited) and
July 31, 2001(unaudited) ............................................     12

Notes to Consolidated Condensed Financial Statements (unaudited) ....     14

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations ...........................................     22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings .........................................     31

Item 2.   Changes in Securities and Use of Proceeds .................     32

Item 3.   Defaults Upon Senior Securities ...........................     32

Item 4.   Submission of Matters to a Vote of Security Holders .......     32

Item 5.   Other Information .........................................     33

Item 6.   Exhibits and Reports on Form 8-K ..........................     33

SIGNATURES ..........................................................     34

CERTIFICATIONS ......................................................     34

EXHIBIT INDEX .......................................................     36

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   ALLOY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                                    January 31,      July 31,
                                                                                       2002             2002
                                                                                    -----------     -----------
                                                                                     (audited)      (unaudited)
                                         ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                             $ 61,618       $ 31,007
Available-for-sale marketable securities                                                15,049         33,052
Accounts receivable, net                                                                13,662         25,039
Inventories, net                                                                        16,400         24,214
Prepaid catalog costs                                                                    1,786          3,284
Other current assets                                                                     1,984          3,187
                                                                                      --------       --------

TOTAL CURRENT ASSETS                                                                   110,499        119,783

Property and equipment, net                                                              8,554          8,519
Goodwill, net                                                                          178,474        245,566
Intangible and other assets, net                                                        12,680         16,852
                                                                                      --------       --------

TOTAL ASSETS                                                                          $310,207       $390,720
                                                                                      ========       ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $ 11,199       $ 24,869
Deferred revenues                                                                       15,481         20,463
Accrued expenses and other current liabilities                                          18,389         14,872
                                                                                      --------       --------

TOTAL CURRENT LIABILITIES                                                               45,069         60,204

Long-term liabilities                                                                      358            251

Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable

   on June 19, 2005; 1,765 and 1,715 shares issued and outstanding, respectively        15,046         15,570

STOCKHOLDERS' EQUITY:
Preferred Stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares designated as Series A Redeemable Convertible Preferred Stock and
     3,000 shares designated as Series B Redeemable Convertible Preferred Stock
     authorized; 1,765 and 1,715 shares issued and outstanding as Series B
     Redeemable Convertible Preferred Stock (above), respectively                           --             --

Common Stock; $01 par value; 200,000,000 shares authorized; 34,916,877
     and 39,264,556 shares issued and outstanding, respectively                            349            393
Additional paid-in capital                                                             324,719        386,007
Accumulated deficit                                                                    (75,250)       (71,642)
Deferred compensation                                                                      (31)           (16)
Accumulated other comprehensive (loss) income                                              (53)            84
Less common stock held in treasury, at cost; none and 8,275, respectively                   --           (131)
                                                                                      --------       --------

TOTAL STOCKHOLDERS' EQUITY                                                             249,734        314,695
                                                                                      --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $310,207       $390,720
                                                                                      ========       ========

The accompanying Notes are an integral part of these financial statements

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                                  For the three months
                                                                      ended July 31,
                                                                2001               2002
                                                            ------------       ------------
NET MERCHANDISE REVENUES                                    $     21,780       $     31,530

SPONSORSHIP AND OTHER REVENUES                                     6,955             20,443
                                                            ------------       ------------

TOTAL REVENUES                                                    28,735             51,973

COST OF GOODS SOLD                                                12,650             24,163
                                                            ------------       ------------

GROSS PROFIT                                                      16,085             27,810
                                                            ------------       ------------

OPERATING EXPENSES:
Selling and marketing                                             15,405             22,498
General and administrative                                         3,341              3,985
Amortization of goodwill and other intangible assets               4,613              1,189
                                                            ------------       ------------

TOTAL OPERATING EXPENSES                                          23,359             27,672
                                                            ------------       ------------

(LOSS) INCOME FROM OPERATIONS                                     (7,274)               138

INTEREST INCOME, NET                                                 286                597
                                                            ------------       ------------

(LOSS) INCOME BEFORE INCOME TAXES                                 (6,988)               735

PROVISION FOR INCOME TAXES                                            --                197
                                                            ------------       ------------

NET (LOSS) INCOME                                           $     (6,988)      $        538
                                                            ============       ============

CHARGE ATTRIBUTABLE TO BENEFICIAL CONVERSION
FEATURE OF PREFERRED STOCK ISSUED                                  3,976                --

PREFERRED STOCK DIVIDEND AND ACCRETION                               368                479
                                                            ------------       ------------

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS       $    (11,332)      $         59
                                                            ============       ============


BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK:

Basic (loss) earnings attributable to common
  stockholders per share                                    $      (0.51)      $       0.00
                                                            ============       ============



Diluted (loss) earnings attributable to common
  stockholders per share                                    $      (0.51)      $       0.00
                                                            ============       ============

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING              22,254,923         38,204,132
                                                            ============       ============

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING            22,254,923         39,991,747
                                                            ============       ============

      The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)


                                                                   For the three months
                                                                      ended July 31,
                                                                     2001          2002
                                                                   -------       -------
Net (loss) income                                                  $(6,988)      $  538
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities                     1          195
                                                                   -------       ------

Comprehensive (loss) income                                        $(6,987)      $  733
                                                                   =======       ======

      The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                          For the six months
                                                            ended July 31,
                                                          2001          2002
                                                      -----------   -----------
NET MERCHANDISE REVENUES                              $    45,513   $    62,597

SPONSORSHIP AND OTHER REVENUES                             11,463        39,809
                                                      -----------   -----------

TOTAL REVENUES                                             56,976       102,406

COST OF GOODS SOLD                                         25,013        45,723
                                                      -----------   -----------

GROSS PROFIT                                               31,963        56,683
                                                      -----------   -----------

OPERATING EXPENSES:
Selling and marketing                                      32,888        43,939
General and administrative                                  6,290         8,100
Amortization of goodwill and other intangible assets        8,354         1,724
                                                      -----------    ----------

TOTAL OPERATING EXPENSES                                   47,532        53,763
                                                      -----------    ----------

(LOSS) INCOME FROM OPERATIONS                             (15,569)        2,920

INTEREST INCOME, NET                                          489         1,132
GAIN ON SALES OF MARKETABLE SECURITIES, NET                   658           --
                                                      -----------    ----------

(LOSS) INCOME BEFORE INCOME TAXES                     $   (14,422)   $    4,052
PROVISION FOR INCOME TAXES                                     --           444
                                                      -----------    ----------
NET (LOSS) INCOME                                     $   (14,422)   $    3,608
                                                      ===========    ==========
CHARGE FOR BENEFICIAL CONVERSION FEATURE
OF PREFERRED STOCK ISSUED                                   6,745           --
PREFERRED STOCK DIVIDENDS AND ACCRETION                       493         1,037
                                                      -----------   -----------

NET(LOSS)INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS   $   (21,660)  $     2,571
                                                      ===========   ===========

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK:

Basic (loss) earnings attributable to
common stockholders per share                         $     (1.00)  $     0.07
                                                      ===========   ===========

Diluted (loss) earnings attributable to
common stockholders per share                         $     (1.00)  $     0.06
                                                      ===========   ===========

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING              21,659,774    37,573,097
                                                      ===========   ===========

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING     21,659,774    39,649,757
                                                      ===========   ===========


      The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (AMOUNTS IN THOUSANDS)

                                   (unaudited)


                                                         For the six months
                                                            ended July 31,
                                                         2001           2002
                                                      -----------   -----------
Net (loss) income                                     $   (14,422)  $    3,608
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities           15          137
                                                      -----------   ----------

Comprehensive (loss) income                           $   (14,407)  $    3,745
                                                      ===========   ==========

      The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)


                                                                     For the six months
                                                                        ended July 31,

                                                                       2001        2002
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                   $(14,422)    $  3,608
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
Depreciation and amortization                                          9,381        3,674
Compensation charge for issuance of stock options                        151           15
Realized gain on sales of marketable securities, net                    (658)          --
Changes in operating assets and liabilities - net of effect of business acquisitions - (increase) decrease in:
   Accounts receivable, net                                             (184)       1,797
   Inventories                                                        (1,303)      (6,666)
   Prepaid catalog costs                                              (1,057)      (1,046)
   Other current assets                                                  674        (712)
   Other assets                                                           (1)         161
   Accounts payable, accrued expenses and other                       (2,846)       4,647
                                                                     -------      -------

Net cash (used in) provided by operating activities                  (10,265)       5,478
                                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                     (5,623)     (68,523)
Proceeds from the sales of marketable securities                      15,880       50,657
Capital expenditures                                                  (1,404)      (1,964)
Sale of capital assets                                                    --          372
Cash paid in connection with acquisitions of businesses,
  net of cash acquired                                                (5,872)     (67,351)
Purchase of mailing list, domain names and marketing rights              (30)      (4,850)
                                                                     -------      -------

Net cash provided by (used in) investing activities                    2,951      (91,659)
                                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                   --        55,012
Net proceeds from sale of Series A and Series B Redeemable
 Convertible Preferred Stock                                          26,720          --
Exercise of stock options and warrants
  and common stock purchases under the employee stock purchase plan      958          741
Payments of capitalized lease obligation                                 (69)        (183)
                                                                     -------      -------

Net cash provided by financing activities                             27,609       55,570
                                                                     -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  20,295      (30,611)


CASH AND CASH EQUIVALENTS, beginning of period                         9,338       61,618
                                                                     -------      -------

CASH AND CASH EQUIVALENTS, end of period                             $29,633      $31,007
                                                                     =======      =======

Supplemental disclosure of non-cash investing and financing activity:

   Issuance of common stock and warrants in connection
     with acquisitions                                              $112,077     $  4,467
   Conversion of Series B Redeemable Convertible Preferred
     Stock into common stock                                             --      $    513

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (unaudited)


                                                               For the six months ended July 31, 2002

                                                                                          Accumulated
                                                                                             Other
                                  Common Stock     Additional                            Comprehensive  Treasury Shares
                               ------------------   Paid-in   Accumulated    Deferred       Income      ---------------
                                Shares     Amount   Capital     Deficit    Compensation     (Loss)      Shares   Amount   Total
                               ----------  ------  ---------  -----------  ------------  -------------  -------  ------  --------
Balance, February 1, 2002      34,916,877   $349    $324,719    $(75,250)         $(31)          $(53)       --      --  $249,734

Issuance of common stock
and warrants for acquisition
of business                       215,206      2       4,465           --            --             --       --      --     4,467

Shares returned from escrow         --        --          --           --            --             --  (8,275)   (131)      (131)

Amortization of deferred
compensation                        --        --          --           --            15             --       --      --        15

Issuance of common stock
in connection with public
offering, net of issuance costs 4,000,000     40      56,607           --            --             --       --      --    56,647

Issuance of common stock
for conversion of Series B
Redeemable Convertible
Preferred Stock                    43,913      1         513           --            --             --       --     --        514

Issuance of common stock pursuant
to the exercise of options and
warrants and the employee stock
purchase plan                      88,560      1         740           --            --             --       --      --       741

Net income                            --      --          --        3,608            --             --       --      --     3,608

Accretion of discount and
dividends on Series B
Convertible Preferred Stock           --      --     (1,037)           --            --             --       --      --    (1,037)

Other comprehensive income, net        --     --          --           --            --            137       --      --       137
                               ----------  ------  ---------  -----------  ------------  -------------  -------  ------  --------
Balance, July 31, 2002         39,264,556   $393    $386,007     $(71,642)        $(16)           $84   (8,275)  $(131)  $314,695
                               ==========  ======  =========  ===========  ============  =============  =======  ======  ========

      The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (unaudited)


                                                                 For the six months ended July 31, 2001

                                       Common Stock                                                    Accumulated Other
                                     ---------------       Additional     Accumulated     Deferred       Comprehensive
                                       Shares   Amount  Paid-in Capital     Deficit     Compensation     Income (Loss)       Total
                                     ---------- ------  ----------------  ------------  -------------  ------------------  -------
Balance, February 1, 2001            21,245,958   $212         $140,864      $(52,906)         $(728)        $ 839         $ 88,281

Issuance of common stock for
acquisitions of businesses            1,510,610     15           12,062            --             --            --           12,077


Cancellation of stock options
issued to employees                          --     --             (115)           --            115            --               --

Amortization of deferred
compensation                                 --     --               --            --            151            --              151

Issuance of common stock pursuant
to the exercise of options and
warrants and common stock purchases
under the employee stock purchase plan  374,973      4              955            --             --            --              959

Net loss                                     --     --               --       (14,422)            --            --          (14,422)

Impact of beneficial conversion
feature in issuance of Series A and
Series B Redeemable Convertible
Preferred Stock                              --     --            6,745        (6,745)            --            --               --

Issuance of warrants to purchase
common stock                                 --     --            3,916            --             --            --            3,916

Accretion of discount and
dividends on Series A and Series B
Redeemable Convertible Preferred Stock       --     --             (493)           --             --            --             (493)

Loss on reclassification of
available-for-sale marketable
securities to trading securities,
net of other comprehensive income            --     --               --            --             --          (839)            (839)
                                     ----------   ----         --------      --------          -----          ----         --------
Balance, July 31, 2001               23,131,541   $231         $163,934      $(74,073)         $(462)           --         $ 89,630
                                     ==========   ====         ========      ========          =====          ====         ========

   The accompanying Notes are an integral part of these financial statements

                                   ALLOY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Alloy, Inc. ("Alloy"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income/losses and cash flows at July 31, 2002 and for all periods presented have been made. The results of operations for the periods ended July 31, 2001 and 2002 are not necessarily indicative of the operating results for a full fiscal year.

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

2. BUSINESS

Alloy was incorporated in the State of Delaware on January 22, 1996. Alloy is a media, direct marketing and marketing services company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 through 24. Alloy's business integrates direct mail catalogs, print media, websites, on-campus marketing programs, and promotional events and features a portfolio of brands that are well-known among Generation Y consumers and advertisers. Alloy reaches a significant portion of the Generation Y consumers through its various media assets, direct marketing activities and marketing service programs, and as a result, Alloy is able to offer advertisers targeted access to the youth market and to sell third-party branded products in key Generation Y spending categories, including apparel, action sports equipment and accessories directly to the youth market.

3. NET (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of net (loss) earnings per share. Alloy has applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in the calculations below. Amounts in thousands, except share and per share data:


                                                                                     Three months
                                                                                    ended July 31,

                                                                                2001               2002
                                                                             ------------      ------------
                                                                             (unaudited)       (unaudited)
Numerator:
Net (loss) income                                                            $     (6,988)     $        538
Charge for beneficial conversion feature of preferred stock issued                  3,976                --
Dividend and accretion on preferred stock                                             368               479
                                                                             ------------      ------------

Net (loss) income attributable to common stockholders                        $    (11,332)     $         59
                                                                             ============      ============

Denominator:
Weighted average basic common shares outstanding                               22,254,923        38,204,132
                                                                             ============      ============

Warrants to purchase common stock                                                   --                6,063
Contingently issuable common stock pursuant to acquisitions                         --            1,015,856
Options to purchase common stock                                                    --              765,696
                                                                             ------------      ------------


Weighted average diluted common shares outstanding                             22,254,923        39,991,747
                                                                             ============      ============

Basic (loss) earnings attributable to common stockholders per share          $      (0.51)     $       0.00
                                                                             ============      ============

Diluted (loss) earnings attributable to common stockholders per share        $      (0.51)     $       0.00
                                                                             ============      ============


                                                                                     Six months
                                                                                    ended July 31,

                                                                                2001               2002
                                                                             ------------      ------------
                                                                             (unaudited)       (unaudited)
Numerator:
Net (loss) income                                                            $    (14,422)     $      3,608
Charge for beneficial conversion feature of preferred stock issued                  6,745                --
Dividend and accretion on preferred stock                                             493             1,037
                                                                             ------------      ------------

Net (loss) income attributable to common stockholders                        $    (21,660)     $      2,571
                                                                             ============      ============

Denominator:
Weighted average basic common shares outstanding                               21,659,774        37,573,097
                                                                             ============      ============

Warrants to purchase common stock                                                   --               44,427
Contingently issuable common stock pursuant to acquisitions                         --            1,102,617
Options to purchase common stock                                                    --              929,616
                                                                             -------------     ------------

Weighted average diluted common shares outstanding                             21,659,774        39,649,757
                                                                             ============      ============

Basic (loss) earnings attributable to common stockholders per share          $      (1.00)     $       0.07
                                                                             ============      ============

Diluted (loss) earnings attributable to common stockholders per share        $      (1.00)     $       0.06
                                                                             ============      ============

For the three months and six months ended July 31, 2002, diluted earnings per common share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

The calculation of diluted loss per share for the three months and six months ended July 31, 2001 and July 31, 2002 excludes the securities listed below because to include them in the calculation would be antidilutive:


                                                            Three months
                                                            ended July 31,

                                                        2001               2002
                                                  ------------------   --------------
                                                     (unaudited)        (unaudited)
Options to purchase common stock                       931,762                --
Warrants to purchase common stock                        8,224                --
Conversion of Series A and Series B Redeemable
 Convertible Preferred Stock                         2,428,475           1,576,108
Contingently issuable common shares pursuant to
  acquisitions                                         424,855                --
                                                     ---------           ---------
                                                     3,793,316           1,576,108
                                                     =========           =========


                                                               Six months
                                                             ended July 31,

                                                      2001                  2002
                                                  ------------------   ---------------
                                                     (unaudited)        (unaudited)
Options to purchase common stock                       698,218                --
Warrants to purchase common stock                        7,625                --
Conversion of Series A and Series B Redeemable
  Convertible Preferred Stock                        2,428,475           1,576,108
Contingently issuable common shares pursuant to
  acquisitions                                         424,855               --
                                                     ---------           ---------
                                                     3,559,713           1,576,108
                                                     =========           =========

4. DERIVATIVE FINANCIAL INSTRUMENTS

As of July 31, 2002, Alloy does not have any freestanding derivative instruments, or instruments with embedded derivative features.

5. GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives that were acquired after June 30, 2001, are no longer amortized but instead evaluated for impairment at least annually. With respect to goodwill and intangibles with indefinite lives that were acquired prior to July 1, 2001, Alloy adopted the nonamortization provisions of SFAS No. 142 as of February 1, 2002. Alloy has completed the required impairment testing of goodwill and other intangibles with indefinite lives as of February 1, 2002, and has concluded that there was no impairment of such assets at that date.

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 had been in effect in 2001:


                                                        Three months                      Six months
 (amounts in thousands except per share data)          ended July 31,                   ended July 31,
                                                  -------------------------       -------------------------
                                                     2001          2002               2001          2002
                                                  (unaudited)   (unaudited)       (unaudited)   (unaudited)

 Reported net income                                 $(6,988)         $538          $(14,442)       $3,608

 Add back: goodwill amortization                       4,613            --             8,354            --
                                                     -------         -----           -------        ------
      Adjusted net (loss) income                     $(2,375)        $ 538           $(6,068)       $3,608
                                                     =======         =====           =======        ======

 Basic (loss) earnings attributable to common stockholders per share

      as reported                                     $(0.51)        $0.00            $(1.00)        $0.07

      as adjusted                                     $(0.30)        $0.00            $(0.61)        $0.07

 Diluted (loss) earnings attributable to common stockholders per share

      as reported                                     $(0.51)        $0.00            $(1.00)        $0.06

      as adjusted                                     $(0.30)        $0.00            $(0.61)        $0.06

                                     January 31, 2002                    July 31, 2002

                                        (unaudited)                       (unaudited)
                                 ----------------------------      ----------------------------

                                   Gross                              Gross
                                  Carrying       Accumulated        Carrying       Accumulated
 (amounts in thousands)            Amount        Amortization        Amount        Amortization
                                 ----------      ------------      ----------      ------------
 Amortized intangible
 assets:

 Mailing Lists                      $3,553              $293          $4,103              $791

 Noncompete Agreements               2,635               206           2,695               600

 Marketing Rights                      800                33           5,650               739

 Websites                              595                42             741               189
                                 ----------      ------------      ----------      ------------
                                    $7,583              $574         $13,189            $2,319
                                 ==========      ============      ==========      ============

 Nonamortized intangible
 asset:

 Trademarks                         $4,130                 --         $4,620                 --
                                 ==========      ============      ==========      ============

  Alloy purchased a two year right to serve as the agent for selling, licensing and marketing the media assets of a youth-oriented website for $4.9 million.

  The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3 years. The estimated remaining amortization expense for fiscal 2002 is $2.4 million and for each of the next four years through fiscal 2007 is $4.7 million, $2.6 million, $1.0 million and $124,000.

  Alloy is continuing the review and determination of the fair value of the assets acquired and liabilities assumed for acquisitions completed in fiscal 2002. Accordingly, the allocations of the purchase prices are subject to revision based on the final determination of appraised and other fair values.

Goodwill

The changes in the carrying amount of goodwill for the six months ended July 31, 2002 are as follows (in thousands):

     Gross balance as of January 31, 2002                            $  205,120
     Accumulated goodwill amortization as of January 31, 2002           (26,646)
                                                                      ---------
     Net balance as of January 31, 2002                                 178,474
     Goodwill acquired during the year                                   67,092
                                                                      ---------
     Net balance as of July 31, 2002 (unaudited)                      $ 245,566
                                                                      =========

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Alloy is currently analyzing this statement and has not yet determined its impact on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Alloy does not expect that the implementation of this standard will have a material impact on its financial condition, results of operations or cash flows.

8. SEGMENT REPORTING

Alloy has two operating segments: direct marketing and content. Reportable data for Alloy's operating segments were as follows for the three month and six month periods ended July 31, 2002 and July 31, 2001 (in thousands):

                                                                 (Unaudited)

                                               Direct
                                             Marketing      Content      All Other    Consolidated
                                             ---------     ---------     ---------    ------------
Results for the three months ended July 31, 2002:

Revenue from external customers              $ 50,789       $ 1,184      $    --      $    51,973
Operating income before depreciation
   and amortization of intangible assets        2,059           255           --            2,314
Depreciation and amortization of
   intangible assets                           (2,169)           (7)          --           (2,176)
Interest income, net                              --            --            597             597
(Loss) income before taxes                       (110)          248           597             735
Provision for income taxes                       (196)           (1)          --             (197)
Net (loss) income                                (306)          247           597             538
Total assets                                 $320,717       $ 5,946       $64,057     $   390,720


                                                                 (Unaudited)

                                              Direct
                                             Marketing      Content      All Other    Consolidated
                                             ---------     ---------     ---------    ------------
Results for the three months ended July 31, 2001:

Revenue from external customers              $ 27,796        $  939      $    --      $    28,735
Operating loss before depreciation
   and amortization of goodwill and
   other intangible assets                     (2,030)          (91)          --           (2,121)
Depreciation and amortization of
   goodwill and other intangible assets        (4,660)         (493)          --           (5,153)
Interest income, net                              --            --            286             286
(Loss) income before taxes                     (6,690)         (584)          286          (6,988)
Net (loss) income                              (6,690)         (584)          286          (6,988)
Total assets                                 $ 94,509        $7,214      $ 35,259     $    136,982

                                                                                 (unaudited)

                                                           Direct Marketing    Content    All Other   Consolidated
                                                           ----------------    -------    ---------   ------------
Results for the six months ended July 31, 2002:

Revenue from external customers                                 $100,356       2,050    $      --         $102,406
Operating income before depreciation and amortization
 of intangible assets                                              6,302         292           --            6,594
Depreciation and amortization of intangible assets                (3,660)        (14)          --           (3,674)
Interest income, net                                                  --          --        1,132            1,132
Income before taxes                                                2,642         278        1,132            4,052
Provision for income taxes                                          (432)        (12)                         (444)
Net income                                                         2,210         266        1,132            3,608
Total assets                                                    $320,717      $5,946      $64,057         $390,720

                                                                                 (unaudited)

                                                        Direct Marketing      Content    All Other   Consolidated
                                                        ----------------      -------    ---------   ------------
Results for the six months ended July 31, 2001:

Revenue from external customers                                 $ 55,281      $ 1,695      $    --        $ 56,976
Operating loss before depreciation and amortization
  of goodwill and other intangible assets                         (6,016)        (172)          --          (6,188)
Depreciation and amortization of goodwill and
  other intangible assets                                         (8,423)        (958)          --          (9,381)
Interest income, net                                                  --           --          489             489
Realized gain on sales of marketable securities, net                  --           --          658             658
(Loss) income before taxes                                       (14,439)      (1,130)       1,147         (14,422)
Net (loss) income                                                (14,439)      (1,130)       1,147         (14,422)
Total assets                                                    $ 94,509      $ 7,214      $35,259        $136,982


The carrying amount of goodwill by reportable segment as of July 31, 2002 and January 31, 2002 was as follows:

                           Goodwill
                           -----------------------------------
(amounts in               January 31, 2002      July 31, 2002
 thousands)               -----------------     --------------
 Direct Marketing                  $173,123           $240,309
 Content                              5,351              5,257
                           ----------------      -------------
    Total                          $178,474           $245,566
                           ================      =============





9. RECENT ACQUISITIONS

On July 22, 2002, Alloy acquired all of the issued and outstanding stock of MPM Holding, Inc., whose sole operating asset is Armed Forces Communications, Inc, d/b/a/ Market Place Media, a major media placement and promotions company serving the college, multi-cultural and military markets through print, broadcast, out-of-home and event media. Alloy paid $48 million in cash to complete the acquisition, subject to adjustment based upon the outcome of a final working capital audit.

On May 8, 2002, Alloy completed the acquisition of the assets of the Events and Promotions business of Student Advantage, Inc. in exchange for $6.5 million in cash and up to $1.5 million of future performance-based cash consideration, of which $1 million has been paid as of September 10, 2002.

The operations of these acquisitions have been included in Alloy's financial statements since the dates of the acquisitions. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy's management based on available information and on assumptions as to future operations. For these acquisitions, Alloy is completing the review and determination of the fair values of the assets acquired and liabilities assumed. Accordingly, the allocations of the purchase prices are subject to revision based on the final determination of appraised and other fair values.

10. SUBSEQUENT EVENTS.

On August 5, 2002 Alloy acquired substantially all of YouthStream Media Networks, Inc.'s high school and college targeted marketing and media assets which included over 20,000 out-of-home display media boards in high schools and on college campuses, media placement capabilities in college and high school newspapers, and event marketing services and contracts. Alloy paid $7 million in cash to complete the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See "Special Note Regarding Forward-Looking Statements".

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2001 AND JULY 31, 2002

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

                                                         Three months ended July 31,
                                                            2001            2002
                                                          --------        --------
Net merchandise revenues                                      75.8%           60.7%
Sponsorship and other revenues                                24.2            39.3
                                                          --------        --------

Total revenues                                               100.0           100.0
Cost of goods sold                                            44.0            46.5
                                                          --------        --------

Gross profit                                                  56.0            53.5
Operating expenses:
Selling and marketing                                         53.6            43.3
General and administrative                                    11.6             7.7
Amortization of goodwill and other intangible assets          16.1             2.2
                                                          --------        --------

Total operating expenses                                      81.3            53.2

(Loss) income from operations                                (25.3)            0.3

Interest income, net                                           1.0             1.1
Provision for income taxes                                      --            (0.4)
                                                          --------        --------

Net (loss) income                                            (24.3)%           1.0%
                                                          ========        ========

REVENUES

Merchandise Revenues. Net merchandise revenues increased from $21.8 million in the three months ended July 31, 2001 to $31.5 million in the three months ended July 31, 2002, a 45% increase. The increase in merchandise revenues for the second quarter of the fiscal year ending January 31, 2003 ("fiscal 2002") versus the second quarter of the fiscal year ended January 31, 2002 ("fiscal 2001") was due primarily to the increased revenue resulting from the larger size of our name database to which we marketed our merchandise offerings, our broadened merchandise assortment, the revenue contribution from Dan's Competition ("Dan's Comp"), which we acquired on September 28, 2001, and early commencement of the back-to-school season catalog circulation in July 2002.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $20.4 million in the second quarter of fiscal 2002 from $7.0 million in the second quarter of fiscal 2001, an increase of 194% due to the selling efforts by our enlarged in-house advertising sales force, which expanded relationships with existing advertising clients and, established new relationships in the second quarter of fiscal 2002, and a wider range of offered media services, and the revenue contributions resultant from recently acquired businesses, principally, the 360 Youth division of MarketSource Corporation acquired in November 2001 and CASS Communications acquired in August 2001.

COST OF GOODS SOLD

Cost of goods sold consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide, the marketing publications we develop and the magazines we produce. Our cost of goods sold increased from $12.7 million in the three months ended July 31, 2001 to $24.2 million in the three months ended July 31, 2002, a 91% increase. The increase in cost of goods sold in the second quarter of fiscal 2002 as compared with the second quarter of fiscal 2001 was due primarily to the increase in volume of merchandise sales to our growing customer base and the costs of our enlarged location-based marketing services activities.

Our gross profit as a percentage of total revenues decreased from 56.0% in the three months ended July 31, 2001 to 53.5% in the three months ended July 31, 2002 due primarily to the lower gross margin profile of sponsorship business as event marketing, sampling and customer acquisition activities expanded in the second quarter of fiscal 2002.

OPERATING EXPENSES

Selling and Marketing. Selling and marketing expenses consist primarily of Alloy, CCS and Dan's Comp catalog production and mailing costs; Alloy, CCS and Dan's Comp call centers and fulfillment operations expenses; freight costs to deliver goods to our merchandise customers; compensation of our sales and marketing personnel; marketing costs; and expenses related to the maintenance and marketing of our websites. These expenses increased 46% from $15.4 million in the three months ended July 31, 2001 to $22.5 million in the three months ended July 31, 2002 due to the increased costs incurred in marketing, selling and shipping to our expanded name database; the hiring of additional sales and marketing personnel; and increased spending on website maintenance. As a percentage of total revenues, our selling and marketing expenses decreased from 53.6% in the second quarter of fiscal 2001 to 43.3% in the second quarter of fiscal 2002 primarily due to our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity and reduced general advertising and marketing activity. Shipping and handling costs, which we include in selling and marketing expenses, were $2.5 million and $2.2 million for the three months ended July 31, 2002 and July 31, 2001, respectively.

In future periods we expect selling and marketing expenses in both our direct marketing and content business segments to continue to increase in amount but to continue to decrease as a percentage of total revenues. We believe that these increases in amount will be principally related to expanded marketing to our growing name database and the costs associated with fulfilling and shipping an anticipated increased number of merchandise orders resulting therefrom. In addition, we expect to continue hiring additional sales and marketing personnel in an effort to increase advertising and sponsorship sales to more companies that seek to reach the Generation Y community.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 19% from $3.3 million in the three months ended July 31, 2001 to $4.0 million in the three months ended July 31, 2002. As a percentage of total revenues, our general and administrative expenses decreased from 11.6% in the second quarter of fiscal 2001 to 7.7% in the second quarter of fiscal 2002 as our fixed costs were sufficient to fund services for an expanded revenue base. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses associated with growing a public company, such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses in both our operating segments to grow as we hire additional personnel, and we expect to incur additional general and administrative expenses related to the growth of our business and our operations as a public company.

Amortization of Goodwill and Other Intangible Assets. Amortization of intangible assets was approximately $1.2 million in the three months ended July 31, 2002 as compared with goodwill and other intangible assets of $4.6 million in the three months ended July 31, 2001. As a result of adopting SFAS No. 142, our amortization expense decreased significantly in the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001, because goodwill is no longer subject to amortization. We expect our amortization expense to increase as we acquire additional businesses.

(LOSS) INCOME FROM OPERATIONS

Our income from operations was $138,000 in the second quarter of fiscal 2002 compared to a $7.3 million loss from operations in the second quarter of fiscal 2001. The transition from operating loss to operating income reflects greater efficiency in selling merchandise to our name database and economies of scale in selling larger advertising and marketing services packages across a wider range of clients, together with the elimination of goodwill amortization in the second quarter of fiscal 2002.

INTEREST INCOME, NET

Interest income, net of expense, includes income from our cash equivalents and from available-for-sale marketable securities and expenses related to our financing obligations. In the three months ended July 31, 2002, we generated net interest income of $597,000 versus $286,000 in the three months ended July 31, 2001 due to the investment of proceeds raised in our public equity offering in February 2002, as well as our private placement of common equity in January 2002.

INCOME TAX EXPENSE

In the three months ended July 31, 2002, we were subject to income tax expense of $197,000 due to operating income generated at the state level. No federal income tax will be due as we utilize net operating loss carry forwards. No tax was due in the three months ended July 31, 2001 as we generated losses.

SIX MONTHS ENDED JULY 31, 2001 AND JULY 31, 2002

The following table sets forth the statement of operations for the periods indicated as a percentage of revenues:

                                                        Six months
                                                      ended July 31,
                                                   2001            2002
                                                 --------        --------
Net merchandise revenues                             79.9%           61.1%
Sponsorship and other revenues                       20.1            38.9
                                                 --------        --------
Total revenues                                      100.0           100.0
Cost of goods sold                                   43.9            44.6
                                                 --------        --------
Gross profit                                         56.1            55.4
Operating expenses:
Selling and marketing                                57.7            42.9
General and administrative                           11.0             7.9
Amortization of goodwill and other
intangible assets                                    14.7             1.7
                                                 --------        --------
Total operating expenses                             83.4            52.5

(Loss) income from operations                       (27.3)            2.9
Interest income, net                                  0.9             1.1
Gain on sales of marketable securities, net           1.1              --
Provision for income taxes                             --            (0.5)
                                                 --------        --------
Net (loss) income                                   (25.3)%           3.5%
                                                 ========        ========

REVENUES

Merchandise Revenues. Net merchandise revenues increased from $45.5 million in the six months ended July 31, 2001 to $62.6 million in the six months ended July 31, 2002, a 38% increase. The increase in merchandise revenues for the first half of fiscal 2002 versus the first half of fiscal 2001 was due primarily to the increased size of our name database to which we marketed our merchandise offerings, our broadened merchandise assortment, and the revenue contribution from Dan's Comp, which we acquired on September 28, 2001.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $39.8 million in the first half of fiscal 2002 from $11.5 million in the first half of fiscal 2001, an increase of 247% due primarily to the selling efforts by our in-house advertising sales force, which expanded relationships with existing advertising clients and established new relationships in the first half of fiscal 2002, along with the revenue contributions resultant from recently acquired businesses, principally, the 360 Youth division of MarketSource Corporation acquired in November 2001 and CASS Communications acquired in August 2001.

COST OF GOODS SOLD

Our cost of goods sold increased from $25.0 million in the six months ended July 31, 2001 to $45.7 million in the six months ended July 31, 2002, an 83% increase. The increase in cost of goods sold in the first half of fiscal 2002 as compared with the first half of fiscal 2001 was due primarily to the increase in volume of merchandise sales to our growing customer base and the costs of our enlarged location-based marketing services activities.

Our gross profit as a percentage of total revenues decreased from 56.1% in the six months ended July 31, 2001 to 55.4% in the six months ended July 31, 2002 due primarily to the lower gross margin profile of our sponsorship activities resulting from our expanded event marketing and sampling business.

OPERATING EXPENSES

Selling and Marketing. Selling and marketing expenses increased 34% from $32.9 million in the six months ended July 31, 2001 to $43.9 million in the six months ended July 31, 2002 primarily due to the increased costs incurred in marketing, selling and shipping to our expanded name database; the hiring of additional sales and marketing personnel; and increased spending on website maintenance. As a percentage of total revenues, our selling and marketing expenses decreased from 57.7% in the first half of fiscal 2001 to 42.9% in the first half of fiscal 2002 primarily due to our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity and reduced general advertising and marketing activity. Shipping and handling costs, which we include in selling and marketing expenses, were $5.2 million and $4.5 million for the six months ended July 31, 2002 and July 31, 2001, respectively.

General and Administrative. General and administrative expenses increased 29% from $6.3 million in the six months ended July 31, 2001 to $8.1 million in the six months ended July 31, 2002. As a percentage of total revenues, our general and administrative expenses decreased from 11.0% in the first half of fiscal 2001 to 7.9% in the first half of fiscal 2002 as we spread fixed costs over an expanded revenue base. The increase in general and administrative expenses was attributable primarily to an increase in compensation expense for additional personnel to handle our growing business, together with expenses associated with growing a public company such as professional fees, insurance premiums and public relations costs.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was approximately $1.7 million in the six months ended July 31, 2002 as compared with $8.4 million in the six months ended July 31, 2001. As a result of adopting SFAS No. 142, our amortization expense decreased significantly in the first half of fiscal 2002 compared with the first half of fiscal 2001. We expect our amortization expense to increase as we acquire additional businesses.

LOSS (INCOME) FROM OPERATIONS

Our income from operations was $2.9 million in the first half of fiscal 2002 compared to the $15.6 million loss from operations in the first half of fiscal 2001. The transition from operating loss to operating income reflects greater efficiency in selling merchandise to our name database and economies of scale in selling larger advertising and marketing services packages across a wider range of clients, together with the elimination of goodwill amortization in the first half of fiscal 2002.

INTEREST INCOME, NET

In the six months ended July 31, 2002, we generated net interest income of $1.1 million as compared to $489,000 in the six months ended July 31, 2001 due to the investment of net proceeds raised in our public equity offering in February 2002, as well as our private placement of common equity in January 2002.

INCOME TAX EXPENSE

In the six month period ended July 31, 2002, we were subject to income tax expense of $444,000 due to operating income generated at the state level. No federal income tax will be due as we utilize net operating loss carry forwards. No tax was due in the six months ended July 31, 2001 as we generated taxable losses.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we have generated negative cash flow from operations prior to fiscal 2001. At July 31, 2002, we had approximately $64.1 million of cash, cash equivalents and short-term investments. Our principal commitments at July 31, 2002 consisted of accounts payable, accrued expenses and obligations under operating and capital leases. In February 2002, we raised approximately $56.6 million, net of expenses and underwriters' discounts, in an underwritten public offering of 4,000,000 shares of our common stock.

Net cash provided by operating activities was $5.5 million in the first half of fiscal 2002 as a result of more efficient database marketing, greater media sales force productivity and general expense control, offset in part by increased inventory to support future merchandise sales. Net cash used in operating activities was $10.3 million in the six months ended July 31, 2001 to fund our operating loss and the reduction in accounts payable and accrued liabilities.

Cash used in investing activities was $91.7 million in the first half of fiscal 2002 due to the net application of $17.9 million of cash to acquire marketable securities, $67.4 million to acquire businesses, $2.0 million for capital expenditures and $4.9 million to acquire databases and marketing rights. Cash provided by investing activities of $3.0 million in the first half of fiscal 2001 resulted from $10.3 million provided by net sales and maturities of marketable securities, offset in part by $5.9 million used in connection with business acquisitions and $1.4 million used for capital expenditures.

Net cash provided by financing activities was $55.6 million in the six months ended July 31, 2002 due primarily to the gross proceeds from our public equity offering. In the six months ended July 31, 2001, net cash provided by financing activities of $27.6 million resulted primarily from our issuance of Series A and Series B Redeemable Convertible Preferred Stock.

Our liquidity position as of July 31, 2002 consisted of $64.1 million of cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions, for at least the next 24 months. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently analyzing this statement and have not yet determined its impact on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect that the implementation of this standard will have a material impact on our financial condition, results of operations or cash flows.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as may be required by law.

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

WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

Since our inception in January 1996, we have incurred significant net losses. We have never reported positive net income for a full fiscal year, and we may never do so. As of July 31, 2002, we had an accumulated deficit of approximately $71.6 million. Although we expect to generate positive net income in fiscal 2002, there is no assurance that we will do so.

OUR BUSINESS MAY NOT GROW IN THE FUTURE.

Since our inception, we have rapidly expanded our business, growing from revenues of $2.0 million for fiscal 1997 to $165.6 million for fiscal 2001. Our continued growth will depend to a significant degree on our ability to increase revenues from our merchandising businesses, to maintain existing sponsorship and advertising relationships and to develop new relationships, to integrate acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control including:

    - the continuing appeal of our media and marketing properties to Generation Y consumers;

    - the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services;

    - our ability to select products that appeal to our customer base and to market such products effectively to our target audience;

    - our ability to attract, train and retain qualified employees and management; and

    -    our ability to make additional strategic acquisitions.

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

OUR SUCCESS DEPENDS LARGELY ON THE VALUE OF OUR BRANDS, AND IF THE VALUE OF OUR BRANDS WERE TO DIMINISH, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

The prominence of our Alloy, CCS and Dan's Comp catalogs and websites and our related consumer magazines among our Generation Y target market, and the prominence of our CASS Communications, 360 Youth, Private Colleges & Universities and Market Place Media brands and media franchises with advertisers are key components of our business. If our consumer brands or their associated merchandise and editorial content lose their appeal to Generation Y consumers, our business could be adversely affected. The value of our consumer brands could also be eroded by misjudgments in merchandise selection or by our failure to keep our content current with the evolving preferences of our audience. These events would likely also reduce sponsorship and advertising sales for our merchandise and publishing businesses and may also adversely affect our marketing and services businesses. Moreover, we anticipate that we will continue to increase the number of Generation Y consumers we reach, through means which may include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us in this regard could damage our existing or future brands. If any of these developments occur, our business would suffer.

OUR INABILITY TO ACQUIRE SUITABLE BUSINESSES OR TO MANAGE THEIR INTEGRATION COULD HARM OUR BUSINESS.

We expect to expand our reach by continuing to acquire complementary businesses, products and services. We compete with other media and related businesses for these opportunities. Therefore, even if we identify targets we consider desirable, we may not be able to complete those acquisitions on terms we consider attractive or at all. We could have difficulty in assimilating personnel and operations of the businesses we have acquired and may have similar problems with future acquisitions. These difficulties could disrupt our business, distract our management and employees and increase our expenses. Furthermore, we may issue additional equity securities, potentially on terms which could be dilutive to our existing stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of July 31, 2002, our exposure to market risk is principally confined to our cash equivalents and marketable securities, all of which have maturities of less than 24 months. We maintain a non-trading portfolio of investment-grade, liquid debt securities that limits the amount of credit exposure to any one issue or issuer.

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

On or about April 19, 2002, plaintiffs filed amended complaints against us, the individual defendants and the underwriters. The amended complaints assert violations of Section 10(b) of the Exchange Act and mirror allegations asserted against other issuers sued by plaintiffs. Motions to dismiss the amended complaint have been filed by the underwriter defendants and a liaison committee consisting of counsel for various issuers litigating similar claims. We have joined in the latter motion.

We are involved in additional legal proceedings which have arisen in the ordinary course of business. We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Not applicable.

(b)  Not applicable.

(c)  Sales of Unregistered Securities.

On June 10, 2002, as performance-based partial consideration for our prior acquisitions of all of the issued and outstanding capital stock of Triple Dot Communications, Inc. ("Triple Dot"), a Massachusetts corporation, and all of the membership interests of Y-Access LLC ("Y-Access"), a Massachusetts limited liability company, we issued an aggregate of 93,570 shares of unregistered common stock to the former two shareholders of Triple Dot and the former four securityholders of Y-Access.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 (the "Securities Act") and registration requirements set forth in Section 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

(d)  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 11, 2002, at our annual meeting, our stockholders voted in favor of the proposal to re-elect Matthew C. Diamond and James K. Johnson, Jr. as directors, with 27,103,176 votes cast for and 6,207,132 votes withheld for Mr. Diamond, and with 27,205,576 votes cast for and 6,104,732 votes withheld for Mr. Johnson. Each of Samuel A. Gradess, Peter Graham, David Yarnell and Edward A. Monnier is a director whose term as a director continued after the annual meeting. Our stockholders voted to ratify and confirm the selection of KPMG LLP as our independent auditors for the fiscal year ending January 31, 2003, with 33,086,403 votes for, 221,055 votes against and 2,850 abstentions and broker non-votes on the proposal. Our stockholders did not approve an amendment to our Restated 1997 Employee, Director and Consultant Stock Option Plan (the "Plan") to increase from 8,000,000 shares to 10,000,000 shares the aggregate number of shares that may be issued from time to time pursuant to the Plan, with

14,644,406 votes cast for, 11,961,242 votes cast against, 28,083 abstentions and broker non-votes and 6,676,577 unvoted on the proposal. The proposal did not pass because it did not receive the affirmative vote of the majority of the stock outstanding and entitled to vote at the annual meeting and, as a consequence, we are precluded from issuing more than 8,000,000 shares under the Plan.

ITEM 5. OTHER INFORMATION.

As previously reported on our Current Report on Form 8-K, filed with SEC on May 30, 2002, and our Current Report on Form 8-K/A, filed with the SEC on July 19, 2002, we determined to dismiss Arthur Andersen LLP ("Arthur Andersen") as our independent auditors, subsequent to their review of our quarterly financial information related to our first fiscal quarter, and engage KPMG LLP ("KPMG") to serve as our independent auditors, as of May 31, 2002, for our fiscal year ended January 31, 2003. This determination was approved by our Board of Directors, based on the recommendation of our Audit Committee. Arthur Andersen's review of our quarterly financial information was completed on June 3, 2002. Accordingly, effective as of the close of business on June 3, 2002, Arthur Andersen no longer provided any services as our principal independent auditor.

On July 11, 2002, we adopted our 2002 Non-Qualified Stock Option Plan, which is a broadly based non-qualified stock option plan to authorize the issuance of non-qualified stock options to purchase up to 500,000 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

10.1     2002 Non-Qualified Stock Option Plan.

10.2 Sublease Agreement, dated October 24, 2002 between Epigenx Pharmaceuticals, Inc. and Armed Forces Communications, Inc., d/b/a Market Place Media.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code).

(b) Reports on Form 8-K.

On May 30, 2002, we filed a Current Report on Form 8-K, reporting the dismissal of Arthur Andersen LLP as our independent auditors, and the engagement of KPMG LLP as our independent auditors.

On July 19, 2002, we filed a Current Report on Form 8-K/A, reporting the date certain as of which Arthur Andersen LLP no longer performed services as our independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALLOY, INC.


Date: September 16, 2002               By: /s/ Samuel A. Gradess
      ------------------               ----------------------------------------
                                       Samuel A. Gradess,
                                       Chief Financial Officer
                                       (Principal Accounting and
                                       Financial Officer)


                                 CERTIFICATIONS


                                  CERTIFICATION

I, Samuel A. Gradess, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alloy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002                 By:  /s/ Samuel A. Gradess
                                         Samuel A. Gradess
                                         Chief Financial Officer
                                         (Principal Financial Officer)


                                  CERTIFICATION

I, Matthew C. Diamond, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alloy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002               By: /s/ Matthew C. Diamond
                                       Matthew C. Diamond
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                                  EXHIBIT INDEX


3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

10.1     2002 Non-Qualified Stock Option Plan.

10.2 Sublease Agreement, dated October 24, 2002 between Epigenx Pharmaceuticals, Inc. and Armed Forces Communications, Inc., d/b/a Market Place Media.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code).