Form 10-Q
period 2002-10-31
ALLOY  INC
filed 2002-12-16
CIK 1080359

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 6, 2002, the registrant had 39,524,584 shares of common stock, $.01 par value per share, outstanding.

                                   ALLOY, INC.

                                    CONTENTS


                                                                            PAGE
                                                                             NO.
Part I - FINANCIAL  INFORMATION

Item 1.  Financial  Statements

Consolidated Condensed Balance Sheets, October 31,  2002 (unaudited)
and January 31, 2002 (audited) . . . . . . . . . . . . . . . . . . . . .    3

Consolidated  Condensed  Statements  of  Operations,  Three  Months  Ended
October  31,  2002  (unaudited)  and  October  31,  2001  (unaudited) . .   4

Consolidated  Condensed  Statements  of  Comprehensive  (Loss)  Income,
Three Months Ended October 31, 2002 (unaudited) and October 31, 2001
(unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Consolidated Condensed Statements of Operations, Nine Months Ended October 31, 2002 (unaudited) and October 31, 2001 (unaudited). . . 6

Consolidated  Condensed  Statements  of  Comprehensive  (Loss)  Income,
Nine Months Ended October 31, 2002 (unaudited) and October 31, 2001
(unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Consolidated  Condensed  Statements  of  Cash  Flows,  Nine  Months  Ended
October 31, 2002 (unaudited) and October 31, 2001 (unaudited)  . . . . . .  8

Consolidated  Condensed  Statement  of  Changes in Stockholders' Equity,
Nine  Months  Ended  October  31,  2002  (unaudited)  and
October  31, 2001 (unaudited). . . . . . . . . . . . . . . . . . . . . . .  9

Notes  to  Consolidated  Condensed  Financial  Statements  (unaudited) . .  11

Item  2.   Management's  Discussion  and Analysis of Financial Condition
and  Results  of  Operations . . . . . . . . . . . . . . . . . . . . . . .  18

Item  3.   Quantitative and Qualitative Disclosures About Market Risk. . .  31

Item  4.   Controls  and  Procedures . . . . . . . . . . . . . . . . . . .  31

PART  II  -  OTHER  INFORMATION

Item  1.   Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . .   32

Item  2.   Changes  in  Securities  and  Use  of  Proceeds  . . . . . . .   32

Item  3.   Defaults  Upon  Senior  Securities . . . . . . . . . . . . . .   32

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders. .   32

Item  5.   Other  Information . . . . . . . . . . . . . . . . . . . . . .   32

Item  6.   Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . .   33

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

EXHIBIT  INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                   ALLOY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    January 31,    October 31,
                                                                                       2002            2002
                                                                                    -----------    -----------
                                                                                     (audited)     (unaudited)
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $ 61,618       $ 16,183
Available-for-sale marketable securities                                                15,049         35,131
Accounts receivable, net                                                                13,662         38,835
Inventories, net                                                                        16,400         32,264
Prepaid catalog costs                                                                    1,786          3,859
Other current assets                                                                     1,984          3,374
                                                                                      --------       --------

TOTAL CURRENT ASSETS                                                                   110,499        129,646

Property and equipment, net                                                              8,554          9,985
Goodwill, net                                                                          178,474        256,043
Intangible and other assets, net                                                        12,680         16,131
                                                                                      --------       --------

TOTAL ASSETS                                                                          $310,207       $411,805
                                                                                      ========       ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $ 11,199       $ 32,343
Deferred revenues                                                                       15,481         21,093
Accrued expenses and other current liabilities                                          18,389         14,921
                                                                                      --------       --------

TOTAL CURRENT LIABILITIES                                                               45,069         68,357

Long-term liabilities                                                                      358            173

Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable
   on June 19, 2005; 1,765 and 1,613 shares issued and outstanding, respectively        15,046         15,092

STOCKHOLDERS' EQUITY:
Preferred Stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares designated as Series A Redeemable Convertible Preferred Stock and
     3,000 shares designated as Series B Redeemable Convertible Preferred Stock
     authorized; 1,765 and 1,613 shares issued and outstanding as Series B
     Redeemable Convertible Preferred Stock (above), respectively                           --             --

Common Stock; $.01 par value; 200,000,000 shares authorized; 34,916,877
     and 39,485,559 shares issued and outstanding, respectively                            349            395
Additional paid-in capital                                                             324,719        387,846
Accumulated deficit                                                                    (75,250)       (60,045)
Deferred compensation                                                                      (31)            (8)
Accumulated other comprehensive (loss) income                                              (53)           126
Less common stock held in treasury, at cost; none and 8,275 shares, respectively            --           (131)
                                                                                      --------       --------

TOTAL STOCKHOLDERS' EQUITY                                                             249,734        328,183
                                                                                      --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $310,207       $411,805
                                                                                      ========       ========

The accompanying Notes are an integral part of these financial statements

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                For  the  three  months
                                                                  ended  October  31,
                                                                2001               2002
                                                            ------------       ------------

NET MERCHANDISE REVENUES                                    $     31,761       $     41,270

SPONSORSHIP AND OTHER REVENUES                                    12,702             51,956
                                                            ------------       ------------

TOTAL REVENUES                                                    44,463             93,226

COST OF GOODS SOLD                                                17,861             47,687
                                                            ------------       ------------

GROSS PROFIT                                                      26,602             45,539
                                                            ------------       ------------

OPERATING EXPENSES:
Selling and marketing                                             21,484             28,055
General and administrative                                         3,221              4,701
Amortization of goodwill and other intangible assets               4,709              1,180
                                                            ------------       ------------

TOTAL OPERATING EXPENSES                                          29,414             33,936
                                                            ------------       ------------

(LOSS) INCOME FROM OPERATIONS                                     (2,812)            11,603

INTEREST INCOME, NET                                                 223                330
                                                            ------------       ------------

(LOSS) INCOME BEFORE INCOME TAXES                                 (2,589)            11,933

PROVISION FOR INCOME TAXES                                            75                336
                                                            ------------       ------------

NET (LOSS) INCOME                                           $     (2,664)      $     11,597
                                                            ============       ============

PREFERRED STOCK DIVIDENDS AND ACCRETION                            1,927                605
                                                            ------------       ------------

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS       $    (4,591)       $     10,992
                                                            ============       ============

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE OF
COMMON STOCK:

Basic (loss) earnings attributable to common
  stockholders per share                                    $      (0.18)      $       0.28
                                                            ============       ============

Diluted (loss) earnings attributable to common
  stockholders per share                                    $      (0.18)      $       0.28
                                                            ============       ============

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING              24,991,646         38,856,057
                                                            ============       ============

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING            24,991,646         39,684,118
                                                            ============       ============

The accompanying Notes are an integral part of these financial statements.

                                  ALLOY, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (AMOUNTS IN THOUSANDS)
                                  (unaudited)



                                                                   For the three months
                                                                      ended October 31,
                                                                     2001        2002
                                                                 ---------    ---------
Net (loss) income                                                 $(2,664)     $11,597
Other comprehensive income, net of tax:
Net unrealized (loss) gain on available-for-sale securities            (1)          42
                                                                 ---------    ---------

Comprehensive (loss) income                                       $(2,665)     $11,639
                                                                 =========    =========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                        For  the  nine  months
                                                          ended  October  31,
                                                          2001          2002
                                                      -----------   -----------
NET MERCHANDISE REVENUES                              $    77,274   $   103,866

SPONSORSHIP AND OTHER REVENUES                             24,165        91,765
                                                      -----------   -----------

TOTAL REVENUES                                            101,439       195,631

COST OF GOODS SOLD                                         42,874        93,410
                                                      -----------   -----------

GROSS PROFIT                                               58,565       102,221
                                                      -----------   -----------

OPERATING EXPENSES:
Selling and marketing                                      54,372        71,978
General and administrative                                  9,511        12,818
Amortization of goodwill and other intangible assets       13,063         2,903
                                                      -----------    ----------

TOTAL OPERATING EXPENSES                                   76,946        87,699
                                                      -----------    ----------

(LOSS) INCOME FROM OPERATIONS                             (18,381)       14,522

INTEREST INCOME, NET                                          712         1,462
GAIN ON SALES OF MARKETABLE SECURITIES, NET                   658           --
                                                      -----------    ----------

(LOSS) INCOME BEFORE INCOME TAXES                     $   (17,011)   $   15,984

PROVISION FOR INCOME TAXES                                     75           779
                                                      -----------    ----------
NET (LOSS) INCOME                                     $   (17,086)   $   15,205
                                                      ===========    ==========
CHARGE FOR BENEFICIAL CONVERSION FEATURE
OF PREFERRED STOCK ISSUED                                   6,745           --
PREFERRED STOCK DIVIDENDS AND ACCRETION                     2,420         1,642
                                                      -----------   -----------

NET(LOSS)INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS   $   (26,251)  $    13,563
                                                      ===========   ===========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE OF
COMMON STOCK:

Basic (loss) earnings attributable to
common stockholders per share                         $     (1.15)  $      0.36
                                                      ===========   ===========

Diluted (loss) earnings attributable to
common stockholders per share                         $     (1.15)  $      0.34
                                                      ===========   ===========

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING       22,760,110    38,005,450
                                                      ===========   ===========

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING     22,760,110    39,598,541
                                                      ===========   ===========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (AMOUNTS IN THOUSANDS)

                                   (unaudited)

                                                         For  the  nine  months
                                                            ended  October  31,
                                                         2001           2002
                                                      -----------   -----------
Net (loss) income                                     $   (17,086)  $   15,205
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities           14          179
                                                      -----------   ----------

Comprehensive (loss) income                           $   (17,072)  $   15,384
                                                      ===========   ==========

The accompanying Notes are an integral part of these financial statements.


                                   ALLOY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                     For  the  nine months
                                                                       ended  October 31,
                                                                       2001        2002
                                                                     --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                   $(17,086)    $ 15,205
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
Depreciation and amortization                                         14,856        6,081
Compensation charge for issuance of stock options                        188           23
Realized gain on sales of marketable securities, net                    (658)          --
Changes in operating assets and liabilities - net of effect of business acquisitions:
   Accounts receivable, net                                           (9,695)     (10,961)
   Inventories                                                        (1,617)     (14,716)
   Prepaid catalog costs                                                (847)      (1,621)
   Other current assets                                                1,003         (847)
   Other assets                                                            9          149
   Accounts payable, accrued expenses and other                        4,440       10,130
                                                                     -------      -------

Net cash (used in) provided by operating activities                   (9,407)       3,443
                                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                     (8,306)     (75,878)
Proceeds from the sales and maturities of marketable securities       21,980       55,975
Capital expenditures                                                  (1,827)      (3,036)
Sale of capital assets                                                    --          372
Cash paid in connection with acquisitions of businesses,
  net of cash acquired                                               (27,051)     (77,294)
Purchase of mailing list, domain names and marketing rights              (30)      (4,850)
                                                                     -------      -------

Net cash (used in) investing activities                              (15,234)    (104,711)
                                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                   --        55,012
Net proceeds from sale of Series A and Series B Redeemable
 Convertible Preferred Stock                                          26,720          --
Exercise of stock options and warrants
  and common stock purchases under the employee stock purchase plan    4,203        1,103
Payments of capitalized lease obligation                                 (92)        (282)
                                                                     -------      -------

Net cash provided by financing activities                             30,831       55,833
                                                                     -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   6,190      (45,435)

CASH AND CASH EQUIVALENTS, beginning of period                         9,338       61,618
                                                                     -------      -------

CASH AND CASH EQUIVALENTS, end of period                             $15,528      $16,183
                                                                     =======      =======

Supplemental disclosure of non-cash investing and financing activity:

   Issuance of common stock and warrants in connection
     with acquisitions                                               $67,252      $ 5,469
   Conversion of Series A and Series B Redeemable Convertible
     Preferred stock into common stock                               $10,207      $ 1,596

The accompanying Notes are an integral part of these financial statements.


                                                        ALLOY, INC.

                               CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                        (unaudited)

                                      For  the  nine  months  ended  October  31,  2002

                                                                                          Accumulated
                                                                                             Other
                                  Common  Stock     Additional                           Comprehensive  Treasury  Shares
                               ------------------   Paid-in   Accumulated    Deferred       Income      ---------------
                                Shares     Amount   Capital     Deficit    Compensation     (Loss)      Shares   Amount   Total
                               ----------  ------  ---------  -----------  ------------  -------------  -------  ------  --------

Balance, February 1, 2002      34,916,877   $349    $324,719    $(75,250)         $(31)          $(53)       --      --  $249,734

Issuance of common stock
and warrants for acquisitions
of businesses                     318,653      3       5,466           --            --             --       --      --     5,469

Shares returned from escrow            --     --          --           --            --             --    (8,275)  $(131)    (131)

Amortization of deferred
compensation                           --     --          --           --            23             --       --      --        23

Issuance of common stock
in connection with public
offering, net of issuance costs 4,000,000     40      56,607           --            --             --       --      --    56,647

Issuance of common stock
for conversion of Series B
Redeemable Convertible
Preferred Stock                   136,469      2       1,594           --            --             --       --     --      1,596

Issuance of common stock pursuant
to the exercise of options and
warrants and common stock
purchases under the employee
stock purchase plan               121,835      1       1,102           --            --             --       --      --     1,103

Net income                             --     --          --       15,205            --             --       --      --    15,205

Accretion of discount and
dividends on Series B
Convertible Preferred Stock            --     --      (1,642)          --            --             --       --      --    (1,642)

Other comprehensive income, net        --     --          --           --            --            179       --      --       179
                               ----------  ------  ---------  -----------  ------------  -------------  -------  ------  --------
Balance, October 31, 2002      39,493,834  $ 395    $387,846     $(60,045)         $(8)           $126   (8,275)  $(131) $328,183
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



                                                               ALLOY, INC.

                                  CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                              (unaudited)

                                             For  the  nine  months  ended  October  31,  2001

                                                                                                         Accumulated
                                                                                                            Other
                                      Common  Stock                                                     Comprehensive
                                     ---------------       Additional     Accumulated     Deferred          Income
                                       Shares   Amount  Paid-in  Capital     Deficit     Compensation       (Loss)          Total
                                     ---------- ------  ----------------  ------------  -------------  ------------------  -------

Balance, February 1, 2001            21,245,958   $212         $140,864      $(52,906)         $(728)        $ 839         $88,281

Issuance of common stock for
acquisitions of businesses            5,369,298     54           67,198            --             --            --          67,252


Cancellation of stock options
issued to employees                          --     --             (488)           --            488            --              --

Amortization of deferred
compensation                                 --     --               --            --            188            --             188

Issuance of common stock
for conversion of Series A
Redeemable Convertible
Preferred Stock                         877,193      9           10,198            --             --            --          10,207

Issuance of common stock pursuant
to the exercise of options and
warrants and common stock purchases
under the employee stock purchase plan  647,645      6            4,197            --             --            --           4,203

Net loss                                     --     --               --       (17,086)            --            --         (17,086)

Impact of beneficial conversion
feature in issuance of Series A and
Series B Redeemable Convertible
Preferred Stock                              --     --            6,745        (6,745)            --            --              --

Issuance of warrants to purchase
common stock                                 --     --            3,916            --             --            --           3,916

Accretion of discount and
dividends on Series A and Series B
Redeemable Convertible Preferred Stock       --     --           (2,420)           --             --            --          (2,420)

Loss on reclassification of
available-for-sale marketable
securities to trading securities,
net of other comprehensive income            --     --               --            --             --          (840)          (840)
                                     ----------   ----         --------     ---------          -----          -----       ---------
Balance, October 31, 2001            28,140,094   $281         $230,210     $(76,737)           $(52)          $(1)       $153,701
                                     ==========   ====         ========     =========          =====          =====       =========

The accompanying Notes are an integral part of these financial statements

                                   ALLOY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited financial statements have been prepared by Alloy, Inc. ("Alloy"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income/losses and cash flows at October 31, 2002 and for all periods presented have been made. The results of operations for the periods ended October 31, 2001 and 2002 are not necessarily indicative of the operating results for a full fiscal year.

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

3.  NET  (LOSS)  EARNINGS  PER  SHARE

The following table sets forth the computation of net (loss) earnings per share. Alloy has applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in the calculations below. Amounts in thousands, except share and per share data:

                                                                                     Three  months
                                                                                    ended  October  31,

                                                                                2001               2002
                                                                             ------------      ------------
                                                                             (unaudited)       (unaudited)
Numerator:
Net (loss) income                                                            $     (2,664)     $     11,597
Dividends and accretion on preferred stock                                          1,927               605
                                                                             ------------      ------------

Net (loss) income attributable to common stockholders                        $     (4,591)     $     10,992
                                                                             ============      ============

Denominator:
Weighted average basic common shares outstanding                               24,991,646        38,856,057
                                                                             ============      ============

Contingently issuable common stock pursuant to acquisitions                         --              577,771
Options to purchase common stock                                                    --              250,290
                                                                             ------------      ------------


Weighted average diluted common shares outstanding                             24,991,646        39,684,118
                                                                             ============      ============

Basic (loss) earnings attributable to common stockholders per share          $      (0.18)     $       0.28
                                                                             ============      ============

Diluted (loss) earnings attributable to common stockholders per share        $      (0.18)     $       0.28
                                                                             ============      ============

                                                                                     Nine  months
                                                                                    ended  October  31,

                                                                                2001               2002
                                                                             ------------      ------------
                                                                             (unaudited)       (unaudited)
Numerator:
Net (loss) income                                                            $    (17,086)     $     15,205
Charge for beneficial conversion feature of preferred stock issued                  6,745                --
Dividends and accretion on preferred stock                                          2,420             1,642
                                                                             ------------      ------------

Net (loss) income attributable to common stockholders                        $    (26,251)     $     13,563
                                                                             ============      ============

Denominator:
Weighted average basic common shares outstanding                               22,760,110        38,005,450
                                                                             ============      ============

Contingently issuable common stock pursuant to acquisitions                         --              892,441
Options to purchase common stock                                                    --              700,650
                                                                             -------------     ------------

Weighted average diluted common shares outstanding                             22,760,110        39,598,541
                                                                             ============      ============

Basic (loss) earnings attributable to common stockholders per share          $      (1.15)     $       0.36
                                                                             ============      ============

Diluted (loss) earnings attributable to common stockholders per share        $      (1.15)     $       0.34
                                                                             ============      ============



For the three months and nine months ended October 31, 2002, diluted earnings per common share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

The calculation of diluted loss per share for the three months and nine months ended October 31, 2001 and October 31, 2002 excludes the securities listed below because to include them in the calculation would be antidilutive:

                                                             Three  months
                                                            ended  October  31,

                                                         2001               2002
                                                  ------------------   --------------
                                                      (unaudited)        (unaudited)
Options to purchase common stock                     1,211,762                --
Warrants to purchase common stock                      122,172                --
Conversion of Series B Redeemable
 Convertible Preferred Stock                         1,600,366           1,485,767
Contingently issuable common shares pursuant to
  acquisitions                                       1,061,873               --
                                                     ---------           ---------
                                                     3,996,173           1,485,767
                                                     =========           =========

                                                              Nine  months
                                                            ended  October  31,

                                                         2001               2002
                                                  ------------------   --------------
                                                      (unaudited)        (unaudited)
Options to purchase common stock                       862,446                --
Warrants to purchase common stock                        1,613                --
Conversion of Series B Redeemable
  Convertible Preferred Stock                        1,600,366           1,485,767
Contingently issuable common shares pursuant to
  acquisitions                                       1,061,873                --
                                                     ---------           ---------
                                                     3,526,298           1,485,767
                                                     =========           =========

4.  GOODWILL  AND  INTANGIBLE  ASSETS

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

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 had been in effect in 2001:


                                                       Three  months                   Nine  months
(amounts  in  thousands except per share data)       ended October 31,               ended October 31,
                                                 -------------------------       -------------------------
                                                    2001          2002               2001          2002
                                                 (unaudited)   (unaudited)       (unaudited)   (unaudited)
Reported net income                                 $(2,664)      $11,597          $(17,086)      $15,205

Add back: goodwill amortization                       4,709            --            13,063            --
                                                    -------       -------          --------       -------
     Adjusted net (loss) income                     $ 2,045       $11,597          $ (4,023)      $15,205
                                                    =======       =======          ========       =======

Basic (loss) earnings attributable to common stockholders per share

     as reported                                     $(0.18)       $0.28            $(1.15)        $0.36

     as adjusted                                     $ 0.00        $0.28            $(0.58)        $0.36

Diluted (loss) earnings attributable to common stockholders per share

     as reported                                     $(0.18)       $0.28            $(1.15)        $0.34

     as adjusted                                     $ 0.00        $0.28            $(0.58)        $0.34

The acquired intangible assets as of January 31, 2002 and October 31, 2002 were as follows:

                                    January  31,  2002                    October  31,  2002

                                        (audited)                           (unaudited)
                                ----------------------------      ----------------------------
                                  Gross                              Gross
                                 Carrying       Accumulated        Carrying       Accumulated
(amounts in thousands)            Amount        Amortization        Amount        Amortization
                                ----------      ------------      ----------      ------------
Amortized intangible
assets:

Mailing Lists                      $3,553              $293          $4,103            $1,048

Noncompete Agreements               2,635               206           2,695               798

Marketing Rights                      800                33           5,650             1,396

Websites                              595                42             741               257
                                ----------      ------------      ----------      ------------
                                   $7,583              $574         $13,189            $3,499
                                ==========      ============      ==========      ============

Nonamortized intangible
assets:

Trademarks                         $4,130                 --         $4,620                 --
                                ==========      ============      ==========      ============

In April 2002, Alloy purchased a two year right to serve as the agent for selling, licensing and marketing the media assets of a youth-oriented website for $4.9 million.

The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for the fiscal year ending January 31, 2003 is $1.2 million and for each of the next four fiscal years through the fiscal year ending January 31, 2007 is $4.7 million, $2.6 million, $1.0 million and $124,000, respectively.

Alloy is continuing the review and determination of the fair value of the assets acquired and liabilities assumed for acquisitions completed in the fiscal year ending January 31, 2003. Accordingly, the allocations of the purchase prices are subject to revision based on the final determination of appraised and other fair values.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 31, 2002 are as follows (in thousands):

Gross balance as of January 31, 2002                             $ 205,120
Accumulated goodwill amortization as of January 31, 2002           (26,646)
                                                                 ---------
Net balance as of January 31, 2002                                 178,474
Goodwill acquired during the year                                   77,569
                                                                 ---------
Net balance as of October 31, 2002 (unaudited)                   $ 256,043
                                                                 =========

5.  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Alloy is currently analyzing this statement and has not yet determined the impact on its consolidated financial statements.

In October 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Alloy does not expect that the implementation of this standard will have a material impact on its financial condition, results of operations or cash flows.

6.  SEGMENT  REPORTING

Alloy has two operating segments: direct marketing and content. Reportable data for Alloy's operating segments were as follows for the three month and nine month periods ended October 31, 2002 and October 31, 2001 (in thousands):

                                                                (unaudited)

                                               Direct
                                             Marketing      Content      All Other    Consolidated
                                             ---------     ---------     ---------    ------------

Results for the three months ended October 31, 2002:

Revenue from external customers              $ 92,448       $   778      $     --     $    93,226
Operating income (loss) before depreciation
   and amortization of intangible assets       14,134          (125)           --          14,009
Depreciation and amortization of
   intangible assets                           (2,401)           (5)           --          (2,406)
Interest income, net                               --            --           330             330
Income (loss) before income taxes              11,733          (130)          330          11,933
Provision for income taxes                       (300)          (36)           --            (336)
Net income (loss)                              11,433          (166)          330          11,597
Total assets                                 $354,266       $ 6,225      $ 51,314     $   411,805



                                                                 (Unaudited)

                                              Direct
                                             Marketing      Content      All Other    Consolidated
                                             ---------     ---------     ---------    ------------

Results for the three months ended October 31, 2001:

Revenue from external customers              $ 43,368        $1,095      $     --      $   44,463
Operating income before depreciation
   and amortization of goodwill and
   other intangible assets                      2,589            75            --           2,664
Depreciation and amortization of
   goodwill and other intangible assets        (4,984)         (492)           --          (5,476)
Interest income, net                               --            --           223             223
(Loss) income before income taxes              (2,395)         (417)          223          (2,589)
Provision for income taxes                        (75)           --            --             (75)
Net (loss) income                              (2,470)         (417)          223          (2,664)
Total assets                                 $181,223        $6,680      $ 17,736     $   205,639



                                                                                 (unaudited)


                                                        Direct Marketing    Content    All Other   Consolidated
                                                        ----------------    -------    ---------   ------------
Results for the nine months ended October 31, 2002:

Revenue from external customers                                 $192,803     $2,828    $      --       $195,631
Operating income before depreciation and amortization
 of intangible assets                                             20,436        167           --         20,603
Depreciation and amortization of intangible assets                (6,062)       (19)          --         (6,081)
Interest income, net                                                  --         --        1,462          1,462
Income before income taxes                                        14,374        148        1,462         15,984
Provision for income taxes                                          (731)       (48)                       (779)
Net income                                                        13,643        100        1,462         15,205
Total assets                                                    $354,266     $6,225      $51,314       $411,805



                                                                                (unaudited)

                                                        Direct Marketing      Content    All Other   Consolidated
                                                        ----------------      -------    ---------   ------------

Results for the nine months ended October 31, 2001:

Revenue from external customers                                 $98,649      $ 2,790      $    --        $101,439
Operating loss before depreciation and amortization
  of goodwill and other intangible assets                        (3,426)         (98)          --          (3,524)
Depreciation and amortization of goodwill and
  other intangible assets                                       (13,407)      (1,450)          --         (14,857)
Interest income, net                                                 --           --          712             712
Realized gain on sales of marketable securities, net                 --           --          658             658
(Loss) income before income taxes                               (16,833)      (1,548)       1,370         (17,011)
Provision for income taxes                                          (75)          --           --             (75)
Net (loss) income                                               (16,908)      (1,548)       1,370         (17,086)
Total assets                                                   $181,223      $ 6,680      $17,736        $205,639


The carrying amount of goodwill by reportable segment as of October 31, 2002 and January 31, 2002 was as follows (in thousands):

                           Goodwill
                          ------------------------------------
                          January 31, 2002    October 31, 2002
                          -----------------   ----------------
 Direct Marketing                  $173,123           $250,530
 Content                              5,351              5,513
                          -----------------   ----------------
    Total                          $178,474           $256,043
                          =================   ================

7.  RECENT  ACQUISITIONS

In August 2002, Alloy acquired substantially all of YouthStream Media Networks, Inc.'s high school and college targeted marketing and media assets which included over 20,000 out-of-home display media boards in high schools and on college campuses, media placement capabilities in college and high school newspapers, and event marketing services and contracts. Alloy paid $7 million in cash to complete the acquisition.

In July 2002, Alloy acquired all of the issued and outstanding stock of MPM Holding, Inc. ("MPM Holding"), whose sole operating asset was Armed Forces Communications, Inc., d/b/a/ Market Place Media, a major media placement and promotions company serving the college, multi-cultural and military markets through print, broadcast, out-of-home and event media. Alloy paid $48 million in cash to complete the acquisition, subject to adjustment based upon the outcome of a final working capital audit.

In May 2002, Alloy acquired substantially all of the assets of the Events and Promotions business of Student Advantage, Inc. in exchange for $6.5 million in cash and up to $1.5 million of future performance-based cash consideration, of which $1 million has been paid.

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

8.  SUBSEQUENT EVENTS

On December 13, 2002, Alloy acquired all of the issued and outstanding stock of Old Glory Boutique Distributing, Inc., a direct marketing company with a database of approximately 300,000 names. Alloy paid $9.59 million in cash to complete the acquisition.

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

OVERVIEW

We are a media, direct marketing and marketing services company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Our business integrates direct mail catalogs, print media, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. We reach a significant portion of Generation Y consumers through our various media assets, direct marketing activities and marketing services programs, and, as a result, we are able to offer advertisers targeted access to the youth market and to sell third-party branded products in key Generation Y spending categories, including apparel, action sports equipment and accessories directly to the youth market. Additionally, our assets have enabled us to build a comprehensive database that includes detailed information about more than 12 million Generation Y consumers. We believe we are the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing us with a deep understanding of the youth market.

We were incorporated in January 1996, launched our Alloy website in August 1996 and began generating meaningful revenues in August 1997 following the distribution of our first Alloy catalog. Since then, we have grown both organically and through the completion of strategic acquisitions. We generate revenue from two principal sources: by selling merchandise and executing sponsorship and advertising programs.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  OCTOBER  31,  2001  AND  OCTOBER  31,  2002

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:



                                                            Three  months  ended
                                                                October 31,
                                                            2001            2002
                                                          ---------        --------
Net merchandise revenues                                     71.4%           44.3%
Sponsorship and other revenues                                28.6            55.7
                                                          ---------        --------

Total revenues                                               100.0           100.0
Cost of goods sold                                            40.2            51.2
                                                          ---------        --------

Gross profit                                                  59.8            48.8
Operating expenses:
Selling and marketing                                         48.3            30.1
General and administrative                                     7.2             5.0
Amortization of goodwill and other intangible assets          10.6             1.3
                                                          ---------        --------

Total operating expenses                                      66.1            36.4

(Loss) income from operations                                 (6.3)           12.4

Interest income, net                                           0.5             0.4
Provision for income taxes                                    (0.2)           (0.4)
                                                          ---------        --------

Net (loss) income                                            (6.0)%          12.4%
                                                          =========        ========

REVENUES

Merchandise Revenues. Net merchandise revenues increased from $31.8 million in the three months ended October 31, 2001 to $41.3 million in the three months ended October 31, 2002, a 30% increase. The increase in merchandise revenues for the third quarter of the fiscal year ending January 31, 2003 ("fiscal 2002") versus the third quarter of the fiscal year ended January 31, 2002 ("fiscal 2001") was due primarily to improved catalog circulation productivity, increased catalog circulation to our expanded name database and the inclusion of a full quarter of merchandise revenues from Dan's Competition, Inc. ("Dan's Comp") versus approximately one month of revenues in the third quarter of fiscal 2001 from Dan's Comp, which we acquired in September 2001.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $52.0 million in the third quarter of fiscal 2002 from $12.7 million in the third quarter of fiscal 2001, an increase of 309% due to our enlarged in-house advertising sales force, our broadened client base, an increased range of advertising and marketing services offered, and the revenue contributions resultant from recently acquired businesses, principally, the 360 Youth division of MarketSource Corporation, which we acquired in November 2001, and MPM Holding, which we acquired in July 2002.

COST  OF  GOODS  SOLD

Cost of goods sold consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide, the media we procure for clients, the marketing publications we develop and the magazines we produce. Our cost of goods sold increased from $17.9 million in the three months ended October 31, 2001 to $47.7 million in the three months ended October 31, 2002, a 167% increase. The increase in cost of goods sold in the third quarter of fiscal 2002 as compared with the third quarter of fiscal 2001 was due primarily to the increase in volume of merchandise sales to our growing customer base, our expanded newspaper advertisement placement operation and the costs of our enlarged location-based marketing services activities.

Our gross profit as a percentage of total revenues decreased from 59.8% in the three months ended October 31, 2001 to 48.8% in the three months ended October 31, 2002 due primarily to the lower gross margin of sponsorship and other revenues comprising a larger portion of our total revenue base as we expanded our newspaper, event marketing, sampling and customer acquisition business activities in the third quarter of fiscal 2002.

OPERATING  EXPENSES

Selling and Marketing. Selling and marketing expenses consist primarily of Alloy, CCS and Dan's Comp catalog production and mailing costs; Alloy, CCS and Dan's Comp call centers and fulfillment operations expenses; freight costs to deliver goods to our merchandise customers; compensation of our sales and marketing personnel; marketing costs; and expenses related to the maintenance and marketing of our websites. These expenses increased 30.6% from $21.5 million in the three months ended October 31, 2001 to $28.0 million in the three months ended October 31, 2002 due to the increased costs incurred in marketing, selling and shipping to our expanded name database; the hiring of additional sales and marketing personnel; the addition of sales staff associated with recently acquired media and marketing services businesses; and increased spending on website maintenance. As a percentage of total revenues, our selling and marketing expenses decreased from 48.3% in the third quarter of fiscal 2001 to 30.1% in the third quarter of fiscal 2002 primarily due to our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity and reduced general advertising and marketing activity. Shipping and handling costs, which we include in selling and marketing expenses, were $3.7 million and $2.8 million for the three months ended October 31, 2002 and October 31, 2001, respectively.

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

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 45.9% from $3.2 million in the three months ended October 31, 2001 to $4.7 million in the three months ended October 31, 2002. As a percentage of total revenues, our general and administrative expenses decreased from 7.2% in the third quarter of fiscal 2001 to 5.0% in the third quarter of fiscal 2002 as our fixed costs were sufficient to fund services for an expanded revenue base. The increase in general and administrative expenses was driven by an increase in compensation expense for additional personnel to handle our growing business, together with expenses associated with growing a public company, such as professional fees, insurance premiums and public relations costs. We expect general and administrative expenses in both our operating segments to continue to grow as we hire additional personnel, and we expect to incur additional general and administrative expenses related to the growth of our business and our operations as a public company.

Amortization of Goodwill and Other Intangible Assets. Amortization of intangible assets was approximately $1.2 million in the three months ended October 31, 2002 as compared with amortization of goodwill and other intangible assets of $4.7 million in the three months ended October 31, 2001. As a result of adopting SFAS No. 142, our amortization expense was significantly less in the third quarter of fiscal 2002 than in the third quarter of fiscal 2001, because goodwill is no longer subject to amortization and instead requires an impairment review at least annually. We expect our amortization expense of intangible assets to increase as we acquire additional businesses.

INCOME  (LOSS)  FROM  OPERATIONS

Our income from operations was $11.6 million in the third quarter of fiscal 2002 compared to a $2.8 million loss from operations in the third quarter of fiscal 2001. The transition from operating loss to operating income reflects greater efficiency in selling merchandise to our name database and achieving economies of scale in selling larger advertising and marketing services packages across a wider range of clients, together with the elimination of goodwill amortization for the third quarter of fiscal 2002.

INTEREST  INCOME,  NET

Interest income, net of expense, includes investment income from our cash equivalents and from available-for-sale marketable securities and expenses related to our financing obligations. In the three months ended October 31, 2002, we generated net interest income of $330,000 versus $223,000 in the three months ended October 31, 2001 due to the investment of proceeds raised in our public equity offering in February 2002, as well as our private placement of common equity in January 2002.

INCOME  TAX  EXPENSE

In the three months ended October 31, 2002, we were subject to income tax expense of $336,000 due to operating income generated at the state level as compared with $75,000 for the three months ended October 31, 2001. No federal income tax in the third quarter of fiscal 2001 or fiscal 2002 was due as we continued to utilize available net operating loss carry forwards.

NINE  MONTHS  ENDED  OCTOBER  31,  2001  AND  OCTOBER  31,  2002

The following table sets forth the statements of operations data for the periods indicated as a percentage of revenues:

                                                      Nine  months
                                                    ended  October  31,

                                                   2001            2002
                                                 --------        --------

Net merchandise revenues                            76.2%           53.1%
Sponsorship and other revenues                       23.8            46.9
                                                 --------        --------
Total revenues                                      100.0           100.0
Cost of goods sold                                   42.3            47.7
                                                 --------        --------
Gross profit                                         57.7            52.3
Operating expenses:
Selling and marketing                                53.6            36.8
General and administrative                            9.4             6.6
Amortization of goodwill and other
intangible assets                                    12.9             1.5
                                                 --------        --------
Total operating expenses                             75.9            44.9

(Loss) income from operations                       (18.2)            7.4
Interest income, net                                  0.7             0.8
Gain on sales of marketable securities, net           0.7              --
Provision for income taxes                             --            (0.4)
                                                 --------        --------
Net (loss) income                                 (16.8)%            7.8%
                                                 ========        ========



REVENUES

Merchandise Revenues. Net merchandise revenues increased from $77.3 million in the nine months ended October 31, 2001 to $103.9 million in the nine months ended October 31, 2002, a 34% increase. The increase in merchandise revenues for the first nine months of fiscal 2002 versus the first nine months of fiscal 2001 was due primarily to the increased size of our name database to which we marketed our merchandise offerings, our broadened merchandise assortment, and the nine months of revenue contribution in fiscal 2002 as compared with one month of revenue contribution in fiscal 2001 from Dan's Comp, which we acquired in September 2001.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $91.8 million in the first nine months of fiscal 2002 from $24.2 million in the first nine months of fiscal 2001, an increase of 280% due primarily to the selling efforts by our in-house advertising sales force, which expanded relationships with existing advertising clients and established new relationships in the first nine months of fiscal 2002, along with the revenue contributions resultant from recently acquired businesses, principally, Cass Communications, which we acquired in August 2001, the 360 Youth division of MarketSource Corporation, which we acquired in November 2001, and MPM Holding, which we acquired in July 2002.

COST  OF  GOODS  SOLD

Our cost of goods sold increased from $42.9 million in the nine months ended October 31, 2001 to $93.4 million in the nine months ended October 31, 2002, a 118% increase. The increase in cost of goods sold in the first nine months of fiscal 2002 as compared with the first nine months of fiscal 2001 was due primarily to the increase in volume of merchandise sales to our growing customer base, the costs of our enlarged location-based marketing services activities and our expanded newspaper advertisement placement operation.

Our gross profit as a percentage of total revenues decreased from 57.7% in the nine months ended October 31, 2001 to 52.3% in the nine months ended October 31, 2002 due primarily to the lower gross margin of our sponsorship and other revenues comprising a larger portion of our total revenue base resulting from our expanded newspaper, event marketing, customer acquisition and sampling businesses.

OPERATING  EXPENSES

Selling and Marketing. Selling and marketing expenses increased 32% from $54.3 million in the nine months ended October 31, 2001 to $72.0 million in the nine months ended October 31, 2002 primarily due to the increased costs incurred in marketing, selling and shipping to our expanded name database; the hiring of additional sales and marketing personnel; the addition of sales staff associated with recently acquired media and marketing services businesses; and increased spending on website maintenance. As a percentage of total revenues, our selling and marketing expenses decreased from 53.6% in the first nine months of fiscal 2001 to 36.8% in the first nine months of fiscal 2002 primarily due to our more targeted merchandise marketing to our enlarged name database, improved fulfillment efficiencies resulting from increased shipping activity, improved advertising sales force productivity and reduced general advertising and marketing activity. Shipping and handling costs, which we include in selling and marketing expenses, were $8.9 million and $7.3 million for the nine months ended October 31, 2002 and October 31, 2001, respectively.

General and Administrative. General and administrative expenses increased 34.7% from $9.5 million in the nine months ended October 31, 2001 to $12.8 million in the nine months ended October 31, 2002. As a percentage of total revenues, our general and administrative expenses decreased from 9.4% in the first nine months of fiscal 2001 to 6.6% in the first nine months of fiscal 2002 as we spread fixed costs over an expanded revenue base. The increase in general and administrative expenses was attributable primarily to an increase in compensation expense for additional personnel to handle our growing business, together with expenses associated with growing a public company such as professional fees, insurance premiums and public relations costs.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was approximately $2.9 million in the nine months ended October 31, 2002 as compared with $13.1 million in the nine months ended October 31, 2001. As a result of adopting SFAS No. 142, our amortization expense decreased significantly in the first nine months of fiscal 2002 compared with the first nine months of fiscal 2001. We expect our amortization expense of intangible assets to increase as we acquire additional businesses.

INCOME  (LOSS)  FROM  OPERATIONS

Our income from operations was $14.5 million in the first nine months of fiscal 2002 compared to the $18.4 million loss from operations in the first nine months of fiscal 2001. The transition from operating loss to operating income reflects greater efficiency in selling merchandise to our name database and achieving economies of scale in selling larger advertising and marketing services packages across a wider range of clients, together with the elimination of goodwill amortization for the first nine months of fiscal 2002.

INTEREST  INCOME,  NET

In the nine months ended October 31, 2002, we generated net interest income of $1.5 million as compared to $712,000 in the nine months ended October 31, 2001 due to the investment of net proceeds raised in our public equity offering in February 2002, as well as our private placements of common equity in fiscal 2001.

INCOME  TAX  EXPENSE

In the nine month period ended October 31, 2002, we were subject to income tax expense of $779,000 due to operating income generated at the state level as compared to $75,000 for the nine month period ended October 31, 2001. No federal income tax in the first nine months of fiscal 2001 and fiscal 2002 will be due as we utilize net operating loss carry forwards.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we have generated negative cash flow from operations prior to fiscal 2001. At October 31, 2002, we had approximately $51.3 million of cash, cash equivalents and short-term investments. Our principal commitments at

October 31, 2002 consisted of accounts payable, accrued expenses and obligations under operating and capital leases. In February 2002, we raised approximately $56.6 million, net of expenses and underwriters' discounts, in an underwritten public offering of 4,000,000 shares of our common stock.

Net cash provided by operating activities was $3.4 million in the first nine months of fiscal 2002 as a result of more efficient database marketing, greater advertising sales force productivity and general expense control, offset in part by increased inventory to support future merchandise sales and increased accounts receivable resultant from our enlarged advertising sales base. Net cash used in operating activities was $9.4 million in the nine months ended October 31, 2001 to fund our operating loss, increased accounts receivable and increased inventory.

Cash used in investing activities was $104.7 million in the first nine months of fiscal 2002 due to the net application of $19.9 million of cash to acquire marketable securities, $77.3 million to acquire businesses, $2.7 million for capital expenditures and $4.9 million to acquire databases and marketing rights. Cash used in investing activities of $15.2 million in the first nine months of fiscal 2001 resulted from $27.0 million used in connection with business acquisitions, $1.8 million used for capital expenditures and $30,000 to acquire databases, offset by $13.7 million provided by net sales and maturities of marketable securities.

Net cash provided by financing activities was $55.8 million in the nine months ended October 31, 2002 due primarily to the gross proceeds from our public equity offering in February 2002. In the nine months ended October 31, 2001, net cash provided by financing activities of $30.8 million resulted primarily from our issuances of Series A and Series B Redeemable Convertible Preferred Stock.

Our liquidity position as of October 31, 2002 consisted of $51.3 million of cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions, for at least the next 24 months. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

In October 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect that the implementation of this standard will have a material impact on our financial condition, results of operations or cash flows.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve a number of substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "may," "could," "plan," "believe," "estimate," "expect" and "intend" and similar expressions are intended to identify such forward-looking statements.

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

WE  MAY  NOT  BE  ABLE  TO  ACHIEVE  OR  MAINTAIN  PROFITABILITY.

Since our inception in January 1996, we have incurred significant net losses. We have never reported positive net income for a full fiscal year, and we may never do so. As of October 31, 2002, we had an accumulated deficit of approximately $60.0 million. Although we expect to generate positive net income in fiscal
2002,  there  is  no  assurance  that  we  will  do  so.

OUR  BUSINESS  MAY  NOT  GROW  IN  THE  FUTURE.

Since our inception, we have rapidly expanded our business, growing from revenues of $2.0 million for fiscal 1997 to $195.6 million for the first nine months of fiscal 2002. Our continued growth will depend to a significant degree on our ability to increase revenues from our merchandising businesses, to maintain existing sponsorship and advertising relationships and to develop new relationships, to integrate acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control including:

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

OUR SUCCESS DEPENDS LARGELY ON THE VALUE OF OUR BRANDS, AND IF THE VALUE OF OUR BRANDS WERE TO DIMINISH, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

The prominence of our Alloy, CCS, Dan's Comp and, from our acquisition of GFLA, Inc. ("Girlfriends LA") in March 2002, Girlfriends LA catalogs and websites and our related consumer magazines among our Generation Y target market, and the prominence of our CASS Communications, 360 Youth, Private Colleges & Universities and Market Place Media brands and media franchises with advertisers are key components of our business. If our consumer brands or their associated merchandise and editorial content lose their appeal to Generation Y consumers, our business could be adversely affected. The value of our consumer brands could also be eroded by misjudgments in merchandise selection or by our failure to keep our content current with the evolving preferences of our audience. These events would likely also reduce sponsorship and advertising sales for our merchandise and publishing businesses and may also adversely affect our marketing and services businesses. Moreover, we anticipate that we will continue to increase the number of Generation Y consumers we reach, through means which may include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us in this regard could damage our existing or future brands. If any of these developments occur, our business would suffer.

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

OUR REVENUES AND INCOME COULD DECLINE DUE TO GENERAL ECONOMIC TRENDS, DECLINES IN CONSUMER SPENDING AND SEASONALITY.

Our revenues are largely generated by discretionary consumer spending or advertising seeking to stimulate that spending. Advertising expenditures and consumer spending all tend to decline during recessionary periods, and may also decline at other times. Accordingly, our revenues could decline during any general economic downturn. In addition, our revenues have historically been higher during the third and fourth fiscal quarters, coinciding with the start of the school calendar and holiday season spending, than in the firsthalf of our fiscal year. Therefore, our results of operations in our third and fourth fiscal quarters may not be indicative of our full fiscal year performance.

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

WE MUST EFFECTIVELY MANAGE OUR VENDORS TO MINIMIZE INVENTORY RISK AND MAINTAIN OUR MARGINS.

We attempt to maintain inventory levels to meet anticipated quantities of products demanded by our customers. If we underestimate quantities demanded by our customers and our vendors cannot restock, then we may disappoint customers who may then turn to our competitors. We require our vendors to meet minimum restocking requirements, but if our vendors cannot meet these requirements and we cannot find alternative vendors, we could be forced to carry more inventory than we have in the past. Our risk of inventory writedowns would increase if we were to hold large inventories of merchandise that prove to be unpopular.

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

WE ARE VULNERABLE TO NEW TAX OBLIGATIONS THAT COULD BE IMPOSED ON CATALOG AND ONLINE COMMERCE TRANSACTIONS.

We do not collect sales or other similar taxes for shipments of goods into most states. However, various states or foreign countries may seek to impose sales tax obligations on us for our catalog and online merchandise sales. Proposals have been made at state and local levels that would impose additional taxes on the sale of goods and services through catalogs and the internet. For example, in November 2002, 32 states approved model legislation that would permit state and local jurisdictions to begin collecting tax on sales over the internet. If the Streamlined Sales Tax Project is adopted by up to ten additional states, and approved by Congress, additional taxes could be imposed on the sale of goods and services through the internet. This and other proposals, if adopted, could substantially impair the growth of our merchandising businesses by making direct sales comparatively less attractive to consumers than traditional retail purchasing and could otherwise have a material and adverse effect on our business. Existing federal legislation limits the ability of states to impose taxes on internet-based transactions until November 2003. A number of states have attempted to impose sales taxes on catalog sales from businesses such as ours. A successful assertion by one or more states that we should have collected or should be collecting sales taxes on the sale of products could have a material and adverse effect on our business.

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

OUR STOCK PRICE HAS BEEN VOLATILE, IS LIKELY TO CONTINUE TO BE VOLATILE, AND COULD DECLINE SUBSTANTIALLY.

The price of our common stock has been, and is likely to continue to be, volatile. In addition, the stock market in general, and companies whose stock is listed on The Nasdaq National Market, including marketing and media companies similar to us, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies, and we may experience similar fluctuations in the future. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

As of October 31, 2002, our exposure to market risk is principally confined to our cash equivalents and marketable securities, all of which have maturities of less than 24 months. We maintain a non-trading portfolio of investment-grade, liquid debt securities that limits the amount of credit exposure to any one issue or issuer.

ITEM  4.  CONTROLS  AND  PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) on December 2, 2002, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessels and Landenburg Thalmann & Co., Inc. The complaint purportedly is filed on behalf of persons purchasing our stock between May 14, 1999 and December 6, 2000 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act, and Section 10(b)(5) of the Exchange Act and Rule 10b-5 promulgated thereunder.

On or about April 19, 2002, plaintiff filed an amended complaint against us, the individual defendants and the underwriters. The amended complaint asserts violations of Section 10(b) of the Exchange Act and mirrors allegations asserted against scores of other issuers sued by plaintiffs' counsel. Pursuant to an omnibus agreement negotiated with a representative of the plaintiffs' counsel, Messrs. Diamond and Johnson have been dismissed from the litigation without prejudice. Management believes that the remaining allegations against us are without merit and intends to vigorously defend the claims. To that end, and in accordance with the Court's case management instructions, we have joined in a global motion to dismiss the amended complaints which was filed by the issuers' liaison counsel. That motion is sub judice.

We are involved in additional legal proceedings which have arisen in the ordinary course of business. We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

(a)  Not  applicable.

(b)  Not  applicable.

(c)  Sales  of  Unregistered  Securities.

On August 19, 2002, as performance-based partial consideration for our prior acquisitions of all of the issued and outstanding capital stock of Triple Dot Communications, Inc. ("Triple Dot"), a Massachusetts corporation, and all of the membership interests of Y-Access LLC ("Y-Access"), a Massachusetts limited liability company, we issued an aggregate of 7,798 shares of unregistered common stock to the two former shareholders of Triple Dot and the four former securityholders of Y-Access.

On September 13, 2002, as performance-based partial consideration for our prior acquisition of all of the issued and outstanding capital stock of Target Marketing and Promotions, Inc. ("Target"), a Massachusetts corporation, we issued an aggregate of 68,401 shares of unregistered common stock to the two former shareholders of Target.

On October 23, 2002, as performance-based partial consideration for our prior acquisition of all of the Strength Magazine assets of Rapid Service Company ("Rapid Service"), an Ohio corporation, we issued an aggregate of 27,248 shares of unregistered common stock to Rapid Service.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act and registration requirements set forth in Section 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

(d)  Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Not  applicable.

ITEM  5.  OTHER  INFORMATION.

On December 13, 2002, we acquired all of the issued and outstanding stock of Old Glory Boutique Distributing, Inc., a direct marketing company with a database of approximately 300,000 names. We paid $9.59 million in cash to complete the acquisition.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.3 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Fork 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

10.1 Third Lease Modification and Extension Agreement, dated as of August 31, 2002 between Abner Properties Company c/o Williams USA Realty Services, Inc. and Alloy, Inc.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code).

(b)  Reports  on  Form  8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALLOY, INC.

Date:  December 16,  2002                   By:  /s/  Samuel  A. Gradess
                                                  -------------------------
                                              Samuel  A.  Gradess
                                              Chief  Financial  Officer
                                             (Principal  Financial  Officer  and
                                              Duly  Authorized  Officer)


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16,  2002               By:  /s/  Samuel  A. Gradess
                                        ----------------------------
                                        Samuel  A.  Gradess
                                        Chief  Financial  Officer
                                        (Principal  Financial  Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report, is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  16,  2002                 By:  /s/  Matthew C. Diamond
                                            -----------------------------
                                            Matthew  C.  Diamond
                                            Chief  Executive  Officer
                                            (Principal  Executive  Officer)

                                  EXHIBIT INDEX

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.3 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Fork 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

10.1 Third Lease Modification and Extension Agreement, dated as of August 31, 2002 between Abner Properties Company c/o Williams USA Realty Services, Inc. and Alloy, Inc.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code).