Form 10-K
period 2003-01-31
ALLOY  INC
filed 2003-05-01
CIK 1080359

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2003

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

                                 (212) 244-4307
              (Registrant`s telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, PAR VALUE $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting and non-voting common equity held by non-affiliates as of April 25, 2003 was $216,089,542 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Registrant`s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant`s Common Stock outstanding on April 25, 2003 was 41,072,166.

Certain information in the Registrant`s definitive proxy statement for its 2003 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the Registrant`s fiscal year end, is incorporated by reference into Part III of this Report.


                                      INDEX
                                                                                                            PAGE

 PART I
 Item 1.       Business                                                                                      2
 Item 2.       Properties                                                                                    7
 Item 3.       Legal Proceedings                                                                             8
 Item 4.       Submission of Matters to a Vote of Security Holders                                           8

 PART II
 Item 5.       Market for Registrant`s Common Equity and Related Stockholder Matters                         9
 Item 6.       Selected Financial Data                                                                      10
 Item 7.       Management`s Discussion and Analysis of Financial Condition and Results of Operations        12
 Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                   23
 Item 8.       Financial Statements and Supplementary Data                                                  23
 Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         24

 PART III
 Item 10.      Directors and Executive Officers of the Registrant                                           24
 Item 11.      Executive Compensation                                                                       24
 Item 12.      Security Ownership of Certain Beneficial Owners and Management                               24
 Item 13.      Certain Relationships and Related Transactions                                               24
 Item 14.      Controls and Procedures                                                                      24

 PART IV
 Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                              24

 SIGNATURES
 Signatures                                                                                                 25

 EXHIBITS
 Exhibit Index                                                                                              25

 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
 Index to Consolidated Financial Statements and Schedule                                                   F-1


                                     PART I
ITEM 1.  BUSINESS.

OVERVIEW

We are a media, marketing services and direct marketing company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. According to the U.S. Census Bureau, more than 35% of the US population is under the age of 24, and there are more young people in the United States today than at any other time in history. According to studies by Harris Interactive, each year in the United States teenagers spend $175 billion, and college students spend more than $200 billion. Harris Interactive studies have also shown that up to 1 in 4 consumer dollars spent in the United States is either spent or influenced by a person under the age of 18.

Our business integrates direct mail catalogs, print media, websites, display media boards, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. We reach a significant portion of Generation Y consumers through our various media assets, marketing services programs and direct marketing activities. As a result, we are able to offer advertisers targeted access to the youth market. Additionally, our assets have enabled us to build a comprehensive database that includes detailed information about more than 13.3 million Generation Y consumers. We believe we are the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing us with a deep understanding of the youth market.

We were incorporated in January 1996, launched our Alloy website in August 1996 and began generating meaningful revenues in August 1997 following the distribution of our first Alloy catalog. Since then, we have grown rapidly, both organically and through the completion of strategic acquisitions. Our consolidated revenues have increased from $2.0 million for the fiscal year ended January 31, 1997 to $299.3 million for the fiscal year ended January 31, 2003 ("fiscal 2002").

We believe our business will continue to grow as we capitalize on the following four key assets:

o Broad Access to Generation Y. Our collection of media and marketing assets enables us to reach a significant portion of the over 60 million Generation Y consumers by:

                  o circulating over 50 million direct mail catalogs annually;

                  o        producing magazines, college guides and books;

                  o owning and operating over 30,000 display media boards on college and high school campuses throughout the United States;

                  o placing advertising in over 6,000 college and high school newspapers nationwide; and

                  o interacting with our registered online user base that, as of January 31, 2003, exceeded 16 million individuals, including over 3 million users who subscribe to our targeted e-mail magazines.

o Comprehensive Generation Y Database. As of January 31, 2003, our database contained information about more than 13.3 million individuals, including approximately 4.7 million who have purchased products directly from us. In addition to names and addresses, our database contains a variety of valuable information that may include age, purchasing history, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media, marketing services and merchandising programs, as well as through acquisitions of companies that have database information. We analyze these data in detail, enabling us to improve response rates from our own direct sales efforts and to offer advertisers cost-effective ways of reaching highly targeted audiences.

o Established Media Franchises. Our principal media franchises are well known by Generation Y consumers and by advertisers that target this market. Alloy, CCS, Dan`s Comp and Girlfriends LA are recognized brands among Generation Y consumers. Each of these multi-media brands targets a specific segment of the youth market through catalogs, websites or related consumer magazines. For advertisers, our portfolio of marketing businesses includes established marketers that target the youth market such as MarketPlace Media, CASS Communications, 360 Youth, and Private Colleges & Universities, which collectively have over 60 years of experience in creating and implementing advertising and marketing programs for the youth market.

o Strong Relationship with Advertisers and Marketing Partners. We provide advertisers and marketing partners with highly targeted, measurable and effective means to reach the Generation Y audience. Our seasoned advertising sales force of over 90 professionals has established strong relationships with youth marketers. We currently have over 1,000 advertising clients, including AT&T Wireless, Hasbro, Hershey, Eastman Kodak, Nestle, Reebok, Procter & Gamble and Universal Studios.

We generate revenue from two segments:

         o        MERCHANDISING
         o        SPONSORSHIP AND OTHER ACTIVITIES


MERCHANDISING

Our merchandising segment derives revenues from sales of merchandise to consumers through our catalogs and websites. Net merchandise revenues for fiscal years 2000, 2001 and 2002 were $76.7 million, $124.1 million and $167.6 million, respectively.

Each of our catalogs and associated websites targets a particular segment of Generation Y and offers products of interest to its audience.

Alloy - Our Alloy catalog ranges in length from 48 to 76 pages and offers for sale an assortment of apparel, accessories, footwear and room furnishings targeted at Generation Y girls. We generally mail at least ten versions of this catalog each fiscal year and allocate up to 13 pages per catalog to our advertising clients and marketing partners. Our flagship Alloy website (WWW.ALLOY.COM) provides a broad range of merchandise, community, and content for Generation Y girls. Through this website, we offer the apparel items, outerwear, accessories, footwear, cosmetics and room furnishings that are available in our Alloy catalogs, as well as additional products and special offers.

CCS -- Our CCS catalog, which targets Generation Y boys, ranges from 52 to 92 pages in length and offers an assortment of action sports equipment, such as skateboards and snowboards, and related apparel, accessories and footwear. We generally mail at least eight versions of this catalog each fiscal year and allocate up to 13 pages per catalog to our advertising clients and marketing partners. Our CCS website (WWW.CCS.COM) features products, content and community for action sports enthusiasts. We offer the same action sports equipment and related accessories, apparel items and footwear that are found in our CCS catalogs, as well as additional products and special offers. We acquired CCS in July 2000.

Dan`s Comp -- Our Dan`s Comp catalog, which also targets Generation Y boys, focuses on the BMX bike market and offers BMX bikes, parts and safety equipment, as well as related apparel, accessories and footwear. We mailed seven versions of the Dan`s Comp catalog during fiscal 2002. Our Dan`s Comp website (WWW.DANSCOMP.COM) is a popular online destination for BMX bike enthusiasts. We offer Generation Y consumers the same BMX bike sports equipment and related accessories, apparel items and footwear that we offer in our Dan`s Comp catalogs, as well as additional products and special offers. We acquired Dan`s Comp in September 2001.

Girlfriends LA -- Our Girlfriends LA catalog targets Generation Y girls and offers a variety of accessories, footwear, apparel and room furnishings. During fiscal 2002, we mailed nine versions of the Girlfriends LA catalog. Our Girlfriends LA website (WWW.GIRLFRIENDSLA.COM) is designed to complement the catalog and offers the same accessories, apparel items and footwear, as well as additional products and special offers. We acquired Girlfriends LA in March 2002.

Old Glory -- Our Old Glory catalog principally targets both Generation Y boys and girls and offers music and entertainment related lifestyle products including apparel, accessories and collectibles. Our Old Glory website (WWW.OLDGLORY.COM) is designed to complement the catalog and offers the same apparel, accessories and collectibles, as well as additional products and special offers. We acquired Old Glory in December 2002.

MERCHANDISING STRATEGY

Our merchandising strategy is designed to minimize our exposure to trend risk and to facilitate speed to market and product assortment flexibility. Our primary objective is to reflect, not lead, Generation Y styles and tastes. We select merchandise from what we believe are quality designers and producers, allowing us to stay current with the tastes of the market rather than to predict future trends. Our buyers and merchandisers work closely with our many vendors to tailor products to our specifications. Through this strategy, we believe we are able to minimize design risk and make final product selections only two to three months before the products are brought to market, not the typical six to nine months required by many apparel retailers.

We have designed our operational processes to support our merchandising strategy. Our buyers have years of experience working with Generation Y retail and direct marketing companies. We believe our staff has a proven ability to identify desirable products and ensure that our vendors meet specific guidelines regarding product quality and production time. At present, we use primarily domestic vendors who have the ability to produce and ship products within two to eight weeks. This speed to market gives us flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of Generation Y.

Our merchandising strategy also enables us to manage our inventory levels efficiently. We attempt to limit the size of our initial merchandise orders and rely on quick re-order ability. Because we do not make aggressive initial orders, we believe we are able to limit our risk of excess inventory. Additionally, we use our websites to offer special product prices and periodically mail various sales catalogs to our customers to sell slower moving inventory.

Because Alloy, CCS, Dan`s Comp and Girlfriends LA are recognized and popular brands among Generation Y consumers, our websites and catalogs are a valuable marketing tool for our vendors. As a result, our vendors typically grant us online and catalog exclusivity for products we select. We believe this exclusivity makes the merchandise in the Alloy, CCS, Dan`s Comp and Girlfriends LA catalogs more attractive to our target audience and protects us from direct price comparisons. Our merchandise selection includes products from more than 500 vendors. Brands currently offered through Alloy include nationally recognized names such as Vans, Roxy/Quiksilver and Skechers, as well as smaller, niche labels, including Paris Blues, Free People and Mudd. CCS carries merchandise and equipment from major action sports brands such as World Industries, Osiris and Birdhouse. Dan`s Comp merchandise includes a complete line of BMX-style bicycles, parts, safety equipment, apparel and accessories from brands including Huffy, Hoffman and Free Agent bikes, and Etnies, Split and DC apparel and footwear.

ORDERING, FULFILLMENT AND CUSTOMER SERVICE

In order to take, fulfill and ship orders for our Alloy, CCS and Girlfriends LA merchandise business, we use a full-service, integrated call center and fulfillment center staffed with trained personnel and owned and operated by NewRoads, Inc. ("NewRoads"), a specialized third-party fulfillment services company. In Martinsville, Virginia, NewRoads has over 400,000 square feet of warehouse space to support Alloy`s current activity as well as its anticipated growth and a 250-seat call center to handle both Alloy and Girlfriends LA inquiries. In addition, NewRoads has over 300,000 square feet of warehouse space in Portland, Tennessee to support CCS and Girlfriends LA warehouse and fulfillment activities and a 150-seat call center in San Luis Obispo, California to handle CCS inquiries. We closely monitor our NewRoads relationship, in part by having several of our employees working on site at each NewRoads facility.

We process Dan`s Comp orders through our own 23-seat call center and warehouse facility located in Mt. Vernon, Indiana. We staff our Dan`s Comp call center and warehouse with our own employees. The Dan`s Comp fulfillment center has approximately 30,000 square feet of warehouse space.

We initially processed Old Glory orders through a 30-seat call center and warehouse facility located in Westbrook, Connecticut and owned and operated by the former owners of Old Glory. In April 2003, we transferred the Old Glory call center and warehouse operations to NewRoads, which handles the Old Glory call center functions at its San Luis Obispo, California location and the Old Glory warehousing activities from its facilities located in Portland, Tennessee.

We believe that high levels of customer service and support are critical to the value of our services and to retaining and expanding our customer base. We routinely monitor customer service calls at each of our call centers for quality assurance purposes. Additionally, we review our call and fulfillment centers` policies and distribution procedures on a regular basis. We also continue to evaluate whether we should operate our own warehouses and call centers, or whether we should contract these functions out to third parties. We ship our merchandise by common carrier.

Trained customer service representatives and sales personnel are available for the Alloy and Girlfriends LA brands 24 hours a day, 7 days per week through multiple toll-free telephone numbers. CCS and Old Glory trained customer service representatives are available from 5:00 A.M. to 10:00 P.M. Eastern Standard Time, Monday through Friday; 5:00 A.M. to 9:30 P.M. on Saturday; and 9:30 A.M. to 10:00 P.M. on Sunday, while sales personnel are available 24 hours a day, 7 days per week. Dan`s Comp customer service representatives and sales personnel are available from 8:00 A.M. to 11:00 P.M. Eastern Standard Time, Monday through Friday; from 9:00 A.M. to 10:00 P.M. on Saturday, and from 12 P.M. to 8 P.M. on Sunday. The representatives guide customers through the order process, monitor order progress and provide general information about our products such as sizing advice and product features.

SPONSORSHIP AND OTHER ACTIVITIES

Our "sponsorship and other activities" segment derives revenue largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y. Advertisers can reach Generation Y through integrated marketing programs that include our catalogs, magazines, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that we provide. Sponsorship and other revenues for fiscal years 2000, 2001 and 2002 were $14.5 million, $41.6 million and $131.8 million, respectively.

Sponsorships and Advertising

360 Youth is our media and marketing arm, which includes the assets and experience of several college and teen marketing companies, including CASS Communications, Market Place Media (All Campus Media & Armed Forces Communications), YouthStream and others, to provide sales and marketing solutions targeting young adults. 360 Youth enables Fortune 500 companies and other advertising clients to reach more than 25 million Generation Y consumers each month through a comprehensive mix of programs incorporating proprietary media assets such as school-based media boards, websites, magazines and catalogs, as well as college, high school, military base and multi-cultural newspapers. We own and operate over 30,000 display media boards that are located in high traffic areas on college and high school campuses. These one, two or three panel display media boards often feature full color, backlit advertising as well as scrolling electronic messaging. Through our newspaper advertising units, we are able to connect advertisers with more than 15 million readers throughout the United States.

Promotional Marketing

Alloy Marketing & Promotions (AMP) is our promotional marketing unit specializing in event and field marketing, sampling and acquisitions programs. During fiscal 2002, we consolidated under AMP the assets and experience of established promotion agencies and marketing services companies, including the 360 Youth business of MarketSource Corporation, Triple Dot Communications, Y-Access and Target Marketing & Promotions, to deliver effective, customized promotions. AMP clients include Diageo, Hasbro, AT&T Wireless, New Balance and Procter & Gamble.

Print Media/Websites

We reach Generation Y consumers through custom publications, the Internet, catalogs and magazines.

ALLOY/CCS/DAN`S COMP/GIRLFRIENDS LA - Our catalogs enable our advertising clients and marketing partners to reach the Generation Y audience through print advertisements. Since 2000, we have included advertising pages in our catalogs. Currently, we allocate up to 13 pages per Alloy and CCS catalog, up to 10 pages per Dan`s Comp catalog, and up to 4 pages per Girlfriends LA catalog to our advertising clients and marketing partners.

PRIVATE COLLEGES & UNIVERSITIES - Under the Private Colleges & Universities brand, we publish over 30 editions of targeted college guides providing information about private colleges and universities and the admissions process to college-bound high school students, their parents, and high-school guidance counselors. Our editions target students based on academic achievement, geography and special interests such as science and medicine, among others. We distribute our guidebooks to the homes of college-bound students across the United States. Complementing our published college and university guides, our Private Colleges & Universities websites provide information on colleges and universities to college-bound high school students. Hundreds of colleges and universities advertise their programs and recruit students via these websites. We acquired Private Colleges & Universities in April 2001.

eSTUDENTLOAN -- Our eStudentLoan websites feature college scholarship and financial aid database search engines. These websites complement our college recruitment publications and websites to serve the college-bound segment of Generation Y. We acquired eStudentLoan in November 2001.

STRENGTH MAGAZINE -- Strength, a monthly glossy consumer magazine, is a lifestyle publication for action sports enthusiasts, with a complementary website (WWW.STRENGTHMAG.COM). Strength is a companion to our CCS and Dan`s Comp catalogs and websites. We acquired Strength in February 2001.

ALLOYGIRL MAGAZINE -- AlloyGirl is a glossy lifestyle magazine for Generation Y girls. AlloyGirl is published quarterly and distributed to a select portion of our name database on a controlled circulation basis. AlloyGirl contains articles on issues of interest to Generation Y girls in addition to promotions, advertising and information about fashion, accessories and products.

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

SALES & MARKETING SALESFORCE

Our advertising sales organization includes over 90 sales professionals who are either account managers generally responsible for specific geographic regions or product specialists. Our account managers and product specialists work closely together to cross-sell our media assets and marketing capabilities to existing advertising customers and to build relationships with new advertisers. Our account managers are trained and motivated to sell the entire portfolio of our media and advertising services including:

         o        advertising in our catalogs, magazines and websites;

         o        advertising on our display media boards;

         o marketing programs such as on-campus product sampling, customer acquisition programs, and promotional events; and

         o advertising in college, high school and military base newspapers.

Our advertising sales organization has grown through a combination of external hiring and our acquisitions of Private Colleges & Universities, CASS Communications, 360 Youth and Market Place Media, each of which had an experienced sales force.

Our advertisers come from a wide range of industries that target the Generation Y audience including apparel, consumer goods and electronics, cosmetics, entertainment, financial services, food and beverage and others. Our advertising revenue base is well diversified, and no single advertiser represented more than 2% of our total sponsorship and advertising revenue in fiscal 2002.

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

We strive for no downtime in our online services. All critical components of the system are redundant, which allows continuous service in case of unexpected component failure, maintenance or upgrades.

Currently, we license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing proprietary online infrastructure solutions. We provide most services related to maintenance and operation of our websites internally, under the direction of our Chief Technology Officer. Since April, 2002, Exodus, a Cable & Wireless Service, and Equinix Inc., third-party providers located in Sterling, Virginia and Ashburn, Virginia, respectively, have provided us with co-location and bandwidth (i.e., our internet connection). Our infrastructure is scaleable which allows us to adjust quickly to our expanding user base.

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

We believe that our principal competitive advantages are:

         o        the size and level of detail in our database;

         o        our relationships with advertisers and marketing partners;

         o the consumer and media brands we have developed in the Generation Y market;

         o our knowledge of the Generation Y audience and our ability through our marketing franchises to continually analyze the market; and

         o our ability to deliver targeted Generation Y audiences to advertisers through cost-effective, cross-media advertising programs.

INTELLECTUAL PROPERTY

We have registered the Alloy name, among other trademarks, with the U.S. Patent and Trademark Office. Applications for the registration of certain of our other trademarks and service marks are currently pending. We also use trademarks, trade names, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others` intellectual property.

GOVERNMENT REGULATION

We are subject, directly and indirectly, to various laws and governmental regulations relating to our business. The internet is rapidly evolving and there are few laws or regulations directly applicable to online commerce and community websites. Due to the increasing popularity and use of the internet, governmental authorities in the United States and abroad may adopt laws and regulations to govern internet activities. Laws with respect to online commerce may cover issues such as pricing, taxing, distribution, unsolicited email ("spamming") and characteristics and quality of products and services. Laws with respect to community websites may cover content, copyrights, libel, obscenity and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the internet could have a material and adverse effect on our business, results of operations and financial condition.

Governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence and/or operate in those jurisdictions. As our products and advertisements are available over the internet anywhere in the world, and we conduct marketing programs in numerous states, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions.

Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws. For example, a French court has ruled that a website operated by a United States company must comply with French laws regarding content, and an Australian court has applied the defamation laws of Australia to the content of a U.S. publisher posted on the company`s website. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future, or that foreign citizens will not obtain jurisdiction over us in a foreign country, subjecting us to litigation in that country under the laws of that country.

The U.S. Congress enacted the Children`s Online Privacy Protection Act of 1998 ("COPPA"). The Federal Trade Commission ("FTC") promulgated regulations implementing COPPA on October 21, 1999, which became effective on April 21, 2000. The principal COPPA requirements apply to websites, or those portions of websites, directed to children under age 13. COPPA mandates that individually identifiable information about minors under the age of the 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology, subject to certain limited exceptions. As a part of our efforts to comply with the new requirements, we have decided not to provide many of our services to children under the age of
13. This will likely dissuade some percentage of our customers from using our website, which may adversely affect our business. While we use our best efforts to ensure that our websites are compliant with COPPA, our efforts may not have been successful. If this is the case, we may face litigation with the FTC or individuals or face a civil penalty, which could adversely affect our business.

A number of government authorities both in the United States and abroad, as well as private parties, are increasing their focus on privacy issues and the use of personal information. The FTC and attorneys general in several states have investigated the use of personal information by some internet companies. In particular, an attorney general may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company. As a result, we review our privacy policies on a regular basis and we believe we are in compliance with relevant federal and state laws. However, our business could be adversely affected if new regulations or decisions regarding the use and/or disclosure of personal information are made, or if government authorities or private parties challenge our privacy practices.

The European Union Directive on the Protection of Personal Data may affect our ability to make our websites available in Europe if we do not afford adequate privacy to European users. Similar legislation was recently passed in other jurisdictions and may have a similar effect. Legislation governing privacy of personal data provided to internet companies is in various stages of development and implementation in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective.

EMPLOYEES

As of January 31, 2003, we had 695 full-time employees, of whom 31 were senior management; 338 worked in sales, marketing and sales support; 25 worked in finance; 95 worked in warehouse/fulfillment/customer service; and 206 worked in other management and personnel. None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information about our segments is summarized in Note 17 to Consolidated Financial Statements referenced in Item 8 of this Report on Form 10-K and presented in the annex to this Report on Form 10-K beginning at page F-1.

WEBSITE ACCESS TO REPORTS

Our corporate website is WWW.ALLOY.COM. Our periodic and current reports are available free of charge on the "Investor Information" page of this website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The items and information on our website are not a part of this Annual Report on form 10-K.


OTHER EVENTS

During fiscal 2002 we reorganized our directly held assets and all of our subsidiaries in an effort to reduce the amount of state and local taxes we are required to pay each year. In connection with the reorganization, we created Canal Park Trust, a new Massachusetts business trust (the "Business Trust"), DX Company, Inc., a new Delaware corporation ("DX"), and six new Delaware limited liability companies (the "LLCs"): Alloy Marketing and Promotions, LLC, Alloy Merchandise, LLC, Dan`s Competition, LLC, Skate Direct, LLC, The Staffing Authority, LLC, and 360 Youth, LLC. As a result of various subsidiary mergers, asset transfers and asset and equity contributions, our structure and that of our subsidiaries has changed from one in which we held directly the equity of substantially all of our subsidiaries, most of which were corporations, to one in which we hold directly only the stock of DX. DX, in turn, holds all of the trust interests of the Business Trust, which is now the sole member of Alloy Merchandise, LLC, Alloy Marketing and Promotions, LLC, Dan`s Competition, LLC, 360 Youth, LLC, and Skate Direct, LLC, and the sole stockholder of the remaining corporate subsidiaries of the Company. 360 Youth, LLC is now the sole member of The Staffing Authority, LLC. The reorganization is not expected to have any impact on the presentation of our consolidated financial statements or our consolidated financial position.


ITEM 2.  PROPERTIES.

Our principal office is located at 151 West 26th Street, New York, New York 10001, where we lease approximately 40,000 square feet of space. We also lease an additional 7,000 square feet in New York City, which currently serves as storage space. In addition, we lease approximately 16,000 square feet in

Evanston, Illinois, approximately 7,400 square feet in Los Angeles, California and approximately 18,000 square feet in Boston, Massachusetts, all of which principally serve as local advertising and sales offices. Dan`s Comp leases approximately 40,000 square feet in Mt. Vernon, Indiana for general office, call center and warehouse purposes. 360 Youth currently subleases approximately 80,000 square feet in Cranbury, New Jersey for general office and warehouse space.

ITEM 3.  LEGAL PROCEEDINGS.

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York (the "District Court") naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our common stock between May 14, 1999 and December 6, 2000 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") and Section 10(b) of the Securities Exchange Act of 1934 (the "`34 Act") and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against us, the individual defendants and the underwriters of our initial public offering. The amended complaint asserts violations of Section 10(b) of the `34 Act and mirrors allegations asserted against scores of other issuers sued by plaintiffs` counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs` counsel, Messrs. Diamond and Johnson have been dismissed from the litigation without prejudice. In accordance with the District Court`s case management instructions, we joined in a global motion to dismiss the amended complaint which was filed by the issuers` liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to us, the Court dismissed the Section 10(b) claim and allowed the plaintiffs to proceed on the Section 11 claim. Accordingly, the remaining claim against us will focus solely on whether the registration statement filed in connection with our initial public offering contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading. Although we have not retained a damages expert at this time, the dismissal of the Section 10(b) claim likely will reduce the potential damages that the plaintiffs can claim. Management believes that the remaining allegations against us are without merit and intends to vigorously defend the claim. In particular, we plan to challenge the adequacy of the sole representative class plaintiff.

We are also participating in court-ordered mediation with the other issuer defendants, the issuers` insurers and plaintiffs to explore whether a global resolution of the claims against the issuers can be reached. Although the parties have discussed a settlement framework whereby the issuers` insurers would be responsible for any monetary portion of any resolution, no definitive agreement has been reached. Settlement discussions are ongoing. At this point, however, we cannot predict whether these discussions will ripen into a definitive settlement. We have retained Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC in connection with this matter.

On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly are filed on behalf of persons who purchased our common stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of `34 Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by us to the market between August 1, 2002 and January 23, 2003. We have retained the law firm of Cahill, Gordon & Reindel in connection with this matter. Management believes that the allegations against us and Messrs. Diamond, Gradess and Johnson are without merit and intends to vigorously defend the action.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT`S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock has traded on The Nasdaq National Market under the symbol "ALOY" since our initial public offering in May 1999. The last reported sale price for our common stock on April 30, 2003 was $6.05 per share. The table below sets forth the high and low sale prices for our common stock during the periods indicated.


                                                                                       COMMON STOCK PRICE
                                                                                       ------------------

                                                                                        HIGH             LOW
                                                                                        ----             ---

FISCAL 2001 (ENDED JANUARY 31, 2002)
First Quarter.......................................................................  $13.50           $7.22
Second Quarter......................................................................   17.44            8.94
Third Quarter.......................................................................   17.95            9.25
Fourth Quarter......................................................................   23.95           11.58
FISCAL 2002 (ENDED JANUARY 31, 2003)
First Quarter.......................................................................  $21.38          $10.55
Second Quarter......................................................................   14.76            8.90
Third Quarter.......................................................................   11.50            6.81
Fourth Quarter......................................................................   14.75            4.15

These prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

STOCKHOLDERS

As of April 25, 2003, there were approximately 121 holders of record of our common stock, and approximately 5,698 beneficial owners of our common stock.

DIVIDENDS

We have never declared or paid cash dividends on our capital stock. We intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate paying cash dividends in the foreseeable future.

UNREGISTERED SALES OF SECURITIES

On or about December 19, 2002, as performance based partial consideration for our prior acquisition of all of the issued and outstanding capital stock of Target Marketing and Promotions, Inc. ("Target"), a Massachusetts corporation, we issued an aggregate of 484,975 shares of common stock to the two former owners of Target.

On or about November 1, 2002, as partial consideration for our acquisition of substantially all of the assets of Career Recruitment Media, Inc., an Illinois corporation ("CRM"), we issued to Alan M. Weisman, the sole shareholder of CRM, a warrant (the "Warrant") to purchase up to 10,000 shares of our common stock, subject to adjustment under specified circumstances. The Warrant is exercisable, in whole or in part, at any time on or before November 1, 2004 at an exercise price of $9.62 per share, subject to adjustment.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving a public offering. No underwriters were involved in the foregoing sales of securities.

ITEM 6.

SELECTED FINANCIAL DATA.

The following selected financial data are derived from our consolidated financial statements and notes thereto. Selected financial data should be read in conjunction with our Financial Statements and the corresponding Notes, "Management`s Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report on Form 10-K.



                                                                                   Year Ended January 31,
                                                                                   ----------------------

                                                                        (in thousands, except share and per share data)
                                                              1999          2000           2001            2002           2003
                                                              ----          ----           ----            ----           ----
STATEMENTS OF OPERATIONS DATA (1):
Net merchandise revenues ..............................  $    11,243    $    30,952    $     76,736    $    124,052    $    167,572
Sponsorship and other revenues ........................          125          2,912          14,452          41,570         131,758
                                                         -----------    -----------    ------------    ------------    ------------

Total revenues ........................................       11,368         33,864          91,188         165,622         299,330
Cost of revenues ....................................          5,486         13,765          37,757          68,858         145,148
                                                         -----------    -----------    ------------    ------------    ------------

Gross profit ..........................................        5,882         20,099          53,431          96,764         154,182
Operating expenses:
     Selling and marketing ............................       10,324         30,520          60,814          81,829         108,791
     General and administrative .......................        1,683          5,423          10,659          13,516          17,240
     Amortization of goodwill and other intangible assets.       --             332           8,573          18,316           5,554
     Restructuring charge to write-off abandoned
        facility lease and equipment                             --             --              --              --            2,571
                                                         -----------    -----------    ------------    ------------    ------------

Total operating expenses ..............................       12,007         36,275          80,046         113,661         134,156
                                                         -----------    -----------    ------------    ------------    ------------


(Loss) income from operations .........................       (6,125)       (16,176)        (26,615)        (16,897)         20,026
Interest income (expense), net ........................         (239)         1,542           1,119             935           1,797
Realized (loss) gain on sale of marketable
    securities, net ........................                      --             --          (4,193)            658              --
Provision for income taxes ............................           --             --              --            (296)          1,472
Charge for early retirement of debt ...................           --           (235)             --              --              --
                                                         -----------    ------------   -------------   -------------   ------------
Net (loss) income .....................................  $    (6,364)   $   (14,869)   $    (29,689)   $    (15,600)   $     23,295
                                                         ===========    ===========    ============    ============    ============
Non-cash charge attributable to beneficial
conversion feature of preferred stock issued (2) ......           --             --              --           6,745              --
Preferred stock dividends and accretion of discount ...            7             13              --           3,013           2,100
                                                         -----------   -------------   -------------    ------------   ------------
Net (loss) income attributable to common stockholders .       (6,371)       (14,882)        (29,689)        (25,358)         21,195
                                                         ===========    ===========    ============    ============    ============
Basic net (loss) earnings attributable to
common stockholders per common share before
extraordinary item (3) ................................  $     (0.75)   $     (1.15)   $      (1.61)   $      (1.02)   $       0.55
Extraordinary charge for early retirement of debt (3) .  $      0.00    $     (0.02)   $       0.00    $       0.00    $       0.00
                                                         ------------   ------------   -------------   ------------   -------------
Basic net (loss) earnings attributable to
common stockholders per common share (3) ..............  $     (0.75)   $     (1.17)   $      (1.61)   $      (1.02)   $       0.55
                                                         ===========    ===========    ============    ============    ============

Weighted average basic common shares outstanding ......    8,479,727     12,718,318      18,460,042      24,967,678      38,436,256
                                                         ===========    ===========    ============    ============    ============


Diluted net (loss) earnings attributable to .
   common stockholders per common share before
   extraordinary item (3) .............................  $     (0.75)   $     (1.15)   $      (1.61)   $      (1.02)   $       0.53
Extraordinary charge for early retirement of debt (3) .  $      0.00    $     (0.02)   $       0.00    $       0.00    $       0.00
                                                         ------------   ------------   ------------    -------------   ------------
Diluted net (loss) earnings attributable to
common stockholders per common share (3) ..............  $     (0.75)   $     (1.17)   $      (1.61)   $      (1.02)   $       0.53
                                                         ===========    ===========    ============    ============    ============


Weighted average diluted common shares outstanding ....    8,479,727     12,718,318      18,460,042      24,967,678      40,071,412
                                                         ===========    ===========    ============    ============    ============



                                                                                      January 31,
                                                                                      -----------
                                                                                     (in thousands)

                                                        1999             2000             2001              2002              2003
                                                        ----             ----             ----              ----              ----


BALANCE SHEET DATA (3):
Cash and cash equivalents ....................         $2,983          $12,702          $  9,338          $ 61,618         $ 35,187
Working capital ..............................          5,266           30,179            25,400            65,430           53,257
Total assets .................................          7,407           57,668           106,908           310,207          434,600
Promissory notes, net ........................          3,945               --                --                --               --
Capital lease obligation, less current portion             40               --               103               358               93
Convertible redeemable preferred stock, net ..          4,836               --                --            15,046           15,550
Total stockholders` equity (deficit) .........         (3,046)          45,208            88,282           249,734          345,442


(1) See Note 3 to the Financial Statements for a description of the effect of our acquisitions on the comparability of our selected financial information for the fiscal years ended January 31, 2002 and January 31, 2003.

(2) See Note 10 to the Financial Statements for a description of the beneficial conversion feature of Series A and Series B Convertible Preferred Stock. The net loss attributable to common stockholders reflects the intrinsic value of the realization of a contingent beneficial conversion feature of preferred stock issued.

(3) See Note 12 to the Financial Statements for an explanation of the determination of the number of common shares used in computing the amount of basic and diluted net loss per common share and net loss attributable to common stockholders per common share.

ITEM 7. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report on Form 10-K. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those under "Risk Factors That May Affect Future Results" and elsewhere in this report.

OVERVIEW

We are a media, marketing services and direct marketing company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Our business integrates direct mail catalogs, print media, websites, display media boards, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. We reach a significant portion of Generation Y consumers through our various media assets, direct marketing activities and marketing services programs, and, as a result, we are able to offer advertisers targeted access to the youth market and to sell third-party branded products in key Generation Y spending categories, including apparel, action sports equipment and accessories, directly to the youth market. Additionally, our assets have enabled us to build a comprehensive database that includes detailed information about more than 13.3 million Generation Y consumers. We believe we are the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing us with a deep understanding of the youth market.

We were incorporated in January 1996, launched our Alloy website in August 1996, and began generating meaningful revenues in August 1997 following the distribution of our first Alloy catalog. Since then, we have grown rapidly, both organically and through the completion of strategic acquisitions. We generate revenue from two principal sources -- merchandising, and sponsorship and other activities.

Our merchandising segment derives revenues and operating income from sales of youth-focused merchandise comprising apparel, accessories and action-sports equipment to consumers through our catalogs and websites.

Our sponsorship and other activities segment derives revenues largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y members. Advertisers can reach members of Generation Y through integrated marketing programs that include our catalogs, magazines, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that we provide.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management`s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In December 2001, the Securities and Exchange Commission (the "SEC") requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company`s financial condition and results and requires management`s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. We believe, however, the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Merchandise revenues are recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon our return policy, historical experience and evaluation of current sales trends. Merchandise revenues also include shipping and handling billed to customers. Shipping and handling costs are reflected in selling and marketing expenses in the accompanying consolidated statements of operations, and approximated $7.7 million, $11.8 million and $14.7 million for the years ended January 31, 2001, 2002 and 2003, respectively.

Sponsorship revenues consist primarily of advertising provided for third parties in our media properties. Revenue under these arrangements is recognized, net of the commissions and agency fees, when the underlying advertisement is published, broadcasted or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an "impression" or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized as earned pro rata on a monthly basis over the estimated economic life of the catalog. Advertising costs are recognized in conjunction with associated revenue recognition, and any direct-response advertising costs are expensed ratably over the estimated economic life of each catalog. Billings in advance of advertising delivery are deferred until earned.

Other revenues consist of book development/publishing revenue and other service contracts. Publishing revenues and related costs are recognized upon publication of each property. Service revenues are recognized as the contracted services are rendered. In our advertising placement activities, an analysis of our pricing and collection risk, among other tests, is made to determine whether revenue is reported on a gross or net basis.

Catalog Costs

Catalog costs consist of catalog production and mailing costs. Catalog costs are capitalized and charged to expense over the expected future revenue stream, which is principally three to four months from the date the catalogs are mailed.

An estimate of the future sales dollars to be generated from each individual catalog drop is used in the our catalog costs policy. The estimate of future sales is calculated for each catalog drop using historical trends for similar catalog drops mailed in prior periods as well as the overall current sales trend for the catalog brand. This estimate is compared with the actual sales generated-to-date for the catalog drop to determine the percentage of total catalog costs to be classified as prepaid on our Balance Sheet. Prepaid Catalog Costs on the Consolidated Balance Sheets and Selling Expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income are affected by these estimates.

Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. We record adjustments to the value of inventory based upon our forecasted plans to sell our inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that we may ultimately realize upon the disposition of inventories if future economic conditions, trends, or competitive conditions differ from our estimates and expectations. These estimates affect the balance of Inventory on our Consolidated Balance Sheets and Cost of Goods Sold on our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Accounts Receivable

A portion of our accounts receivable will not be collected due to customer issues and bankruptcies. We provide reserves for these situations based on the evaluation of the aging of our accounts receivable portfolio and a customer-by-customer analysis of our high risk customers. Our reserves contemplate our historical writeoffs on receivables, specific customer situations, and the economic environments in which we operate. Estimating an allowance for doubtful accounts requires significant management judgment and is dependent upon the overall economic environment and our customer viability. These estimates affect the balance of Accounts Receivable on our Consolidated Balance Sheets and Selling and Marketing Expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Goodwill and Intangible Assets

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, was being amortized on a straight-line basis over the expected future periods to be benefited, ranging from three to five years. Effective February 1, 2002, we adopted SFAS No. 142, which eliminates amortization of goodwill and intangible assets deemed to have indefinite lives, and requires these assets to be subject to annual impairments tests. Intangible assets consist of trademarks, mailing lists, noncompetition agreements, websites and marketing rights acquired in connection with our business acquisitions. Trademarks currently have indefinite lives; however, the other identified intangible assets are amortized over their expected benefit periods, ranging from two to seven years.

We completed the annual impairment test required by SFAS No. 142 during the fourth quarter of fiscal 2002 by comparing the fair value of our reporting units with their carrying values. We also reassessed the useful lives of other intangibles that are amortized. As of January 31, 2003 we concluded that the fair values of the reporting units exceeded the carrying values of the reporting units. Therefore, no impairment charge was recognized in fiscal 2002 and no changes were made to the useful lives of our intangibles. Considerable management judgment is necessary to estimate the fair value of our reporting units which may be impacted by future actions taken by us and our competitors and the economic environment in which we operate. These estimates affect the balance of Goodwill and Intangible Assets on our Consolidated Balance Sheets and Operating Expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income.


RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:



                                                                               Year ended January 31,
                                                                               ----------------------

                                                                        2001             2002             2003
                                                                        ----             ----             ----

STATEMENTS OF OPERATIONS DATA
Net merchandise revenues ....................................           84.2%            74.9%            56.0%
Sponsorship and other revenues ..............................           15.8             25.1             44.0

Total revenues ..............................................          100.0            100.0            100.0
Cost of revenues ............................................           41.4             41.6             48.5

Gross profit ................................................           58.6             58.4             51.5
Operating expenses:
Selling and marketing .......................................           66.7             49.4             36.3
General and administrative ..................................           11.7              8.2              5.8
Amortization of goodwill and other intangible assets ........            9.4             11.0              1.9
Restructuring charge to write-off abandoned facility lease
  and equipment .............................................             --               --              0.8

Total operating expenses ....................................           87.8             68.6             44.8

(Loss) income from operations ...............................          (29.2)           (10.2)             6.7
Interest income, net ........................................            1.2              0.6              0.6
Realized (loss) gain on available-for-sale marketable securities and
  investments ...............................................           (4.6)             0.4               --
Provision for income taxes ..................................             --             (0.2)             0.5
 Net (loss) income ...........................................         (32.6)            (9.4)             7.8
Non-cash charge attributable to beneficial conversion
  feature of preferred stock issued .........................             --              4.1               --
Preferred stock dividends and accretion of discount .........             --              1.8              0.7
Net (loss) income attributable to common stockholders .......          (32.6)%          (15.3)%            7.1%

Segment Results of Operations

The tables below present our revenues and operating income (loss) by segment for each of the years ended January 31, 2001, 2002 and 2003.


                                 For years ended January 31,                     Percent change
                                 2001       2002         2003             2001 vs 2002      2002 vs  2003
                            ------------  ----------   ----------        -------------     --------------
                                       REVENUE                                REVENUE

Net merchandise             $    76,736   $  124,036   $  167,572             61.6%              35.1%
Sponsorship and other            14,452       41,586      131,758             187.8              216.8
                            ----------    ----------   ----------
Total Revenues              $   91,188    $  165,622   $  299,330             81.6%              80.7%




                                 For years ended January 31,                        Percent change
                                 2001           2002         2003            2001 vs 2002      2002 vs  2003
                             ------------   ----------   ----------         -------------     --------------
                                   OPERATING INCOME (LOSS)                       OPERATING INCOME (LOSS)

Merchandise                  $ (13,076)     $ (10,024)   $   3,400                 23.3%               NM
Sponsorship and other           (3,848)         4,939       29,239                   NM             492.0%
Corporate                       (9,691)       (11,812)     (12,613)               (21.9)             (6.8)
                             ----------     ----------   ---------
Total operating income(loss) $ (26,615)     $ (16,897)   $  20,026                 36.5%               NM

NM-Not meaningful


FISCAL YEAR ENDED JANUARY 31, 2003 ("FISCAL 2002") COMPARED WITH FISCAL YEAR ENDED JANUARY 31, 2002 ("FISCAL 2001")

Revenues

Total Revenues. Total revenues increased 80.7% to $299.3 million for fiscal 2002 from $165.6 million for fiscal 2001.

Merchandise Revenues. Net merchandise revenues increased 35.1% to $167.6 million for fiscal 2002 from $124.1 million for fiscal 2001. This increase was due primarily to increased catalog circulation to our enlarged Generation Y database, which grew as a result of expanded exposure of our various catalog brands as well as the acquisitions of Dan`s Competition in September 2001 and Girlfriends LA in March 2002.

Sponsorship and Other Revenues. Sponsorship and other revenues increased 217% to $131.8 million in fiscal 2002 from $41.6 million in fiscal 2001 primarily due to the selling efforts of our expanded advertising sales force and the broadened range of advertising and marketing services we were able to offer. Our sales force, client base and services were significantly augmented by the acquisitions of Market Place Media in July 2002 and 360 Youth and Target Marketing and Promotions in November 2001.

Cost of Revenues

Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide and the publications we develop and produce. Our cost of revenues increased 110.6% to $145.1 million in fiscal 2002 from $68.9 million in fiscal 2001. This increase was due primarily to the increase in volume of merchandise sales to our growing customer base, along with the costs associated with our substantially enlarged newspaper advertising and field marketing activities.

Our gross profit as a percentage of total revenues decreased to 51.5% in fiscal 2002 from 58.4% in fiscal 2001. This was due primarily to the lower gross margin profile of our sponsorship and other revenues as we experienced significant growth in lower margin activities such as newspaper advertising, event and field marketing, and sampling programs. Gross profit percentages may fluctuate significantly in future periods due primarily to the changing revenue contributions of our different sponsorship activities.

Total Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of catalog production and mailing costs; our call center and fulfillment operations expenses; freight costs in shipping to our merchandise customers; salaries of our sales and marketing personnel; marketing costs; and expenses related to the development, maintenance and marketing of our websites. These selling and marketing expenses increased 33.0% to $108.8 million for fiscal 2002 from $81.8 million for fiscal 2001, due to the increased costs incurred in marketing, selling and shipping merchandise to our expanded database in greater volume; the hiring of additional sales and marketing personnel; the addition of sales staff associated with acquired media and marketing services businesses; and increased spending on website maintenance. As a percentage of total revenues, our selling and marketing expenses decreased to 36.3% for fiscal 2002 from 49.4% for fiscal 2001. This decrease was due primarily to more targeted merchandise marketing to our enlarged database, improved advertising sales force productivity and reduced general advertising and marketing activity. Fulfillment expenses including credit card processing charges rose 31.4% to $29.5 million for fiscal 2002 from $22.4 million for fiscal 2001 due to the increase in merchandise revenues. As a percentage of net merchandise revenues, fulfillment expenses decreased to 17.6% in fiscal 2002 from 18.1% in fiscal 2001 due mainly to improved labor requirement forecasting and productivity.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 27.4% to $17.2 million for fiscal 2002 from $13.5 million for fiscal 2001. The increase was attributable primarily to an increase in compensation expense for additional personnel to handle our growing business, together with administrative costs related to acquired companies and expenses associated with a growing public company such as increased professional fees, insurance premiums and public relations costs. As a percentage of total revenues, our general and administrative expenses decreased to 5.8% for fiscal 2002 from 8.2% for fiscal 2001 as we spread our overhead expenses across an enlarged revenue base. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was approximately $5.6 million for fiscal 2002 as compared with $18.3 million for fiscal 2001. These costs resulted from our acquisition activities, which commenced in fiscal 1999. All of our acquisitions have been accounted for under the purchase method of accounting. As further discussed in Recent Accounting Pronouncements below, in fiscal 2002, we adopted Statement No. 142 which eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an annual impairment review of such assets. Accordingly, amortization expense decreased to $5.6 million in fiscal 2002, as compared with $18.3 million in fiscal 2001, as a result of adoption of this standard.

Restructuring Charge to Write-off Abandoned Facility Leases and Equipment. During the fourth quarter of fiscal 2002, we wrote off an abandoned facility lease and equipment no longer required in our business operations when we determined that we could not exit the lease or sublease the space. As a result, we took a fourth quarter charge of $2.6 million. We will continue to review our operations to determine the necessity of our facilities, equipment and personnel.

Income (Loss) from Operations

Total Income (Loss) from Operations. Our income from operations was $20.0 million for fiscal 2002 while our loss from operations was $16.9 million for fiscal 2001. The transition from operating loss to operating income reflects greater efficiency in selling merchandise to our name database and achieving economies of scale in selling larger advertising and marketing services packages across a wider range of clients, together with the elimination of goodwill amortization. The fiscal 2001 loss from operations was due to goodwill amortization.

Merchandise Income (Loss) from Operations. Our income from merchandise operations was $3.4 million for fiscal 2002 while our loss from merchandise operations was $10.0 million for fiscal 2001. The transition from operating loss to operating income reflects greater productivity of catalog circulation targeting the more responsive segments of our enlarged name database and the elimination of goodwill amortization.

Sponsorship and Other Income (Loss) from Operations. Our income from sponsorship and other operations increased 492.0% to $29.2 million for fiscal 2002 from $4.9 million for fiscal 2001. This increase resulted from greater economies of scale in selling a broader range of advertising and marketing services packages across a wider range of clients, together with the elimination of goodwill amortization.

Interest Income, Net

Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. For fiscal 2002 and fiscal 2001, we generated net interest income of $1.8 million and $935,000, respectively. This 92.2% increase resulted primarily from interest earned on the cash received in connection with private placements of our common stock in the second half of fiscal 2001 and the follow-on public offering of our common stock in February 2002.

Realized Gain on Marketable Securities, Net

There were no realized gains or losses from sales of marketable securities in fiscal 2002. In fiscal 2001, we unwound our collars on 600,000 shares of Liberty Digital (LDIG) common stock and sold 628,000 shares of LDIG, thereby realizing a gain of $658,000, net of tax. The series of transactions resulted in a realized gain from sales of marketable securities.

Income Tax Benefit (Expense)

In fiscal 2002, we received an income tax benefit of $1.5 million due to the release of our valuation reserve in the fourth quarter due to the likelihood of future profits. In fiscal 2001, we were subject to income tax expense of $296,000 due to taxable operating income generated at the state level.

FISCAL 2001 COMPARED WITH FISCAL YEAR ENDED JANUARY 31, 2001 ("FISCAL 2000")

Revenues

Total Revenues. Total revenues increased 81.6% to $165.5 million for fiscal 2001 from $91.2 million for fiscal 2000.

Merchandise Revenues. Net merchandise revenues increased 61.7% to $124.1 million for fiscal 2001 from $76.7 million for fiscal 2000. This increase was due primarily to increased catalog circulation to our enlarged Generation Y database, which grew as a result of widened exposure of our various catalog brands as well as the acquisitions of CCS in July 2000 and Dan`s Competition in September 2001.

Sponsorship and Other Revenues. Sponsorship and other revenues increased 187.6% to $41.6 million in fiscal 2001 from $14.5 million in fiscal 2000. This increase was due to the selling efforts of our expanded in-house advertising sales force and the expanded range of advertising and marketing services we were able to offer. Our advertising sales force and service offerings were significantly augmented by the acquisitions of Private Colleges & Universities in April 2001 and CASS Communications in August 2001. In addition, increased website traffic, increased total catalog circulation, and magazine property development provided more advertising inventory to sell in fiscal 2001 relative to fiscal 2000.

Cost of Revenues

Our cost of revenues increased 82.4% to $68.9 million for fiscal 2001 from $37.8 million for fiscal 2000. This increase was due primarily to the increase in merchandise sales to our growing customer base.

Our gross profit as a percentage of total revenues decreased to 58.4% for fiscal 2001 from 58.6% for fiscal 2000 due to the inclusion of lower margin CCS merchandise sales from July 2000 when our CCS acquisition closed, partially offset by an increased overall revenue percentage of higher margin sponsorship and other revenues generated in fiscal 2001.

Operating Expenses

Selling and Marketing. Selling and marketing expenses increased 34.5% to $81.8 million for fiscal 2001 from $60.8 million for fiscal 2000. This increase was primarily due to the increased costs of enlarged catalog circulation, fulfilling an increased number of merchandise orders, more extensive website promotion and development, and the hiring and acquisition of additional sales and marketing personnel. As a percentage of total revenues, our selling and marketing expenses decreased to 49.4% in fiscal 2001 from 66.7% for fiscal 2000. This decrease resulted primarily from our more targeted merchandise marketing to our enlarged Generation Y database, reduced general advertising and marketing activity, and greater sales force efficiency in selling larger sponsorship and advertising services packages to a broader array of clients. Fulfillment expenses including credit card processing charges rose 60.4% to $22.4 million for fiscal 2001 from $14.0 million for fiscal 2000 due to the increase in merchandise revenues. As a percentage of net merchandise revenues, fulfillment expenses decreased from 18.2% in fiscal 2000 to 18.1% in fiscal 2001 due to scale-related fulfillment efficiencies and higher average order sizes.

General and Administrative. General and administrative expenses increased 26.2% to $13.5 million for fiscal 2001 from $10.7 million for fiscal 2000. This increase was attributable primarily to an increase in compensation expense for additional personnel to handle our growing business, together with administrative costs related to acquired companies and increased expenses associated with a growing public company such as professional fees, insurance premiums and public relations costs. As a percentage of total revenues, our general and administrative expenses decreased to 8.2% for fiscal 2001 from 11.7% for fiscal 2000 as we allocated our overhead expenses across an enlarged revenue base.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was approximately $18.3 million for fiscal 2001 as compared with $8.6 million for fiscal 2000. These increased costs resulted from our acquisition activities in fiscal 2000 and fiscal 2001. All of our acquisitions have been accounted for under the purchase method of accounting.

Income (Loss) from Operations

Total Income (Loss) from Operations. Our loss from operations decreased 36.5% to $16.9 million for fiscal 2001 from $26.6 million for fiscal 2000. The loss was reduced as we generated greater efficiencies in our direct marketing operations in the area of catalog circulation productivity and we benefited from a more productive advertising sales force selling a broader array of services. These more than offset increased amortization expenses.

Merchandise Income (Loss) from Operations. Our loss from merchandise operations decreased 23.3% to $10.0 million for fiscal 2001, from $13.1 million for fiscal 2000. The merchandise loss was reduced in fiscal 2001 as our expanded name database allowed us to target our catalog circulation to more receptive consumers, thereby increasing our catalog productivity. This more than offset increased amortization expenses.

Sponsorship and Other Income (Loss) from Operations. Our income from sponsorship and other operations was $4.9 million for fiscal 2001, while our loss from sponsorship and other operations was $3.8 million for fiscal 2000. The improvement from operating loss to operating income resulted from our expanded and more productive advertising sales force and the increased range of services sold and clients serviced. This more than offset increased amortization expense.

Interest Income, Net

For fiscal 2001 and fiscal 2000, we generated net interest income of $935,000 and $1.1 million, respectively, due to the investment of proceeds raised in the initial public offering of our common stock in fiscal 1999 and private placements of our common stock in fiscal 2000 and 2001.

Realized (Loss) Gain on Marketable Securities and Investments, Net

In fiscal 2001, we unwound our collars on 600,000 shares of Liberty Digital
(LDIG) common stock and sold 628,000 shares of LDIG. The series of transactions resulted in a gain of $658,000, net of tax. In fiscal 2000, we sold 209,435 shares of Liberty Digital common stock resulting in a loss on sale, net of tax of approximately $3.2 million. We also wrote off a minority investment in a private company in fiscal 2000 resulting in a loss on investment of $1.0 million.

Income Tax Benefit (Expense)

In fiscal 2001 we were subject to income tax expense of $296,000 due to taxable operating income generated at the state level. In fiscal 2000 we had no income tax expense as we incurred tax losses.

SEASONALITY

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns and the impact of acquisitions. Sales of apparel, accessories, footwear and action sports equipment through our websites and catalogs have been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. We believe that advertising and sponsorship sales follow a similar pattern with higher revenues in the third and fourth quarters, particularly the third quarter, as marketers more aggressively attempt to reach our Generation Y audience during these major spending seasons.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2002. At January 31, 2003, we had approximately $58.4 million of cash, cash equivalents and short-term investments. Our principal commitments at January 31, 2003 consisted of accounts payable, accrued expenses and obligations under operating and capital leases. In February 2002, we raised approximately $56.6 million, net of expenses and underwriters` discounts, in an underwritten public offering of 4,000,000 shares of our common stock.

Net cash provided by operating activities was $24.1 million in fiscal 2002 due to net income of $34.4 million after adjustments for non-cash items, offset by changes in working capital and deferred tax assets. Net cash provided by operating activities in fiscal 2002 increased from $2.3 million in fiscal 2001 due to an increase in net income after adjustments for non-cash items of $29.4 million, resulting from more efficient database marketing, greater advertising sales force productivity, general expense control and a tax benefit, offset in part by increased inventory to support future merchandise sales, increased accounts receivable resultant from our expanded advertising sales base and the establishment of deferred tax assets.

Cash used in investing activities was $106.9 million in fiscal 2002 including the net application of $7.9 million of cash to acquire available-for-sale marketable securities, $89.6 million to acquire businesses, $4.3 million for capital expenditures and $4.9 million to acquire databases and marketing rights. Cash used in investing activities was $48.1 million in fiscal 2001 due primarily to the use of $45.8 million of cash to fund our acquisitions, and $2.1 million of capital expenditures.

Net cash provided by financing activities was $56.4 million in fiscal 2002 due primarily to the gross proceeds from our public equity offering in February 2002. In fiscal 2001, net cash provided by financing activities totaled $98.1 million primarily from the net proceeds raised in the issuances of our common stock in two private placement transactions and issuances of our Series A and Series B convertible preferred stock, together with proceeds from employee stock option exercises. As a result of the issuance of our Series A and Series B convertible preferred stock, we recorded a charge related to the beneficial conversion feature of $6.7 million and accretion and dividends of $3.0 million in fiscal 2001 which together increased the net loss attributable to common stockholders by $9.7 million in the year. In fiscal 2002, we recorded a charge related to accretion and dividends of $2.1 million.

Our liquidity position as of January 31, 2003 consisted of $58.4 million of cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions, for at least the next 24 months. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

On January 29, 2003, we adopted a stock repurchase program, authorizing the repurchase of up to $10 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. It is anticipated such share repurchases, if any, would be funded by available working capital.

COMMITMENTS AND CONTINGENCIES

The following table presents our significant unrecorded contractual commitments as of January 31, 2003 (in thousands):


Contractual Obligations               Total          Less than          1-3        3-5     More than 5
                                                     1 year            years      years    years


Operating Lease Obligations         $17,537          $4,055            $5,811     $3,944   $3,727
Capital Lease Obligations               383             326                55         --       --
(including interest)

Total                               $17,920          $4,381            $5,866     $3,944   $3,727

We have long-term noncancelable operating lease commitments for office space and equipment. We also have long-term noncancelable capital lease commitments for equipment.


GUARANTEES

We have no significant financial guarantees.

RECENT ACCOUNTING PRONOUNCEMENTS

The following pronouncements were issued by the FASB in 2001 and 2002 and impact our financial statements as discussed below:

SFAS No. 141 - "Business Combinations" requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 superseded Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142 - "Goodwill and Other Intangible Assets" addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." Effective February 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill and other intangible assets with indefinite lives. These assets are subject to periodic testing for impairments at least annually. Substantially all of our assets subject to the annual impairment test consisted of goodwill. We completed the annual impairment test required by SFAS No. 142 during the fourth quarter of fiscal 2002 by comparing the fair value of our reporting units with their carrying values. We also reassessed the useful lives of other intangibles that are amortized. As of January 31, 2003 we concluded that the fair values of the reporting units exceeded the carrying values of the reporting units. Therefore, no impairment charge was recognized in fiscal 2002 and no changes were made to the useful lives of our intangibles. Additional information about SFAS No. 142 is contained in Note 4 to our consolidated financial statements.

SFAS No. 143 - "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently evaluating the impact of the provisions of the Statement and will adopt the required accounting and reporting in fiscal 2003.

SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Effective February 1, 2002, we adopted SFAS No. 144. Adoption of SFAS No. 144 has not had a material impact on our consolidated financial results of operations or financial position.

SFAS No. 146 - "Accounting for Costs Associated With Exit or Disposal Activities" requires costs associated with exit or disposal activities to be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003. There was no impact on our consolidated financial results of operations or financial position as a result of adopting SFAS No. 146.

SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure --- An Amendment of FASB No. 123" was issued as an amendment to FASB No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with SFAS No. 123). We have applied the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and we have made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required by SFAS No. 123 and permitted under SFAS No. 148. SFAS No. 148 also requires pro forma disclosure to be provided on a quarterly basis. We will begin the quarterly disclosures for the first quarter of fiscal 2003 and will continue to closely monitor developments in the area of accounting for stock-based compensation.

FASB Interpretation No. 45 - "Guarantor`s Accounting and Disclosure Requirements for Guarantees, Including the Indirect Guarantees of Indebtedness to Others" (FIN No.45). FIN No. 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No.45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The application of FIN No. 45 did not result in additional disclosure in our fiscal 2002 financial statements and is not expected to have a material impact on our fiscal 2003 consolidated results of operations or financial position.

FASB Interpretation No. 46 - "Consolidation of Variable Interest Entities" (FIN No. 46). FIN No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN No. 46 and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN No. 46 interests held in variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of August 1, 2003. Additionally, FIN No. 46 would require certain disclosure in our fiscal 2002 financial statements if it was reasonably possible that we will consolidate or disclose information about variable interest entities in existence as of August 1, 2003. The application of FIN No. 46 did not result in additional disclosure in our fiscal 2002 financial statements and is not expected to have a material impact on our fiscal 2003 consolidated results of operations or financial position.

Emerging Issues Task Force ("EITF") 02-17 - Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. EITF 02-17 may impact our future acquisitions as it establishes that customer mailing lists, customer contracts and the related customer relationships are intangible assets to be recognized as assets apart from goodwill. Effective October 25, 2002, the Company has adopted the provisions of this EITF for the business combinations consummated and goodwill impairment test performed. There was no material impact on our fiscal 2002 consolidated financial results of operations or financial position as a result of the application of EITF 02-17.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the `34 Act including statements regarding our expectations and beliefs regarding our future results or performance. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performance to differ materially from those referred to or implied by such statements. In addition, actual future results may differ materially from those anticipated, depending on a variety of factors, which include, but are not limited to, achieving and maintaining profitability, expanding and utilizing our database, our ability to build brand recognition, and our ability to increase our advertising customers and programs. Information with respect to important factors that should be considered is contained in the "Risk Factors That May Affect Future Results" section below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not intend to update any of the forward-looking statements to conform these statements to actual results or to changes in management`s expectations, except as required by law.

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

                          RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

Since our inception in January 1996, we have incurred significant net losses. We have reported positive net income for only one full fiscal year (fiscal 2002). Although we expect to generate positive net income in fiscal 2003, there is no assurance that we will do so. As of January 31, 2003, we had an accumulated deficit of approximately $52 million.

OUR BUSINESS MAY NOT GROW IN THE FUTURE.

Since our inception, we have rapidly expanded our business, growing from revenues of $2.0 million for fiscal 1997 to $299.3 million for fiscal 2002. Our continued growth will depend to a significant degree on our ability to increase revenues from our merchandising businesses, to maintain existing sponsorship and advertising relationships and to develop new relationships, to integrate acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control including (i) the continuing appeal of our media and marketing properties to Generation Y consumers, (ii) the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services, (iii) our ability to select products that appeal to our customer base and to market such products effectively to our target audience, (iv) our ability to attract, train and retain qualified employees and management and (v) our ability to make additional strategic acquisitions. There can be no assurance that we will be able to implement our growth strategy successfully.

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

OUR SUCCESS DEPENDS LARGELY ON THE VALUE OF OUR BRANDS, AND IF THE VALUE OF OUR BRANDS WERE TO DIMINISH, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

The prominence of our Alloy, CCS, Dan`s Comp and Girlfriends LA catalogs and websites and our related consumer magazines among our Generation Y target market, and the prominence of our MarketPlace Media, CASS Communications, 360 Youth and Private Colleges & Universities brands and media franchises with advertisers are key components of our business. If our consumer brands or their associated merchandise and editorial content lose their appeal to Generation Y consumers, our business could be adversely affected. The value of our consumer brands could also be eroded by misjudgments in merchandise selection or by our failure to keep our content current with the evolving preferences of our audience. These events would likely also reduce sponsorship and advertising sales for our merchandise and publishing businesses and may also adversely affect our marketing and services businesses. Moreover, we anticipate that we will continue to increase the number of Generation Y consumers we reach, through means which may include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us in this regard could damage our existing or future brands. If any of these developments occur, our business would suffer.

OUR REVENUES AND INCOME COULD DECLINE DUE TO GENERAL ECONOMIC TRENDS, DECLINES IN CONSUMER SPENDING AND SEASONALITY.

Our revenues are largely generated by discretionary consumer spending or advertising seeking to stimulate that spending. Advertising expenditures and consumer spending all tend to decline during recessionary periods, and may also decline at other times. Accordingly, our revenues could decline during any general economic downturn. In addition, our revenues have historically been higher during our third and fourth fiscal quarters, coinciding with the start of the school calendar and holiday season spending, than in the first half of our fiscal year. Therefore, our results of operations in our third and fourth fiscal quarters may not be indicative of our full fiscal year performance.

OUR INABILITY TO ACQUIRE SUITABLE BUSINESSES OR TO MANAGE THEIR INTEGRATION COULD HARM OUR BUSINESS.

We expect to expand our reach by acquiring complementary businesses, products and services. We compete with other media and related businesses for these opportunities. Therefore, even if we identify targets we consider desirable, we may not be able to complete those acquisitions on terms we consider attractive or at all. We could have difficulty in assimilating personnel and operations of the businesses we have acquired and may have similar problems with future acquisitions. These difficulties could disrupt our business, distract our management and employees and increase our expenses. Furthermore, we may issue additional equity securities in connection with acquisitions, potentially on terms which could be dilutive to our existing stockholders.

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

We depend on third parties for important aspects of our business, including most of our call center and fulfillment operations. We have limited control over these third parties, and we are not their only client. To the extent some of our inventory is held by these third parties, we also may face losses as a result of inadequate security at these third-party facilities. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our business effectively.

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

WE ARE VULNERABLE TO NEW TAX OBLIGATIONS THAT COULD BE IMPOSED ON CATALOG AND ONLINE COMMERCE TRANSACTIONS.

We do not collect sales or other similar taxes for shipments of goods into most states. However, various states or foreign countries may seek to impose sales tax obligations on us for our catalog and online merchandise sales. Proposals have been made at state and local levels that would impose additional taxes on the sale of goods and services through catalogs and the internet. Those proposals, if adopted, could substantially impair the growth of our merchandising businesses by making direct sales comparatively less attractive to consumers than traditional retail purchasing. If this proposed legislation were to become law, it could have a material adverse effect on our business.

WE COULD FACE LIABILITY OR OUR ABILITY TO CONDUCT BUSINESS COULD BE ADVERSELY AFFECTED BY GOVERNMENT AND PRIVATE ACTIONS CONCERNING PERSONALLY IDENTIFIABLE DATA, INCLUDING PRIVACY.

Our direct marketing and database dependant businesses are subject to federal and state regulations requiring that we maintain the confidentiality of the names and personal information of our customers and the individuals included in our database. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on our websites may adversely affect our business. For example, a federal law currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face a civil penalty. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the company. If one or more attorneys general were to determine that our privacy policies fail to conform with state law, we also could face fines or civil penalties.

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

WE COULD FACE LIABILITY FOR BREACHES OF SECURITY ON THE INTERNET.

To the extent that our activities or the activities of third-party contractors involve the storage and transmission of information, such as credit card numbers, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. These claims could result in substantial costs and a diversion of our management`s attention and resources.

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

WE ARE A DEFENDANT IN CLASS ACTION SUITS AND DEFENDING THESE LITIGATIONS COULD HURT OUR BUSINESS.

We have been named as a defendant in a securities class action lawsuit relating to the allocation of shares by the underwriters of our initial public offering. We also have been named as a defendant in several purported securities class action lawsuits stemming from a series of allegedly false and misleading statements made by us to the market between August 1, 2002 and January 23, 2003. Defending against these litigations could result in substantial costs and a diversion of our management`s attention and resources, which could hurt our business. In addition, if we lose either or both of these litigations, or settle either or both on adverse terms, or on terms outside of our insurance policy limits, our stock price may be adversely affected.

TERRORIST ATTACKS AND OTHER ACTS OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE EFFECT ON THE U.S. AND WORLD ECONOMIES AND MAY ADVERSELY AFFECT OUR BUSINESS.

Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have an adverse effect on our business, results of operations or financial condition. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact the Internet or our physical facilities could significantly affect our business and thereby impair our ability to achieve our expected results. Further, the adverse effects that such violent acts and threats of future attacks could have on the U.S. and world economies could similarly have a material adverse effect on our business, results of operations and financial condition. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further disrupt our operations and result in a material adverse effect on our business, results of operations and overall financial condition.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

As of the end of fiscal 2002, we held a portfolio of $23.2 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and financial statement schedule of Alloy, Inc. and subsidiaries are annexed to this Annual Report on Form 10-K as pages F-2 through F-28 and page S-1. An index of such materials appears on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 31, 2002, we dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent auditors and named KPMG LLP as our new independent auditors in accordance with a recommendation of the Audit Committee of our Board of Directors. Arthur Andersen previously audited our consolidated financial statements for the years ended January 31, 2001 and 2002. The reports of Arthur Andersen on our consolidated financial statements for the years ended January 31, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the same period, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Information About Directors and Executive Officers" in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our definitive proxy statement for our 2003 Annual Meeting of Stockholders, except that the sections in the definitive proxy statement entitled "Report of the Compensation Committee on Executive Compensation," "Report of the Audit Committee" and the "Performance Graph" shall not be deemed incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Information About Alloy Security Ownership" in our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Party Transactions" in our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

ITEM 14.  CONTROLS  AND  PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the --34 Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the date of this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1) Consolidated Financial Statements.

         The financial statements required by this item are submitted in a separate section of this Annual Report on Form 10-K. See "Index to Financial Statements and Schedule" on page F-1 of this Annual Report on Form 10-K.

         (2) Financial Statement Schedules.

         The Schedule required by this item is submitted in a separate section of this Annual Report on Form 10-K. See "Index to Financial Statements and Schedule "on page F-1 of this Annual Report on Form 10-K.

         (3) Exhibits.

         The list of exhibits required by this item is submitted in a separate section of this Annual Report on Form 10-K. See the "Exhibit Index" beginning on page 28 of this Annual Report on Form 10-K.

  (B)  REPORTS ON FORM 8-K


          No Current Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      May 1, 2003                  Alloy, Inc.

                                        BY: /S/ MATTHEW C. DIAMOND
                                           ----------------------------------
                                           Matthew C. Diamond
                                           Chairman of the Board and Chief
                                           Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

SIGNATURE                                             TITLE                                         DATE

/s/ Matthew C. Diamond                            Chief Executive Officer                        May 1, 2003
-----------------------------                     (Principal Executive Officer)
Matthew C. Diamond                                and Chairman

/s/ Samuel A. Gradess                             Chief Financial Officer                        May 1, 2003
----------------------------                      Chief (Principal Financial and
Samuel A. Gradess                                 Accounting Officer) and
                                                  Director

/s/ James K. Johnson, Jr.                         Chief Operating Officer and                    May 1, 2003
-----------------------------                     Director
James K. Johnson, Jr.


/s/ Peter M. Graham                               Director                                       May 1, 2003
-----------------------------
Peter M. Graham


/s/ David Yarnell                                 Director                                       May 1, 2003
-----------------------------
David Yarnell


/s/ Edward A. Monnier                             Director                                       May 1, 2003
----------------------------
Edward A. Monnier

      CERTIFICATION

      I, Samuel A. Gradess, Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Alloy, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant`s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant`s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

      6. The registrant`s other certifying officer and I have indicated in this annual report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  May 1, 2003                    By:  /s/  Samuel  A. Gradess
                                              ----------------------------
                                              Samuel  A.  Gradess
                                              Chief  Financial  Officer
                                              (Principal  Financial  Officer)

                                        CERTIFICATION

      I,  Matthew C. Diamond, Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Alloy, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant`s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant`s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

      6. The registrant`s other certifying officer and I have indicated in this annual report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  May 1, 2003         By: /s/ Matthew C. Diamond
                                    -----------------------------
                                    Matthew  C.  Diamond
                                    Chief  Executive  Officer
                                    (Principal Executive Officer)

                                  EXHIBIT INDEX

                             DESCRIPTION OF DOCUMENT

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT

2.1 Asset Purchase Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy Acquisition Corporation and Celebrity Sightings, LLC (incorporated by reference to Alloy`s Current Report on Form 8-K filed December 21, 1999).

2.2 Agreement and Plan of Reorganization dated as of January 21, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., 17th Street Acquisition Corp. and Leslie N. Morgenstein and Ann Brashares (incorporated by reference to Alloy `s Current Report on Form 8-K filed August, 2, 2000).

2.3 Agreement and Plan of Reorganization dated as of July 17, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., Kubic Marketing, Inc. and SWI Holdings LLC (incorporated by reference to Alloy`s Current Report on Form 8-K filed August 2, 2000).

2.4 Agreement and Plan of Merger dated as of April 11, 2001, by and between Alloy Online, Inc., Landon Media Group, Inc., Carnegie Communications, Inc., and the Stockholders of Landon Media Group, Inc. (incorporated by reference to Alloy`s Current Report on Form 8- K dated April 26, 2001).

2.5 Agreement and Plan of Reorganization, dated as of July 3, 2001, by and among Alloy Online, Inc., CASS Communications, Inc. and Alan M. Weisman (incorporated by reference to Alloy`s Current Report on Form 8-K filed July 10, 2001).

2.6 First Amendment to Agreement and Plan of Reorganization, dated as of August 1, 2001, by and among Alloy Online, Inc., CASS Communications, Inc. and Alan M. Weisman (incorporated by reference to Alloy`s Current Report on Form 8-K filed August 14, 2001).

2.7 Agreement and Plan of Reorganization, dated as of September 28, 2001, by and among Alloy, Inc., Alloy Acquisition Sub, Inc., Dan`s Competition, Inc., Daniel
E. Duckworth and Dianna J. Duckworth (incorporated by reference to Alloy`s Current Report on Form 8-K filed October 15, 2001).

2.8 Asset Purchase Agreement, dated as of November 26, 2001, by and between Alloy, Inc., Alloy Acquisition Sub, Inc. and MarketSource Corporation (incorporated by reference to Alloy`s Current Report on Form 8-K filed December 11, 2001).

3.1 Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

3.2 Certificate of Amendment of Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy`s Current Report on Form 8-K filed August 13, 2001).

3.3 Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy`s Current Report on Form 8-K filed March 13, 2002).

3.4 Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (incorporated by reference to Alloy`s Current Report on Form 8-K filed June 21, 2001).

3.5 Restated Bylaws (incorporated by reference to Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

4.1 Form of Common Stock Certificate (incorporated by reference to Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

4.2 Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy`s Current Report on Form 8-K filed December 11, 2001).

4.3 Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy`s Current Report on Form 8-K/A filed February 1, 2002).

4.4 Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the Purchasers (incorporated by reference to Alloy`s Current Report on Form 8-K filed June 21, 2001).

4.5 Demand Note, dated as of August 1, 2001, by and between Alloy Online, Inc. and Alan M. Weisman (incorporated by reference to Alloy`s Current Report on Form 8-K filed August 14, 2001).

4.6 Demand Note, dated as of September 28, 2001, by and between Alloy, Inc. and Daniel E. Duckworth (incorporated by reference to Alloy`s Current Report on Form 8-K filed October 15, 2001).

4.7 Demand Note, dated as of September 28, 2001, by and between Alloy, Inc. and Dianna J. Duckworth (incorporated by reference to Alloy`s Current Report on Form 8-K filed October 15, 2001).

4.8 Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd.(incorporated by reference to Alloy`s Amended Current Report on Form 8-K filed February 1, 2002).

4.9 Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (filed with this Annual Report on Form 10-K).

4.10 Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit
4.11 in all material respects, and not filed with this Annual Report on Form 10-K pursuant to Instruction 2 of Item 601 of Regulation S-K).

4.11 Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (filed with this Annual Report on Form 10-K).

10.1 Lease Agreement between Alloy Online, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of November 2, 1999 (incorporated by reference to Alloy`s 2000 Annual Report on form 10-K filed May 1, 2000).

10.2 First Lease Modification Agreement between Alloy Online, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated December 18, 2000 (incorporated by reference to Alloy`s 2001 Annual Report on form 10-K filed May 1, 2001).

10.3 Agreement of Lease between Irving Realty Co. and Daniel Weiss Associates, Inc., dated as of May 8, 1996 (incorporated by reference to Alloy`s 2000 Annual Report on form 10-K filed May 1, 2000).

10.4 Sublease Agreement between United Parcel Service and Central Coast Surfboards dated May 15, 1996, as amended by the First Addendum to Sublease Agreement dated October 1, 1998 (incorporated by reference to Alloy`s Annual Report on form 10-K filed May 1, 2001).

10.5 Lease Agreement dated January 27, 1992 between Arthur Segal Trust, c/o Patterson Realty and Central Coast Surfboards, as amended by the First Lease Amendment dated April 29, 1994, and as further amended by the Second Lease Amendment (undated), and as further amended by the Third Lease Amendment (undated) (incorporated by reference to Alloy`s Annual Report on form 10-K filed May 1, 2001).

10.6 Termination of Fulfillment Services Agreement, Settlement Agreement and Release of Claims between Online Direct, Inc. and Alloy Online, Inc. dated as of April 14, 2000 (incorporated by reference to Alloy`s Annual Report on Form
10-K filed May 1, 2000).

10.7 Services Agreement between Distribution Associates, Inc. and Alloy Online, Inc. dated as of March 31, 2000 (incorporated by reference to Alloy`s
Annual Report on Form 10-K filed May 1, 2000).

10.8 Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (filed with this Annual Report on
Form 10-K).

10.9 Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (filed with this Annual Report on Form 10-K).

10.10 Employment Agreement dated April 19, 1999 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

10.11 Employment Agreement dated April 19, 1999 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference into Alloy`s Registration Statement on Form S-1 (Registration Number 333- 74159)).

10.12 Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

10.13 Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference into Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

10.14 Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference into Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

10.15 Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference into Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

10.16 Employment Letter dated February 22, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

10.17 Non-Qualified Stock Option Agreement dated as of August 2, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy`s 2000 Annual Report on Form 10-K filed May 1, 2000).

10.18 Non-Qualified Stock Option Agreement dated as of November 4, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy`s 2000 Annual Report on Form 10-K filed May 1, 2000.)

10.19 Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference into Alloy`s 2001 Annual Report on Form 10-K filed May 1, 2001).

10.20 Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference into Alloy`s 2001 Annual Report on Form 10-K filed May 1, 2001).

10.21 Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell. (incorporated by reference into Alloy`s 2001 Annual Report on Form 10-K filed May 1, 2001).

10.22 Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell. (incorporated by reference into Alloy`s 2001 Annual Report on Form 10-K filed May 1, 2001).

10.23 Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference into Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

10.24 1999 Employee Stock Purchase Plan (incorporated by reference into Alloy`s Registration Statement on Form S-1 (Registration Number 333-74159)).

10.25 Investment Representation and Lockup Agreement, dated as of September 28, 2001, by and among Alloy, Inc., Daniel E. Duckworth and Dianna J. Duckworth (incorporated by reference to Alloy`s Current Report on Form 8-K filed October 15, 2001).

10.26 Investment Representation and Lockup Agreement, dated as of November 26, 2001, by and between Alloy, Inc. and MarketSource Corporation (incorporated by reference to Alloy`s Current Report on Form 8-K filed December 11, 2001).

10.27 Agreement, dated as of January 25, 2002 between Alloy, Inc. and Fletcher International, Ltd. (incorporated by reference to Alloy`s Current Report on Form 8-K filed January 29, 2002)

10.28 Securities Purchase Agreement by and among Alloy Online, Inc, BayStar Capital, L.P., BayStar International, Ltd., Lambros, L.P., Crosslink Crossover Fund III, L.P., Offshore Crosslink Crossover Fund III Unit Trust, Bayview Partners, the Peter M. Graham Money Purchase Plan and Trust and Elyssa Kellerman, dated as of June 19, 2001 (incorporated by reference to Alloy`s Current Report on Form 8-K filed June 20, 2001).

10.29 Registration Rights Agreement, dated as of June 19, 2001, by and among Alloy Online, Inc, BayStar Capital, L.P., BayStar International, Ltd., Lambros, L.P., Crosslink Crossover Fund III, L.P., Offshore Crosslink Crossover Fund III Unit Trust, Bayview Partners, the Peter M. Graham Money Purchase Plan and Trust and Elyssa Kellerman (incorporated by reference to Alloy`s Current Report on Form 8-K filed June 20, 2001).

10.30 Investment Representation and Lockup Agreement, dated as of August 1, 2001, by and among Alloy Online, Inc. and Alan M. Weisman (incorporated by reference to Alloy`s Current Report on Form 8-K filed August 14, 2001).

10.31 Office Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated July 31, 1993, including Storage Lease Amendment dated September 30, 1998, and Second Amendment to Lease dated September 30, 1998 between Prentiss Properties Acquisition Partners, L.P. and Cass Communications, Inc. (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed September 14, 2001).

10.32 Sublease Agreement between Cass Communications, Inc. and Cass Recruitment Media, Inc., dated August 1, 2001 (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q dated September 14, 2001).

10.33 Storage Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated April 21, 1994 (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed September 14, 2001).

10.34 Consent to and Assignment of Lease and Storage Lease, as amended and supplemented by and between 1800 Sherman Associates and Cass Communications, Inc., between Prentiss Properties Acquisition Partners, L.P., dated as of July 31, 2001 (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed September 14, 2001).

10.35 Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998 (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed September 14, 2001).

10.36 Lease between Empire State Building Company and Cass Communications, Inc., dated as of November 23, 1999 (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed September 14, 2001).

10.37 Lease Agreement by and between Bike Land, LLC and Dan`s Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed December 17, 2001).

10.38 Lease Agreement by and between Bikeland, LLC and Dan`s Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed December 17, 2001).

10.39 Second Lease Modification Agreement between Alloy, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of January 28, 2002 (incorporated by reference to Alloy`s Annual Report on Form 10-K filed May 1, 2002).

10.40 Assignment and Assumption of Lease between Alloy, Inc. and Goldfarb & Abrandt dated as of February 1, 2002 (incorporated by reference to Alloy`s Annual Report on Form 10-K filed May 1, 2002).

10.41 Sublease Agreement between Alloy Acquisition Sub, Inc. and MarketSource, Inc., dated as of November 26, 2001 (incorporated by reference to Alloy`s Annual Report on Form 10-K filed May 1, 2002).

10.41.1 Consent to Assignment, dated December 12, 2002, by and among Martin D. Levine, MarketSource, L.L.C., 360 Youth, Inc. and 360 Youth, L.L.C. (filed with this Annual Report on Form 10-K).

10.42 Sublease Agreement between Alloy Acquisition Sub, Inc. and MarketSource, Inc., dated as of November 26, 2001 (incorporated by reference to Alloy`s Annual Report on Form 10-K filed May 1, 2002).

10.43 Fourth Lease Amendment between the Arthur Segal Trust and Phase Three, Inc., dated May 23, 2001 (incorporated by reference to Alloy`s Annual Report on Form 10-K filed May 1, 2002).

10.44 First Amendment to Standard Office Lease, dated as of November 1, 2001, by and between Arden Realty Finance Partnership, L.P. and Alloy, Inc. (incorporated by reference to Alloy`s Annual Report on Form 10-K filed May 1, 2002).

10.45 Modification to Lease dated November 2, 1999, as modified by that certain Second Lease Modification Agreement dated as of January 28, 2002, by and between Alloy, Inc. and Abner Properties Company, dated April 16, 2002 (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed June 14, 2002).

10.46 Master Services Agreement, dated as of February 1, 2002, by and between NewRoads, Inc. and Alloy, Inc. (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed June 14, 2002).

10.47 Sublease Agreement, dated October 24, 2002 between Epigenx
Pharmaceuticals, Inc. and Armed Forces Communications, Inc., d/b/a Market Place Media (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed September 16, 2002).

10.48 Third Lease Modification and Extension Agreement, dated as of August 31, 2002 between Abner Properties Company c/o Williams USA Realty Services, Inc. and Alloy, Inc. (incorporated by reference to Alloy`s Quarterly Report on Form 10-Q filed December 16, 2002).

21.1 Subsidiaries of Alloy, Inc. as of January 31, 2003 (filed with this Annual Report on Form 10-K).

23.1 Consent of KPMG LLP (filed with this Annual Report on Form 10-K).

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code) (filed with this Annual Report on Form 10-K).

                          ALLOY, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                           PAGE

 Financial Statements

     Independent Auditors` Report of KPMG LLP (dated March 14, 2003)                                       F-2

     Report of Independent Public Accountants (Arthur Andersen, dated March 13, 2002)                      F-3

     Consolidated Balance Sheets as of January 31, 2002 and 2003                                           F-4

     Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years                   F-5
         Ended January 31, 2001, 2002 and 2003

     Consolidated Statements of Changes in Stockholders` (Deficit) Equity and Other Comprehensive          F-6
         Income (Loss) for the Years Ended January 31, 2001, 2002 and 2003

     Consolidated Statements of Cash Flows for the Years Ended January 31, 2001, 2002 and                  F-7
     2003

     Notes to Consolidated Financial Statements                                                            F-8

 Financial Statement Schedule

     The following financial statement schedule is included herein:

     Schedule II--Valuation and Qualifying Accounts                                                        S-1


All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS` REPORT

To the Board of Directors and
Stockholders of Alloy, Inc.:

We have audited the accompanying consolidated balance sheet of Alloy, Inc. and subsidiaries as of January 31, 2003, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders` (deficit) equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the related January 31, 2003 financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Alloy, Inc.`s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and related financial statement schedules of Alloy, Inc. and subsidiaries as of January 31, 2002 and 2001 and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and related financial statement schedules, before the restatement described in Note 17 to the financial statements, in their report dated March 13, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alloy, Inc. and subsidiaries as of January 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, Alloy, Inc. changed its method of accounting for goodwill and other intangible assets in 2002.

As discussed above, the 2001 and 2000 financial statements of Alloy, Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 17, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Alloy, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.







                                                                 /s/ KPMG LLP

New York, New York
March 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Alloy, Inc.:

We have audited the accompanying consolidated balance sheets of Alloy, Inc. (a Delaware corporation) and subsidiaries as of January 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive loss, statements of changes in shareholders` equity and accumulated other comprehensive (loss) income and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 360 Youth, Inc. as of January 31, 2002 and for the period from November 27, 2001 through January 31, 2002, which statements reflect total assets and total revenues of 2 percent and 3 percent in the fiscal year ended January 31, 2002 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission`s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                      ARTHUR ANDERSEN LLP




New York, New York
March 13, 2002


THIS IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN LLP, OUR FORMER INDEPENDENT AUDITORS, AS OF THE DATES INDICATED ABOVE, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP SINCE THOSE DATES.

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)



                                                                                                          January 31,
                                                                                                     ----------------------
                                             ASSETS                                                  2002              2003
                                             ------                                                  ----              ----

CURRENT ASSETS:
   Cash and cash equivalents                                                                      $  61,618        $   35,187
   Available-for-sale marketable securities                                                          15,049            23,169
   Accounts receivable, net of allowance for doubtful accounts of $2,143 and $3,410,
     respectively                                                                                    13,662            30,022
   Inventories                                                                                       16,400            23,466
   Prepaid catalog costs                                                                              1,786             2,100
   Other current assets                                                                               1,984            10,130
                                                                                                  ---------         ---------
                  Total current assets                                                              110,499           124,074

Property and equipment, net                                                                           8,554            10,081
Deferred tax assets                                                                                      --            5,621
Goodwill, net                                                                                       178,474           270,353
Intangible and other assets, net                                                                     12,680            24,471
                                                                                                  ---------         ---------
                  Total assets                                                                    $ 310,207         $ 434,600
                                                                                                  =========         =========


                              LIABILITIES AND STOCKHOLDERS` EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                               $  11,199         $  28,032
   Deferred revenues                                                                                 15,481            15,106
   Accrued expenses and other current liabilities                                                    18,389            27,679
                                                                                                  ---------         ---------
                  Total current liabilities                                                          45,069            70,817

Deferred tax liabilities                                                                                 --             2,698
Other Long-term liabilities                                                                             358                93

Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable
   on June 19, 2005; 1,765 and 1,613 shares issued and outstanding, respectively                     15,046            15,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS` EQUITY:
   Preferred stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares
     designated as Series A Redeemable Convertible Preferred Stock and 3,000 shares                      --                --
     designated as Series B Redeemable Convertible Preferred Stock authorized, 1,765 and 1,613 shares issued and outstanding as Series B Redeemable Convertible Preferred Stock
     (above), respectively
   Common stock; $.01 par value; 200,000,000 shares authorized; 34,916,877 and 40,082,024
     shares issued and outstanding, respectively                                                        349               401
   Additional paid-in capital                                                                       324,719           396,963
   Accumulated deficit                                                                              (75,250)          (51,955)
   Deferred compensation                                                                                (31)               --
   Accumulated other comprehensive (loss) income                                                        (53)              164
   Less common stock held in treasury, at cost; none and 8,275 shares, respectively                      --              (131)
                                                                                                  ---------         ---------
                  Total stockholders` equity                                                        249,734           345,442
                                                                                                  ---------         ---------
                  Total liabilities and stockholders` equity                                      $ 310,207         $ 434,600
                                                                                                  =========         =========



The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Amounts in thousands, except share and per share data)


                                                                                        For the Years Ended January 31,
                                                                                        -------------------------------
                                                                               2001                2002                 2003
                                                                               ----                ----                 ----

REVENUES:
   Net merchandise revenues                                               $     76,736         $    124,052         $    167,572
   Sponsorship and other revenues                                               14,452               41,570              131,758
                                                                          ------------         ------------         ------------

                  Total revenues                                                91,188              165,622              299,330

COST OF REVENUES:
   Cost of goods sold                                                           36,823               59,850               79,912
   Cost of sponsorship and other revenues                                          934                9,008               65,236
                                                                          ------------         ------------         ------------

               Total cost of revenues                                           37,757               68,858              145,148

                                                                          ------------         ------------         ------------

Gross profit                                                                    53,431               96,764              154,182
                                                                          ------------         ------------         ------------

OPERATING EXPENSES:
   Selling and marketing                                                        60,814               81,829              108,791
   General and administrative                                                   10,659               13,516               17,240
   Amortization of goodwill and other intangible assets                          8,573               18,316                5,554
   Restructuring charge to write-off abandoned
   facility lease and equipment                                                     --                   --                2,571
                                                                          ------------         ------------         ------------

                  Total operating expenses                                      80,046              113,661              134,156
                                                                          ------------         ------------         ------------

(Loss) income from operations                                                  (26,615)             (16,897)              20,026

OTHER INCOME (EXPENSE):
   Interest income                                                               1,138                  943                1,798
   Interest expense                                                                (19)                  (8)                  (1)
   (Loss) gain on sales of marketable securities, net                           (4,193)                 658                   --
                                                                          ------------         ------------         ------------

(Loss) income before income taxes                                              (29,689)             (15,304)              21,823

Provision (benefit) for income taxes                                                --                  296               (1,472)


Net (loss) income                                                              (29,689)             (15,600)              23,295


Unrealized (loss) gain on available-for-sale marketable securities                 917                 (892)                 217
                                                                          ------------         ------------         ------------
Comprehensive (loss) income                                               $    (28,772)        $    (16,492)        $     23,512

Net (loss) income                                                         $    (29,689)        $    (15,600)        $     23,295

Non-cash charge attributable to beneficial conversion feature
  of preferred stock issued                                                         --                6,745                   --
Preferred stock dividends and accretion of discount                                 --                3,013                2,100
                                                                          ------------         ------------         ------------
Net (loss) income attributable to common stockholders                     $    (29,689)        $    (25,358)        $     21,195
                                                                          ============         ============         ============

Basic and diluted net (loss) earnings per share of common stock:

     Basic net (loss) earnings attributable to common stockholders
         per share                                                        $      (1.61)        $      (1.02)        $       0.55
                                                                          ============         ============         ============
     Diluted net (loss) earnings attributable to common stockholders
         per share                                                        $      (1.61)        $      (1.02)        $       0.53
                                                                          ============         ============         ============

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING:                           18,460,042           24,967,678           38,436,256
                                                                          ============         ============         ============

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING:                         18,460,042           24,967,678           40,071,412
                                                                          ============         ============         ============



The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS` (DEFICIT) EQUITY

(Amounts in thousands, except share data)


                                                                            Common Stock        Additional     Accumulated
                                                                          Shares     Amount   Paid-In Capital    Deficit
                                                                          ------     ------   ---------------    -------


BALANCE, January 31, 2000                                               14,686,437     147          68,948       (23,216)
   Issuance of common stock in connection with acquisitions and
     exchange transaction                                                6,533,321      65          71,299            --
   Issuance of stock options to consultants                                     --      --             577            --
   Amortization of deferred compensation                                        --      --              --            --
   Issuance of common stock pursuant to the exercise of options and
     warrants and the employee stock purchase plan                          26,200      --              40            --
   Net loss                                                                     --      --              --       (29,689)
   Unrealized gain on available-for-sale marketable securities                  --      --              --            --
                                                                        ----------    ----       ---------      --------

BALANCE, January 31, 2001                                               21,245,958     212         140,864       (52,905)
   Issuance of common stock and warrants for acquisitions of             7,534,032      75          96,573            --
     businesses
   Cancellation of stock options issued to employees and consultants            --      --            (488)           --
   Amortization of deferred compensation                                        --      --              --            --
   Issuance of common stock pursuant to the exercise of options and
     warrants and the employee stock purchase plan                       1,273,296      13          11,454            --
   Impact of beneficial conversion feature in issuance of Series A
     and Series B Convertible Preferred Stock                                   --      --           6,745        (6,745)
   Issuance of warrants to holders of Series A and B Convertible                --      --           3,917            --
   Preferred Stock
   Issuance of common stock for conversion of Series A and Series B
     Convertible Preferred Stock                                           921,225       9          10,712            --
   Issuance of common stock and warrants in connection with private      3,942,366      39          57,956            --
     placements
   Accretion of discount and dividends on Series A and Series B
     Convertible Preferred Stock                                                --      --          (3,013)           --
   Net loss                                                                     --      --              --       (15,600)
   Unrealized loss on available-for-sale marketable securities                  --      --              --            --
                                                                        ----------    ----       ---------      --------

BALANCE, January 31, 2002                                               34,916,877    $349       $ 324,719      $(75,250)
   Issuance of common stock and warrants for acquisitions of               803,628       8          11,421            --
     businesses
   Shares returned from escrow                                                  --      --              --            --
   Amortization of deferred compensation                                        --      --              --            --
   Issuance of common stock pursuant to the exercise of options and warrants and the employee stock purchase plan, net of tax
     benefit of $2,481                                                     225,050       2           4,403            --
   Issuance of common stock for conversion of Series B
     Convertible Preferred Stock                                           136,469       2           1,594            --
   Issuance of common stock and warrants in connection with private      4,000,000      40          56,926            --
     placements and public offering, net of expenses
   Accretion of discount and dividends on Series B
     Convertible Preferred Stock                                                --      --          (2,100)           --
   Net income                                                                   --      --              --        23,295
   Unrealized gain on available-for-sale marketable securities                  --      --              --            --
                                                                        ----------    ----       ---------      --------

BALANCE, January 31, 2003                                               40,082,024    $401       $ 396,963      $(51,955)
                                                                        ==========    ====       =========      ========








                                                                                      Accumulated
                                                                                          Other
                                                                         Deferred     Comprehensive  Treasury Shares
                                                                       Compensation   (Loss) Income   Shares  Amount   Total
                                                                       ------------   -------------  -------  ------   -----


BALANCE, January 31, 2000                                                  (593)           (78)         --      --     45,208
   Issuance of common stock in connection with acquisitions and
     exchange transaction                                                    --             --          --      --     71,364
   Issuance of stock options to consultants                                (577)            --          --      --         --
   Amortization of deferred compensation                                    442             --          --      --        442
   Issuance of common stock pursuant to the exercise of options and
     warrants and the employee stock purchase plan                           --             --          --      --         40
   Net loss                                                                  --             --          --      --    (29,689)
   Unrealized gain on available-for-sale marketable securities               --            917          --      --        917
                                                                          -----          -----                        -------

BALANCE, January 31, 2001                                                  (728)           839          --      --     88,282
   Issuance of common stock and warrants for acquisitions of                 --             --          --      --     96,648
     businesses (Note 3)
   Cancellation of stock options issued to employees and consultants        488             --          --      --         --
   Amortization of deferred compensation                                    209             --          --      --        209
   Issuance of common stock pursuant to the exercise of options and
     warrants and the employee stock purchase plan                           --             --          --      --     11,467
   Impact of beneficial conversion feature in issuance of Series A
     and Series B Convertible Preferred Stock                                --             --          --      --         --
   Issuance of warrants to holders of Series A and B Convertible             --             --          --      --      3,917
   Preferred Stock
   Issuance of common stock for conversion of Series A and Series B
     Convertible Preferred Stock                                             --             --          --      --     10,721
   Issuance of common stock and warrants in connection with private          --             --          --      --     57,995
     placements
   Accretion of discount and dividends on Series A and Series B
     Convertible Preferred Stock                                             --             --          --      --     (3,013)
   Net loss                                                                  --             --          --      --    (15,600)
   Unrealized loss on available-for-sale marketable securities               --           (892)         --      --       (892)
                                                                          -----          -----          --      --    -------


BALANCE, January 31, 2002                                                   (31)           (53)         --      --    249,734
   Issuance of common stock and warrants for acquisitions of                 --             --          --      --     11,429
     businesses
   Shares returned from escrow                                               --             --       (8,275)  (131)      (131)
   Amortization of deferred compensation                                     31             --          --      --         31
   Issuance of common stock pursuant to the exercise of options and warrants and the employee stock purchase plan, net of tax
     benefit of $2,481                                                       --             --          --      --      4,405
    Issuance of common stock for conversion of Series B
     Convertible Preferred Stock                                             --             --          --      --      1,596
   Issuance of common stock and warrants in connection with private          --             --          --      --     56,966
     placements and public offering, net of expenses
   Accretion of discount and dividends on Series B
     Convertible Preferred Stock                                             --             --          --      --     (2,100)
   Net income                                                                --             --          --      --     23,295
   Unrealized gain on available-for-sale marketable securities               --            217          --      --        217
                                                                          -----          -----    --------   -----    -------

BALANCE, January 31, 2003                                                    --           $164     (8,275)   $(131)  $345,442
                                                                          =====          =====    ========   =====   ========

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)




                                                                                             For the Years Ended January 31,
                                                                                             -------------------------------
                                                                                         2001            2002              2003
                                                                                         ----            ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                  $(29,689)        $(15,600)         $23,295
   Adjustments to reconcile net (loss) income to net cash (used in) provided by
   Operating activities:
     Depreciation and amortization                                                       9,861           21,053            9,819
     Realized (gain) loss on sales of marketable securities, net                         4,193             (658)              --
     Compensation charge for issuance of stock options and common stock                    442              209               31
     Income tax benefit of exercised options on current year tax provision                  --               --            1,224
     Changes in operating assets and liabilities - net of effect of business acquisitions:
       Accounts receivable, net                                                           (393)          (2,443)          (1,376)
       Inventories net                                                                  (2,872)              94           (5,918)
       Prepaid catalog costs                                                              (160)            (456)             238
       Other assets                                                                        369              841          (11,878)
       Accounts payable, accrued expenses, and other                                       668             (752)           8,616
                                                                                      --------         --------         --------
              Net cash (used in) provided by operating activities                      (17,581)           2,288           24,051
                                                                                      --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                                   (25,261)         (28,299)        (77,000)
   Proceeds from the sales and maturities of marketable securities                      47,421           29,080          69,097
   Cash paid in connection with acquisitions of businesses, net of cash acquired       (12,884)         (45,760)        (89,580)
   Purchase of minority investment and other assets                                     (1,000)            (200)           (750)
   Purchase of mailing lists, domain names and marketing rights                             --             (883)         (4,850)
   Capital expenditures                                                                 (2,969)          (2,087)         (4,317)
   Sale and disposal of capital assets                                                      --               --             490
                                                                                      --------         --------         --------
              Net cash provided by (used in) by investing activities                     5,307          (48,149)       (106,910)
                                                                                      --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock, net of expenses paid                          9,218           60,127          54,887
   Net proceeds from sale of Series A and Series B Redeemable Convertible
   preferred stock                                                                          --           26,710               --
   Exercise of options and warrants and common stock purchases under the
   employee stock purchase plan                                                             11           11,467            1,924
   Payments of capitalized lease obligation                                               (319)            (163)            (383)
                                                                                      --------         --------         --------
              Net cash provided by financing activities                                  8,910           98,141           56,428
                                                                                      --------         --------         --------

Net (decrease) increase in cash and cash equivalents                                    (3,364)          52,280          (26,431)

CASH AND CASH EQUIVALENTS, beginning of year                                            12,702            9,338           61,618
                                                                                      --------         --------         --------

CASH AND CASH EQUIVALENTS, end of year                                                $  9,338         $ 61,618         $ 35,187
                                                                                      ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
   Cash paid during the year for:
     Interest                                                                         $     16         $      8                1
                                                                                      ========         ========         ========
     Income taxes                                                                     $     --         $    323              441
                                                                                      ========         ========         ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock and warrants in connection with acquisitions (Note 3)     $ 42,600         $ 96,648         $ 11,429
                                                                                      ========         ========         ========
   Issuance of common stock in connection with exchange transaction (Note 5)          $ 19,530         $     --         $     --
                                                                                      ========         ========         ========
   Marketable securities received in connection with exchange transaction
     (Note 5)                                                                         $ 19,530         $     --         $     --
                                                                                      ========         ========         ========
   Conversion of Series A and Series B Redeemable Convertible preferred stock
   into common stock                                                                  $     --         $  8,903         $  1,596
                                                                                      ========         ========         ========



The accompanying notes are an integral part of these consolidated statements.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data or unless otherwise noted)

1.       BUSINESS

Alloy, Inc. ("Alloy" or the "Company") is a media, marketing services and direct marketing company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Alloy`s business integrates direct mail catalogs, print media, display media boards, websites, on-campus marketing programs, and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. Alloy reaches a significant portion of Generation Y consumers through its various media assets, marketing services programs and direct marketing activities and, as a result, Alloy is able to offer advertisers targeted access to the youth market. Additionally, Alloy`s assets have enabled it to build a comprehensive database that includes detailed information about more than 13.3 million Generation Y consumers.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Alloy`s fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31, following the particular year (i.e., "fiscal 2002" refers to the fiscal year ending, January 31, 2003).

Principles of Consolidation

The consolidated financial statements include the accounts of Alloy and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

Merchandise revenues are recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon Alloy`s return policy, historical experience and evaluation of current sales trends. Merchandise revenues also include shipping and handling billed to customers. Shipping and handling costs are reflected in selling and marketing expenses in the accompanying consolidated statements of operations, and approximated $7,699, $11,801, and $14,736 for the years ended January 31, 2001, 2002 and 2003, respectively.

Sponsorship revenues consist primarily of advertising provided for third parties in Alloy`s media properties. Revenue under these arrangements is recognized, net of the commissions and agency fees, when the underlying advertisement is published, broadcast or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an "impression" or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized as earned pro rata on a monthly basis over the estimated economic life of the catalog. Advertising costs are recognized in conjunction with associated revenue recognitions, and any direct-response advertising costs are expensed ratably over the estimated economic life of each catalog. Billings in advance of advertising delivery are deferred until earned.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data or unless otherwise noted)

Other revenues consist of book development/publishing revenue and other service contracts related to certain of the businesses acquired since 1999. The revenues and related expenses earned and incurred in connection with publishing activities are recognized upon publication of such property. Any amounts received prior to publication are treated as advances, and classified as a current liability. Costs paid prior to publication are deferred and classified as other current assets in the consolidated balance sheets. Contract revenues are recognized upon the delivery of the contracted services and when no significant company performance obligation remains. Billings recorded in advance of provision of services are deferred until the services are provided. Service revenues are recognized as the contracted services are rendered. In the case of Alloy`s advertising placement services, revenue is reported in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Alloy conducts an analysis of its pricing and collection risk, among other tests, to determine whether revenue should be reported on a gross or net basis.


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

Reclassifications

Certain balances in the prior year have been reclassified to conform to the presentation adopted in the current year.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Marketable Securities

Alloy accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Alloy has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are reported at fair value, with the unrealized gains and losses reported in stockholders` equity, under the caption "accumulated other comprehensive (loss) income." Realized gains and losses and declines in value judged to be other-than-temporary are recognized as general and administrative expenses on the specific identification method in the period in which they occur.

Allowance for Doubtful Accounts

Alloy determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and a customer-by-customer analysis of its high-risk customers. Its reserves contemplate its historical loss rate on receivables, specific customer situations, and the economic environments in which the Company operates.

Concentration of Credit Risk

With respect to its sponsorship and other activities sector, Alloy provides media, marketing, advertising placement and event promotion services to over 1,500 clients who operate in a variety of industry sectors. Alloy extends credit to qualified clients in the ordinary course of its business. With respect to its merchandising sector, Alloy collects payment for all merchandise prior to shipment, and performs credit card authorizations and check verifications for all customers prior to such shipment. Due to the diversified nature of its client base, it does not believe that it is exposed to a concentration of credit risk, as its largest client accounted for less than 2% of its 2002 consolidated revenue.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and obligations under capital leases approximate their fair value due to the short maturities of these instruments. Marketable securities, including derivative financial instruments, are carried at their fair values in the accompanying consolidated balance sheets. Alloy calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. Alloy uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Alloy uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market value.

Catalog Costs

Catalog costs consist of catalog production and mailing costs. Catalog costs are capitalized and charged to expense over the expected future revenue stream, which is principally three to four months from the date the catalogs are mailed. Deferred catalog costs as of January 31, 2002 and 2003 were approximately $1,786 and $2,100, respectively. Catalog costs expensed for the years ended January 31, 2001, 2002 and 2003 were approximately $20,700, $20,573 and $25,926 respectively, and are included within selling and marketing expenses in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost and depreciated and amortized using the straight-line method over the following estimated useful lives:


  Computer equipment under capitalized leases        Life of the lease
  Leasehold improvements                             Life of the lease
  Computer software and equipment                    3 to 5 Years
  Machinery and equipment                            5 to 7 Years
  Office furniture and fixtures                      5 to 10 Years

Goodwill and Other Intangibles

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired resulting from a business combination for which the acquisition date was after June 30, 2001 is no longer amortized, but is periodically tested for impairment. Additionally, in accordance with SFAS No. 141, "Business Combinations," Alloy allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable, such as trade names, customer relationships and client lists. Information about acquisitions can be found in Note 3.

Historically and before the effective date of SFAS No. 142, intangibles were amortized on a straight-line basis over a period not to exceed 40 years. The intangible assets were written down if and to the extent they were determined to be impaired. Under SFAS No. 142, Alloy no longer amortizes goodwill and intangibles with indefinite lives and it is required to perform an annual impairment test on goodwill balances and intangibles with indefinite lives. The initial test for impairment required it to assess whether there was an indication that goodwill was impaired as of the date of adoption of SFAS No.
142. To accomplish this, Alloy identified its reporting units and determined the carrying value of each unit, including goodwill and other intangible assets. It then determined the fair value of each reporting unit and compared it with its carrying value. In performing this test in accordance with SFAS No. 142, Alloy aggregated the components of the reporting units to the level where operating decisions are made. Alloy completed its annual SFAS No. 142 impairment test during the fourth quarter of fiscal 2002. As of January 31, 2003 it concluded that the fair values of the reporting units exceeded the carrying values of the reporting units. Therefore, no impairment charge was recognized in fiscal 2002 and no changes were made to the useful lives of its intangibles. Additional information about SFAS No. 142 is contained in Note 4.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)

Stock Option and Employee Stock Purchase Plans

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net income (loss) and earnings per share as required by SFAS No. 123, "Accounting for Stock-Based Compensation," recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

Shares issued under the employee stock purchase plan are considered noncompensatory for the determination of compensation expense under APB No. 25, but the fair value of the benefit related to acquiring such shares at a discount is included as compensation expense in the pro forma disclosures required by SFAS No. 123.

The following table reflects the effect on net (loss) income and (loss) earnings per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.





                                                                                   Year Ended January 31,
                                                                     --------------------------------------------------
                                                                         2001               2002              2003
                                                                     ------------       ------------      ------------

 Net (loss) income attributable to
   common stockholders:          As reported                            $(29,689)      $    (25,358)     $     21,195
                                 Stock based employee compensation cost $( 6,750)      $    (10,147)     $    (14,259)
                                 Pro forma                              $(36,439)      $    (35,505)     $      6,936

 Basic (loss) earnings attributable
   to common stockholders per
   share:                        As reported                            $  (1.61)      $      (1.02)     $       0.55
                                 Stock based employee compensation cost $  (0.36)      $      (0.40)     $      (0.37)
                                 Pro forma                              $  (1.97)      $      (1.42)     $       0.18

 Diluted (loss) earnings attributable
  to common stockholders per
  share:                         As reported                            $  (1.61)      $      (1.02)     $       0.53
                                 Stock based employee compensation cost $  (0.36)      $      (0.40)     $      (0.36)
                                 Pro forma                              $  (1.97)      $      (1.42)     $       0.17

See Note 12 for additional information concerning the Company`s stock option and employee stock purchase plans.

Income Taxes

The Company accounts for deferred income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities are measured using rates expected to be in effect when those assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in that period that includes the enactment date.

Net (Loss) Earnings Per Share

Basic and diluted net (loss) earnings per share are computed and presented in accordance with SFAS No. 128, "Earnings per Share." Basic net (loss) earnings per share was determined by dividing net loss by the weighted-average number of common shares outstanding during each period. Contingently issuable shares are excluded from the calculation of basic net loss per share until the contingency related to the shares is resolved. Diluted net income per share of the Company includes the impact of certain potentially dilutive securities. However, diluted net loss per share excludes the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive. A reconciliation of the net income available for common stockholders and the number of shares used in computing basic and diluted net (loss) income per share is provided in
Note 14.

Derivative Instruments and Hedging Activities

In July 2000, Alloy purchased put options and sold call options (referred to as collars) on a total of 600,000 shares of Liberty Digital, Inc. ("LDIG") common stock, representing a portion of LDIG common stock already owned by Alloy as available-for-sale marketable securities. The options allowed Alloy to sell LDIG common stock at various prices and were designated as a hedge against potential declines in the fair value of LDIG common stock. The options were to expire on various dates beginning January 2003 through July 2003. The net fair values of the options were $9,297 on January 31, 2001 and they were classified as available-for-sale marketable securities with a corresponding unrealized gain included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

Alloy adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendments in SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of February 1, 2001. These pronouncements require companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity`s balance sheet. Changes in fair value of derivative instruments are generally reflected in earnings, with the exception of certain hedging transactions, for which the change in fair value may be accounted for as a component of other comprehensive income, provided that certain criteria are met as specified in these pronouncements.

In connection with the adoption of SFAS No. 133 on February 1, 2001, Alloy transferred 628,305 shares of Liberty Digital, Inc. common stock together with the equity collars on 600,000 shares of Liberty Digital common stock that were previously designated as fair value hedges and classified as available-for-sale, to the classification of trading securities, pursuant to SFAS No. 133. The impact of the transfer was to recognize earnings of $854 as of February 1, 2001, representing the net unrealized holding gain for the securities as of February 1, 2001. In March 2001, Alloy sold its Liberty Digital shares and unwound the collars, which generated a net loss on the sales of the securities of $196, resulting in a total net gain on the sales of securities for the year ended January 31, 2002 of $658. As of January 31, 2003, Alloy does not have any freestanding derivative instruments, or instruments with embedded derivative features.

Recently Issued Accounting Pronouncements

The following pronouncements were issued by the FASB in 2001 and 2002 and impact Alloy`s financial statements as discussed below:

SFAS No. 141 - "Business Combinations" requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 superseded Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142 - "Goodwill and Other Intangible Assets" addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." Effective February 1, 2002, Alloy adopted SFAS No. 142, and no longer amortizes goodwill and other intangible assets with indefinite lives. These assets are subject to periodic testing for impairments at least annually. Substantially all of its assets subject to the annual impairment test consisted of goodwill. Alloy completed the annual impairment test required by SFAS No. 142 during the fourth quarter of fiscal 2002 by comparing the fair value of its reporting units with their carrying values. It also reassessed the useful lives of other intangibles that are amortized. As of January 31, 2003 it concluded that the fair values of the reporting units exceeded the carrying values of the reporting units. Therefore, no impairment charge was recognized in fiscal 2002 and no changes were made to the useful lives of our intangibles. Additional information about SFAS No. 142 is contained in note 4.

SFAS No. 143 - "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Alloy is currently evaluating the impact of the provisions of the Statement and will adopt the required accounting and reporting in fiscal 2003.

SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Effective February 1, 2002, the Company adopted SFAS No. 144. Adoption of SFAS No. 144 has not had a material impact on Alloy`s consolidated financial results of operations or financial position.

SFAS No. 146 - "Accounting for Costs Associated With Exit or Disposal Activities" requires costs associated with exit or disposal activities to be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Alloy adopted SFAS No. 146 effective January 1, 2003. There was no impact on its consolidated financial results of operations or financial position as a result of adopting SFAS No. 146.

SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure --- An Amendment of FASB No. 123" was issued as an amendment to FASB No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with SFAS No. 123). Alloy has applied the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and Alloy has made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required by SFAS No. 123 and permitted under SFAS No. 148. SFAS No. 148 also requires pro forma disclosure to be provided on a quarterly basis. Alloy will begin the quarterly disclosures for the first quarter of fiscal 2003 and will continue to closely monitor developments in the area of accounting for stock-based compensation.

FASB Interpretation No. 45 - "Guarantor`s Accounting and Disclosure Requirements for Guarantees, Including the Indirect Guarantees of Indebtedness to Others" (FIN No.45). FIN 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No.45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The application of FIN No. 45 did not result in additional disclosure in Alloy`s fiscal 2002 financial statements and is not expected to have a material impact on its fiscal 2003 consolidated results of operations or financial position.

FASB Interpretation No. 46 - "Consolidation of Variable Interest Entities" (FIN
46). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46 and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN No. 46 interests held in variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of August 1, 2003. Additionally, FIN No. 46 would require certain disclosures in Alloy`s fiscal 2002 financial statements if it was reasonably possible that Alloy will consolidate or disclose information about variable interest entities in existence as of August 1, 2003. The application of FIN No. 46 did not result in additional disclosure in its fiscal 2002 financial statements and is not expected to have a material impact on our fiscal 2003 consolidated results of operations or financial position.

Emerging Issues Task Force ("EITF") 02-17 - recognition of customer relationship Intangible Assets Acquired in a Business Combination. EITF 02-17 may impact Alloy`s future acquisitions as it establishes that customer mailing lists, customer Contracts and the related customer relationships are intangible assets to be recognized as assets apart from goodwill. Effective October 25, 2002, the Company has adopted the provisions of this EITF for the business combinations Consummated and goodwill impairment test performed. There was no material impact on our fiscal 2002 consolidated financial results of operations or financial position as a result of the application of EITF 02-17.

3.   ACQUISITIONS

Alloy completed four acquisitions during fiscal 2000, seven acquisitions during fiscal 2001 and six acquisitions during fiscal 2002. Alloy`s acquisition strategy is to continue to purchase companies that can reach Generation Y consumers through media, marketing services and direct marketing. In executing its acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the Company`s wide range of media and marketing assets so that advertisers and marketers will have the ability to target the more than 60 million Generation Y consumers in many different ways.

All of the acquisitions have been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy`s management based on available information and on assumptions as to future operations. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. For the Old Glory, Career Recruitment Media and YouthStream Media Networks acquisitions, Alloy is completing the review and determination of the fair values of the assets acquired and liabilities assumed. Accordingly, the allocations of the purchase prices are subject to revision based on the final determination of appraised and other fair values. For all acquisitions that involve escrowed shares, the value of these shares has been included in the initial purchase price allocation. Any subsequent changes will be reflected as an adjustment to goodwill. The amounts allocated to goodwill for certain acquisitions may also change in the future pending the outcome of other contingent arrangements, such as earn-outs, as described below. The description of Alloy`s business acquisitions completed during fiscal 2001 and fiscal 2002 is as follows:

Fiscal 2001

Strength Magazine

In February 2001, Alloy completed the acquisition of the Strength Magazine assets from Rapid Service Company ("Rapid Service"), an Ohio corporation, pursuant to which Alloy issued 99,909 shares of unregistered common stock to Rapid Service, having a value of $1.2 million (or $11.81 per share on the transaction date). A total of 19,981 of such shares were placed in escrow in accordance with the terms of the related agreements, which shares were released in May 2002. In addition, in October 2002, Alloy issued as additional acquisition consideration pursuant to an earn-out 27,248 shares of its common stock valued at $256. The total cost of this acquisition, including acquisitions costs, was $1.5 million. Strength Magazine is a lifestyle magazine primarily for teenage boys focusing on skateboarding and music. In connection with the acquisition, Alloy recorded approximately $1.7 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. The goodwill was being amortized over a period of three years through January 31, 2002. In connection with the adoption of SFAS No. 142, amortization of goodwill ceased on February 1, 2002. The results of Strength Magazine`s operations have been included in Alloy`s financial statements since February 2001.

Private Colleges & Universities

In April 2001, Alloy completed the acquisition of all the capital stock of Landon Media Group, Inc. ("Landon"), a Massachusetts corporation with a principal place of business in Westford, Massachusetts, in exchange for 1,314,348 shares of unregistered common stock, having a value of $9.6 million, $5.0 million in cash, four quarterly cash payments of $700 each which were completed in fiscal 2002, and contingently issuable warrants to purchase additional shares pursuant to the warrants` terms. A total of 197,152 of the acquisition shares were placed in escrow in accordance with the terms of the related agreements, which shares were released from escrow in April 2002. The warrants have expired because the circumstances surrounding the potential issuance of shares did not occur. Cash paid during fiscal 2002 for costs related to the acquisition was approximately $584. The total cost of this acquisition, including acquisition costs, was $17.7 million. Landon`s primary asset as of the effective time of the acquisition was 100% of the issued and outstanding capital stock of Carnegie Communications, Inc., a Delaware corporation, which Alloy renamed Private Colleges & Universities, Inc. ("PCU"). In connection with an internal reorganization, PC&U was effectively merged into 360 Youth, LLC, a wholly owned indirect subsidiary of Alloy. PCU produces publications and websites that profile colleges and universities, which are distributed to high school students, parents and guidance counselors. In connection with the acquisition, Alloy recorded approximately $20.8 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired, which included intangible assets of $300 relating to trademarks, $110 for a non-competition agreement and $25 representing the website. With the exception of trademarks, the intangible assets are being amortized over a period of three years. Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The goodwill was being amortized over a period of five years through January 31, 2002. In connection with the adoption of SFAS No. 142, amortization of goodwill ceased as of February 1, 2002. The results of PCU`s operations have been included in Alloy`s financial statements since April 2001.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)

CASS Communications

In August 2001, Alloy completed the acquisition of all the capital stock of CASS Communications, Inc. ("CASS"), an Illinois corporation with a principal place of business in Evanston, Illinois, in exchange for 1,720,392 shares of unregistered common stock, having a value of $23.1 million, of which 258,059 shares were placed in escrow in accordance with the terms of the related agreements; $9.7 million in cash; additional shares of Alloy common stock if CASS exceeded certain earnings targets over the 12-month period following the acquisition; and a contingent note, which would not be payable, if at all, until four months after the effectiveness of the initial registration for resale of the shares of Alloy common stock issued in the acquisition, with the principal amount of the note to be determined based on the average closing prices of Alloy common stock over such four month period. The maximum principal amount of the note was $10.0 million, and the note would have no value if the closing price for Alloy common stock averaged at least $11.28 per share in each of the four months over such four-month period. No additional purchase consideration was recognized as the average closing price of Alloy common stock exceeded $11.28 per share during the four-month period. In addition, no additional shares of Alloy common stock were issued since the earnings targets were not reached over the 12-month period following the acquisition. In August 2002, the 258,059 shares of common stock held in escrow were released. Cash paid during fiscal 2002 for costs related to the acquisition was approximately $1.8 million. The total cost of this acquisition, including acquisition costs was $35.4 million. Founded in 1968, CASS`s contracted media and promotional channels include college and high school newspapers and reach students on college and high school campuses through its outdoor and display media assets, and provide marketers with full service event production and promotion capability. In connection with the acquisition, Alloy has recorded approximately $36.2 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of $400 representing trademarks and $200 representing a non-competition agreement. The non-competition agreement is being amortized over its three-year term. Trademarks are deemed to have indefinite lives and therefore are not amortized but are review for impairment annually. The results of CASS`s operations have been included in Alloy`s financial statements since August 2001.

Dan`s Competition

In September 2001, Alloy closed an acquisition of all of the outstanding capital stock of Dan`s Competition, Inc. ("Dan`s Comp"), an Indiana corporation with a principal place of business in Mt. Vernon, Indiana in exchange for 2,081,037 shares of unregistered common stock, having a value of $25.2 million (or $12.34 per share on the transaction date) of which 370,370 shares were placed in escrow in accordance with the terms of the related agreements; $11.0 million in cash; and two contingent promissory notes, which notes expired without any payments being made thereunder in November 2002. The escrowed shares were released in October 2002. An additional 37,037 shares were issued in connection with a final working capital determination. The resulting additional purchase price of $721 ($19.47 per share) has been allocated to goodwill. The escrowed shares were released in October 2002. The total cost of this acquisition, including acquisition costs, was $37.0 million. Incorporated in 1996, Dan`s Comp is a direct marketer to teenage boys and a distribution brand in the action sports market. In connection with the acquisition, Alloy has recorded approximately $27.8 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of $3.5 million representing mailing lists, $1.6 million representing trademarks, $800 representing a non-competition agreement and $50 representing the website. With the exception of trademarks, these intangible assets are being amortized over periods ranging from three to five years. Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The results of Dan`s Comp operations have been included in Alloy`s financial statements since September 2001.

360 Youth

In November 2001, Alloy acquired substantially all of the assets of the 360 Youth business of MarketSource Corporation, a Delaware corporation, in exchange for 1,839,520 shares of unregistered common stock, having a value of $30.1 million of which 283,286 shares were placed in escrow in accordance with the terms of the related agreements; $13.4 million in cash; and warrants to purchase up to 110,000 shares of Alloy common stock. In accordance with its terms, one warrant may be exercised at a price of $13.78 per share with respect to 50,000 shares of common stock on or after November 26, 2002 and prior to November 26, 2007, and with respect to the remaining 50,000 shares of common stock, on or after November 26, 2003 and prior to November 26, 2008. The second warrant for 10,000 shares is currently exercisable at a price of $13.78 per share and expires on November 25, 2007. The fair value of the warrants was established as $950 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 4.61% and expected life of 6.5 years. In fiscal 2002, Alloy paid $645 in cash as additional consideration under the earnout provisions of the acquisition agreement. Additionally in March 2003, Alloy issued as additional consideration 1,545,947 shares of Alloy common stock, having a value of $7.7 million because 360 Youth exceeded certain earnings targets over the 12-month period following the acquisition. The escrowed shares were released in November 2002 after the resolution of all acquisition-related contingencies. The total cost of this acquisition, including acquisition costs, was $53.1 million. As part of the Company`s efforts to expand its range of media assets the Company acquired 360 Youth. The 360 Youth business focuses on providing marketing and promotional services targeted at teenagers and young adults, including acquiring and placing advertising and other promotional materials as a sales representative, agent or otherwise targeting the Generation Y market in all forms of media, and developing, staging and promoting events targeted at the Generation Y market. In connection with the acquisition, Alloy has recorded approximately $50.1 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of $1.4 million representing trademarks, $1.3 million representing a non-competition agreement and $10 representing the website. With the exception of trademarks, these intangible assets are being amortized over a period of three years. Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The results of 360 Youth`s operations have been included in Alloy`s financial statements since November 2001.

Target Marketing & Promotions

In November 2001, Alloy completed the acquisition of all of the stock of Target Marketing and Promotions, Inc. ("Target Marketing"), a Massachusetts corporation that provides market research and promotional activities and services targeted at the Generation Y audience. To pay for the acquisition, Alloy issued 204,967 shares of common stock of which 30,745 shares were placed in escrow in accordance with the terms of the related agreements. In November 2002, the 30,745 shares were released from escrow. In addition, Alloy issued 655,012 additional shares of common stock in fiscal 2002 as partial settlement of the earn-out provisions under the acquisition agreement. The total cost of this acquisition, including acquisition costs, was $12.7 million. In connection with the acquisition, Alloy has recorded approximately $13.4 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets in connection with the acquisition consisting of $400 representing trademarks, $200 representing a non-competition agreement and $10 representing the website. With the exception of trademarks, these intangible assets are being amortized over periods ranging from two to three years. Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The results of Target Marketing`s operations have been included in Alloy`s financial statements since November 2, 2001.

eStudentLoan

In November 2001, Alloy acquired all the issued and outstanding stock of eStudentLoan, Inc., ("eStudentLoan") a Delaware corporation, from Student Advantage, Inc. in exchange for $4.2 million in cash, of which $200 was placed in escrow. The total cost of this acquisition, including acquisition costs, was $4.3 million. eStudentLoan provides college students, prospective college students, graduate students and parents with an online resource to gather information about student loans, financial aid and scholarships. In connection with the acquisition, Alloy has recorded approximately $3.8 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of $30 representing trademarks, $25 representing a non-competition agreement and $500 representing the website. With the exception of trademarks, these intangible assets will be amortized over a three-year period. Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The results of eStudentLoan`s operations have been included in Alloy`s financial statements since November 27, 2001.

Fiscal 2002

Girlfriends LA

In March 2002, Alloy acquired all of the issued and outstanding shares of capital stock of GFLA, Inc. ("Girlfriends LA"), a California corporation, for $7.2 million in cash, of which $875 has been placed in escrow until at least June 18, 2003($500 of which was released in March 2003), 20,000 shares of Alloy common stock valued at $283, and warrants to purchase up to 100,000 shares of Alloy common stock valued at $691. Total cash paid including acquisition costs, net of cash acquired approximated $7.9 million. The total cost of this acquisition, including acquisition costs, was $9.1 million. Girlfriends LA is a direct marketer of apparel to young girls. Alloy has recorded approximately $7.8 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired In addition, Alloy identified specific intangible assets consisting of $490 representing trademarks, $550 representing mailing lists, $60 representing a non-competition agreement and $146 representing the website. With the exception of trademarks, these intangible assets will be amortized over a two to four-year period. Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The results of Girlfriends LA`s operations have been included in Alloy`s financial statements since March 2002.

Student Advantage Marketing Group

In May 2002, Alloy acquired substantially all of the assets of the events and promotions business of Student Advantage, Inc. in exchange for $6.5 million in cash, and up to $1.5 million of future performance-based cash consideration, of which $1 million has been paid. In addition, the duration of the escrow created in the eStudentLoan transaction was extended, and Alloy was allowed to make claims against the eStudentLoan escrow for breaches by Student Advantage of the Student Advantage Marketing Group Asset Purchase Agreement. Total cash paid including acquisition costs, net of cash acquired approximated $7.7 million. The total cost of this acquisition, including acquisition costs, was $7.8 million. Alloy has recorded approximately $6.6 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of $100 representing a non-competition agreement and $1.6 million representing the client relationships. These intangible assets will be amortized over a three-year period. The results of Student Advantage Marketing Group`s operations have been included in Alloy`s financial statements since May 2002.

Market Place Media

In July 2002, Alloy acquired all of the issued and outstanding stock of MPM Holding, Inc. ("MPM Holding"), whose sole operating asset was Armed Forces Communications, Inc., d/b/a/ Market Place Media, a major media placement and promotions company serving the college, multi-cultural and military markets through print, broadcast, out-of-home and event media. As part of the Company`s acquisition strategy, Market Place Media expands the Company`s media assets and provides advertisers with a greater access to the Generation Y consumer. Alloy paid $48.0 million in cash to complete the acquisition, subject to adjustment based upon the outcome of a final working capital audit, $4.3 million of which was placed into escrow as security for the satisfaction of the indemnification obligations of MPM Holdings, and $1 million of which was placed into a supplemental escrow as security for the collection of certain accounts receivable of Armed Forces Communications, Inc. Alloy paid $1.5 million as part of the working capital adjustment during the second half of fiscal 2002. Total cash paid including acquisition costs, net of cash acquired approximated $49.9 million. The total cost of this acquisition, including acquisition costs and net of cash acquired, was $51.2 million. Alloy has recorded approximately $41.9 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired.

In addition, Alloy identified specific intangible assets consisting of $4.7 million representing trademarks, $2.4 million representing client relationships, $700 representing a non-competition agreement and $50 representing the website. With the exception of trademarks, these intangible assets will be amortized over a three-year period. Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The results of Market Place Media`s operations have been included in Alloy`s financial statements since July 2002.

YouthStream Media Networks

In August 2002, Alloy acquired substantially all of YouthStream Media Networks, Inc.`s high school and college targeted marketing and media assets, which included over 20,000 out-of-home display media boards in high schools and on college campuses, media placement capabilities in college and high school newspapers, and event marketing services and contracts. Alloy paid $7.0 million in cash to complete the acquisition, subject to adjustment based upon the outcome of a final working capital audit. Alloy paid $231 for the working capital adjustment during fiscal 2002. Total cash paid including acquisition costs, net of cash acquired approximated $7.5 million. The total cost of this acquisition, including acquisition costs, was $7.5 million. Alloy has recorded approximately $5.6 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. The re-allocation of net excess purchase price to identified specific intangible assets was not completed by year-end as Alloy`s external valuation specialist has not yet completed the valuation analysis. This re-allocation will be recorded in the fiscal 2003 financial statements. Alloy does not believe that the amounts that may be re-allocated to other intangible assets will have a material impact on its consolidated results of operations and financial position. The results of YouthStream Media Networks` operations have been included in Alloy`s financial statements since August 2002.

Career Recruitment Media

In November 2002, Alloy acquired substantially all of the assets of Career Recruitment Media, Inc., an Illinois corporation ("CRM"). Alloy paid $2.3 million in cash and issued a warrant a to purchase up to 10,000 shares of Alloy common stock to complete the acquisition. Total cash paid including acquisition costs, net of cash acquired approximated $2.4 million. The total cost of this acquisition, including acquisition costs, was $2.5 million. Alloy has recorded approximately $2.5 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. The re-allocation of net excess purchase price to identified specific intangible assets was not completed by year-end. This re-allocation will be recorded in the fiscal 2003 financial statements. Alloy does not believe that the amounts that may be re-allocated to other intangible assets will have a material impact on its consolidated results of operations and financial position. The results of CRM`s operations have been included in Alloy`s financial statements since November 2002.

Old Glory

In December 2002, Alloy acquired Old Glory Boutique Distributing, Inc. ("Old Glory"), a Connecticut corporation, a direct marketer of music and entertainment lifestyle products including apparel, accessories and collectibles through direct mail catalogs and the internet. Alloy paid approximately $9.6 million to complete the acquisition, of which $1.2 million is being held in escrow. $300 of such escrowed cash was due to be released in April 2003. Total cash paid including acquisition costs, net of cash acquired approximated $10.0 million. The total cost of this acquisition, including acquisition costs, was $10.2 million. Alloy has recorded approximately $9.5 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of $300 representing trademarks, $450 representing mailing lists, $200 representing a non-competition agreement and $50 representing the website. With the exception of trademarks, the mailing lists will be amortized over a seven-year period, the non-competition agreement will be amortized over a four-year period, and the website will be amortized over a three-year period. Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The results of Old Glory`s operations have been included in Alloy`s financial statements since December 2002.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the fiscal year 2002 acquisition of Market Place Media had occurred as of the beginning of fiscal year 2001, after giving effect to certain adjustments including the elimination of finance costs (since MPM debt was not assumed in the acquisition), amortizations expense related to MPM`s pre-acquisition goodwill and intangible assets, and the reduction of interest income related to cash paid for the purchase of MPM. The unaudited pro forma information excludes the impact of all other fiscal year 2002 and 2001 acquisitions since they are not considered to be material to the Company`s consolidated financial statements.

The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company`s consolidated results of operations had the acquisitions been consummated on the dates assumed and does not project the Company`s results of operations for any future period:

                                                                          FOR THE YEARS ENDED JANUARY 31,

                                                                                            2002      2003
                                                                                            ----      ----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue                                                                              $ 211,230  $ 320,594
Net (loss) income                                                                        $ (13,493) $  22,597
Net (loss) income available to common stockholders                                       $ (23,251) $  20,497
Net (loss) income available to common stockholders per share
                  Basic                                                                  $   (0.93) $    0.53
                  Diluted                                                                $   (0.93) $    0.51


The purchase price for Market Place Media was allocated as follows:

Working capital, including cash acquired        $  1,123
Property and equipment                               408
Intangible assets                                  7,855
Goodwill                                          41,930
                                                --------

Purchase price                                  $ 51,316
                                                ========


4. GOODWILL AND INTANGIBLE ASSETS

Under SFAS No. 142, goodwill and intangible assets with indefinite lives that were acquired after June 30, 2001 are no longer amortized but instead are evaluated for impairment at least annually. With respect to goodwill and intangibles with indefinite lives that were acquired prior to July 1, 2001, Alloy adopted the nonamortization provisions of SFAS No. 142 as of February 1, 2002 and January 31, 2003. Alloy has completed the required impairment testing of goodwill and other intangibles with indefinite lives as of February 1, 2002, and has concluded that there was no impairment of such assets at that date.

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 had been in effect for the years ended January 31, 2001 and 2002:



                                                                                 Year
(amounts  in  thousands except per share data)                             ended January 31,
                                                                  ----------------------------------
                                                                    2001          2002          2003

Reported net (loss) income                                        $(29,689)    $(15,600)      $23,295

Add back: goodwill amortization                                      8,573       17,741            --
                                                                   -------      -------       -------
     Adjusted net (loss) income                                   $(21,116)    $  2,141       $23,295
                                                                   =======      =======       =======


Non-cash charge attributable to beneficial
  conversion feature of preferred stock issued                          --        6,745            --
Preferred stock dividends and accretion of discount                     --        3,013         2,100
                                                                   -------      -------       -------
Net (loss) income attributable to common stockholders             $(21,116)    $ (7,617)      $21,195
                                                                   =======      =======       =======
Basic (loss) earnings attributable to common
  stockholders per share

     as reported                                                  $  (1.61)    $  (1.02)      $  0.55
     as adjusted                                                  $  (1.14)    $  (0.31)      $  0.55

Diluted (loss) earnings attributable to common stockholders per share

     as reported                                                  $  (1.61)    $  (1.02)      $  0.53
     as adjusted                                                  $  (1.14)    $  (0.31)      $  0.53


The acquired intangible assets as of January 31, 2002 and January 31, 2003 were as follows:



                                    January  31,  2002                    January  31,  2003

                                ----------------------------      ----------------------------
                                  Gross                              Gross
                                 Carrying       Accumulated        Carrying       Accumulated
(amounts in thousands)            Amount        Amortization        Amount        Amortization
                                ----------      ------------      ----------      ------------
Amortized intangible
assets:

Mailing Lists                      $3,553              $293          $4,553            $1,314

Noncompete Agreements               2,635               206           3,695             1,074

Marketing Rights                      800                33           5,650             3,052

Websites                              595                42             841               331

Client Relationships                   --                --           4,000               378
                                ----------      ------------      ----------      ------------
                                   $7,583              $574         $18,739            $6,149
                                ==========      ============      ==========      ============

Nonamortized intangible
assets:

Trademarks                         $4,130                 --         $9,625                 --
                                ==========      ============      ==========      ============



In April 2002, Alloy purchased a two year right to serve as the agent for selling, licensing and marketing the media assets of a youth-oriented website for $4.9 million. The Company continually monitors the operating performance of this contract. In the fourth quarter of fiscal 2002, it was determined that based on future cash flow estimates, the carrying amount of the marketing rights would not be recoverable over the remaining term of the contract. Accordingly, an impairment charge of $1 million was recognized as additional amortization expense in the sponsorship segment, representing the excess of the net carrying amount of the intangible asset over its estimated fair value, determined as the discounted estimated future cash flows under the contract.

The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for each of the next four fiscal years through the fiscal year ending January 31, 2007 is $6.3 million, $4.0 million, $1.9 million and $232, respectively. The amortization expense related to fiscal years 2000, 2001 and 2002 was $0, $574 and $5.6 million, respectively.

Alloy is continuing the review and determination of the fair value of the assets acquired and liabilities assumed for two acquisitions completed in the fiscal year ended January 31, 2003. Accordingly, the allocations of the purchase prices are subject to revision based on the final determination of appraised and other fair values. Alloy does not believe that the amounts that may be re-allocated to other intangibles will have a material impact on its consolidated results of operations and financial position.

GOODWILL

The changes in the carrying amount of goodwill for the years ended January 31, 2002 and January 31, 2003 are as follows (in thousands):



                                                                 2002               2003
                                                               --------           --------

Gross balance, beginning of year                               $64,868           $205,120

Goodwill acquired during the year                              140,252             91,879
                                                               --------           --------
Gross balance, end of the year                                 205,120            296,999


Accumulated goodwill amortization, end of year                 (26,646)           (26,646)
                                                               --------          ---------
Net balance, end of year                                       $178,474          $270,353
                                                               ========          =========

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)


5.       EXCHANGE TRANSACTION

On April 14, 2000, Alloy entered into a financial and strategic arrangement with Liberty Digital, Inc. ("LDIG"), a subsidiary of Liberty Media Group, Inc., pursuant to which Alloy issued 2,922,694 shares of its common stock having a fair value of $35.1 million, or $12 per share, to a subsidiary of LDIG in exchange for $10,000 in cash and 837,740 shares of LDIG common stock having a fair value of $19.5 million. Alloy subsequently collared 600,000 LDIG shares (see Note 2 "Derivative Instruments and Hedging Activities"). As of January 31, 2003, Alloy holds no LDIG shares. Alloy`s common shares represented 19.9% of the then issued and outstanding common stock immediately prior to the transaction. Subsequent to the transaction, LDIG had a 16.6% ownership interest in Alloy`s issued and outstanding common stock. As a result of subsequent issuances of Alloy common stock, as of January 31, 2003, LDIG had an ownership interest in Alloy of approximately 7.4%. A representative of LDIG maintains a seat on Alloy`s board of directors.

6.       MARKETABLE SECURITIES

Fair values of taxable auction securities, corporate debt securities and equity securities are based upon quoted market prices. The following is a summary of current available-for-sale marketable securities at January 31, 2002 and 2003, respectively:



                                                            Gross             Gross
                                                          Unrealized        Unrealized                         Estimated
                                                          Amortized          Holding          Holding            Fair
           January 31, 2002                                  Cost             Gains            Losses            Value
           -----------------------                        -----------       -----------      -----------       ----------

           Taxable auction securities                     $     2,000       $         -      $         -       $    2,000
           Corporate debt securities                           13,099                 -              (54)          13,045
           Equity securities                                        3                 1                -                4
                                                          -----------       -----------      -----------       ----------
                Total available-for-sale securities       $    15,102       $         1      $       (54)      $   15,049
                                                          ===========       ===========      ===========       ==========

           January 31, 2003

           Taxable auction securities                     $     2,000       $         -      $         -       $    2,000
           Corporate debt securities                           21,002               166                -           21,168
           Equity securities                                        3                 -               (2)               1
                                                          -----------       -----------      -----------       ----------
                Total available-for-sale securities       $    23,005       $       166      $        (2)      $   23,169
                                                          ===========       ===========      ===========       ==========


In the year ended January 31, 2002, Alloy realized a gain of $658 on sales of marketable securities. No such gains or losses were realized in the year ended January 31, 2003. As of January 31, 2002 and 2003, all of the debt securities held by Alloy had contractual maturities of less than one year.

7.   PROPERTY AND EQUIPMENT

At January 31, 2002 and 2003, property and equipment, net, consists of the following:



                                                                         2002            2003
                                                                    -----------      ----------

       Computer equipment under capitalized leases                  $       676      $      676
       Computer equipment                                                 9,116          10,975
       Machinery and equipment                                            2,940           6,397
       Office furniture and fixtures                                      1,386           1,286
       Leasehold improvements                                             1,496           1,754
                                                                    -----------      ----------
                                                                         15,614          21,088
       Less: accumulated depreciation and amortization                   (7,060)        (11,007)
                                                                    -----------      ----------
                                                                    $    8,554       $   10,081
                                                                    ===========      ==========

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)

Depreciation and amortization expense related to property and equipment was $1,223, $2,660 and $4,214 for the years ended January 31, 2001, 2002 and 2003, respectively.

8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of January 31, 2002 and 2003, accrued expenses and other current liabilities consist of the following:



                                                2002             2003
                                             ----------        ----------

       Compensation and benefits             $    2,525        $      958
       Accrued acquisition costs                  7,436            12,998
       Other                                      8,428            13,723
                                             ----------        ----------
                                             $   18,389        $   27,679
                                             ==========        ==========



9.   CREDIT AGREEMENT

In October 2000, Alloy entered into a credit agreement (the "Credit Agreement") with Royal Bank of Canada, Grand Cayman (North America No.1), (the "Lender"). The Credit Agreement lasts for a duration of three years from inception (expiring on October 19, 2003) and calls for the Lender to make available to Alloy revolving credit loans and letters of credit in the aggregate principal amount not to exceed $15,055, the proceeds of which would be used to finance the working capital requirements of Alloy and its subsidiaries in the ordinary course of business and for other general corporate purposes. This facility was originally collateralized by marketable securities and related derivative put options. As further discussed in Note 2, as a result of the settlement of the put options and sale of the underlying securities, the facility limit was reduced from $15,055 to $500. There were no amounts outstanding at January 31, 2002 or 2003 under the Credit Agreement.

10.   SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

On February 16, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy`s $0.01 par value preferred stock consisting of 1,850,000 shares of the authorized unissued preferred stock as a Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a par value of $0.01 per share with a liquidation preference of $9.50 per share. The Series A Preferred Stock pays an annual dividend of 3%, payable in additional shares of Series A Preferred Stock. In addition, the Series A Preferred Stock is mandatorily redeemable on February 16, 2006 at a price of $9.50 per share, plus accrued and unpaid cash dividends thereon. The Series A Preferred Stock is convertible at the holder`s option into common stock of Alloy as is determined by dividing $9.50 by the initial conversion price of $11.40 and multiplying by each share of Series A Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Alloy. At any time after February 15, 2003, if the reported closing sales price of Alloy`s common stock exceeds $25.00 per share for a period of ten consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series A Preferred Stock to convert their shares into shares of Alloy common stock.

Also, on February 16, 2001, Alloy received an investment of $10,000 from St. Paul Venture Capital VI, LLC ("SPVC VI") in exchange for 1,052,632 shares of Alloy`s Series A Preferred Stock, which are immediately convertible into 877,193 shares of Alloy common stock. In addition, SPVC VI received a warrant to purchase 307,018 shares of Alloy common stock at an exercise price of $12.83 per share. The fair value of the warrant issued in connection with the Series A Preferred Stock was estimated as $1,475 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature recognized as of the date of the transaction in the amount of approximately $2,769, which reduced earnings attributable to common stockholders in the year ended January 31, 2002. The beneficial conversion feature was recorded as a direct charge against accumulated deficit, with a corresponding increase in additional paid-in capital. As a result of warrants issued and the related expenses of the transaction, there was a discount of $1,505 upon issuance of the Series A Preferred Stock, which was being accreted over the five-year period prior to mandatory redemption and reflected as a charge against additional paid-in capital and a corresponding increase to the carrying value of the Series A Preferred Stock. In addition, the accrued dividends on the Series A Preferred Stock were also charged to additional paid-in capital, with a corresponding increase in the carrying value of the Series A Preferred Stock. On October 25, 2001, SPVC VI converted all 1,052,632 shares of Series A Preferred Stock into 877,193 shares of Alloy common stock. At this time, the remaining unamortized discount of $1,297 was charged to additional paid-in capital, with a corresponding increase to Series A Preferred Stock and the then carrying value of $8,495 was converted into common stock and additional paid-in capital. The additional accretion recorded upon conversion has been reflected as a reduction of earnings attributable to common stockholders.

On June 20, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy`s $.01 par value preferred stock consisting of 3,000 shares of the authorized unissued preferred stock as a Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has a par value of $.01 per share with a liquidation preference of $10,000 per share. The Series B Preferred Stock pays an annual dividend of 5.5%, payable in either additional shares of Series B Preferred Stock or cash, at Alloy`s option. In addition, the Series B Preferred Stock is mandatorily redeemable on June 19, 2005 at a price of $10,000 per share, plus accrued and unpaid cash dividends thereon. The Series B Preferred Stock is convertible at the holder`s option into common stock of Alloy as is determined by dividing $10,000 by the initial conversion price of $11.70 and multiplying by each share of Series B Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Alloy. At any time after June 20, 2002, if the reported closing sales price of Alloy`s common stock exceeds $20.48 per share for a period of twenty consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series B Preferred Stock to convert their shares into shares of Alloy common stock.

Also, on June 20, 2001, Alloy received an investment of $18,150 from various investors in exchange for 1,815 shares of Alloy`s Series B Preferred Stock, which are immediately convertible into 1,551,282 shares of Alloy common stock. In addition, the Series B investors received warrants to purchase a total of 502,492 shares of Alloy common stock at an exercise price of $12.46 per share. The fair value of the warrants issued in connection with the Series B Preferred Stock was estimated as $2,442 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature reflected as of the date of the transaction in the amount of approximately $3,976, which reduced earnings attributable to common stockholders in the year ended January 31, 2002. Similar to the accounting treatment for the Series A Preferred Stock, the beneficial conversion feature was recorded as a direct charge against accumulated deficit, with a corresponding increase in additional paid-in capital. As a result of the warrants issued and the related expenses of the transaction, there was a discount of $3,890 upon issuance of the Series B Preferred Stock, which is being accreted over the four-year period prior to mandatory redemption and reflected as a charge against additional paid-in capital and a corresponding increase to the carrying value of the Series B Preferred Stock.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)

In fiscal 2001, an investor converted 50 shares of Series B Preferred Stock into 44,032 shares of Alloy common stock. The impact upon conversion was the recognition of additional accretion of $92, which has been reflected as a reduction of earnings attributable to common stockholders. In fiscal 2002, investors converted 152 shares of Series B Preferred Stock into 136,469 shares of Alloy common stock. The impact upon conversion was the recognition of additional accretion of $235, which has been reflected as a reduction of earnings attributable to common stockholders.

11.  COMMON STOCK TRANSACTIONS

On November 1, 2001, Alloy entered into definitive purchase agreements to sell 2,575,000 shares of newly issued common stock, $.01 par value, in a private placement to both new institutional investors and existing stockholders for an aggregate purchase price of $32.2 million. Net proceeds from this private placement of $30.0 million may be used for acquisitions or general corporate purposes.

On January 25, 2002, Alloy entered into a definitive purchase agreement to sell 1,367,366 shares of newly issued common stock, $.01 par value, and warrants to purchase a total of 888,788 shares of Alloy`s common stock at an exercise price of $21.94 per share in a private placement to an investor for an aggregate purchase price of $30.0 million. In February, pursuant to the agreement and as a result of the Company`s follow-on offering, the warrants increased to 915,555 and the exercise price decreased to $21.30 per share. Net proceeds from this private placement of $28.0 million may be used for acquisitions or general corporate purposes. The fair value of the warrants issued in connection with this financing was estimated as $8,212 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 5.29% and expected life of five years. In connection with this transaction, Alloy and a company in which the investor had a minority investment entered into a one year marketing services agreement in which Alloy has provided an agreed-upon set of advertising and promotional services in exchange for a $3.0 million fee.

On February 21, 2002, Alloy sold 4,000,000 shares of its newly issued common stock, $.01 par value, in an underwritten public offering at a price of $15.21 per share, for an aggregate purchase price of $60.8 million. Net proceeds from this public offering of $56.6 million may be used for acquisitions and general corporate purposes.

On January 29, 2003, Alloy`s Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $10 million of its common stock. The Board of Directors authorized the Company to repurchase such shares from time to time in the open market at prevailing market prices or in privately negotiated transactions. The share repurchases will be funded by available working capital. No such repurchases were consummated in fiscal 2002.

12. STOCK-BASED COMPENSATION PLANS

Stock options:

During fiscal 1997, Alloy`s Board of Directors adopted a Stock Option Plan (the "1997 Plan"). The 1997 Plan, as restated, authorizes the granting of options, the exercise of which would allow up to an aggregate of 4,000,000 shares of Alloy`s common stock to be acquired by the holders of the options. The number of shares under the 1997 Plan authorized for the granting of options was raised to 8,000,000 pursuant to a shareholder vote on July 21, 2000. The options can take the form of Incentive Stock Options ("ISOs") or Non-qualified Stock Options ("NQSOs"). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediately vesting to a ratable vesting period of nine years. The exercise price of the Options must be at least equal to 100% of the fair market price of Alloy common stock on the date of grant. In the case of a plan participant who owns directly or by reason of the applicable attribution rules in Section 424(d) of the United States Internal Revenue Code of 1986, as amended, more than 10% of the total combined voting power of all classes of stock of Alloy, the exercise price shall not be less than 110% of the fair market value on the date of grant. ISOs must be exercised within five to ten years from the date of grant depending on the participant`s ownership in Alloy. The exercise price of all NQSOs granted under the 1997 Plan shall be determined by Alloy`s Board of Directors at the time of grant. During fiscal 2002, Alloy`s Board of Directors adopted amendments to the 1997 Plan to permit the grant of shares of the Company`s common stock on a tax-deferred basis to eligible individuals, subject to the otherwise applicable terms, conditions, requirements and other limitations the Board of Directors shall deem appropriate within the limits of its powers under the 1997 Plan. The 1997 Plan will terminate on June 30, 2007.

Additionally, during fiscal 2002, Alloy`s Board of Directors adopted a new Stock Option Plan (the "2002 Plan"), which permits the granting of options, the exercise of which would allow up to an aggregate of 500,000 shares of Alloy`s common stock to be acquired by the holders of the options. The options can take the form of NQSOs. Options may be granted to employees, directors and consultants. Options may be granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediate vesting to a ratable vesting period of nine years. The exercise price of all options granted under the 2002 Plan shall be determined by Alloy`s Board of Directors at the time of grant. Subsequently during fiscal 2002, Alloy`s Board of Directors adopted amendments to the 2002 Plan to permit the grant of shares of the Company`s common stock on a tax-deferred basis to eligible individuals, subject to the otherwise applicable terms, conditions, requirements and other limitations the Board shall deem appropriate within the limits of its powers under the 2002 Plan. The 2002 Plan will terminate on July 11, 2012.

Alloy applies APB No.25 in accounting for options issued under the 1997 Plan and 2002 Plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Alloy applies SFAS No. 123 to issuances of stock-based compensation to non-employees and, accordingly, recognizes the fair value of the stock options and warrants issued as compensation expense over the service period or vesting period, whichever is shorter. Compensation expense recognized for the issuance of stock options to non-employees approximated $259, $114, and $0 for the years ended January 31, 2001, 2002, 2003, respectively. The fair value assumptions used for awards to non-employees are consistent with the assumptions listed for the pro forma impact of awards to employees.



The following is a summary of Alloy`s stock option activity:



                                                                      For the Years Ended January 31,
                                               ----------------------------------------------------------------------------------
                                                        2001                        2002                          2003
                                               -------------------------  --------------------------    -------------------------
                                                              Weighted                     Weighted                      Weighted
                                                               Average                     Average                       Average
                                                              Exercise                     Exercise                      Exercise
                                                 Shares         Price         Shares        Price          Shares         Price
                                               ------------   ---------     ----------     ---------     ------------    ---------

        Outstanding, beginning of year           2,064,427     $ 15.75       4,009,129     $ 13.69         6,016,148       12.56
        Options granted                          2,229,500       11.69       4,253,100       11.90         1,697,150        9.19
        Options exercised                          (18,048)       0.60        (939,634)      11.74          (190,846)       8.16
        Options canceled or expired               (266,750)      13.84      (1,306,447)      14.47          (730,635)      14.44
                                                ----------    --------      ----------     -------       -----------      -------
        Outstanding, end of year                 4,009,129     $ 13.69       6,016,148     $ 12.56         6,791,817     $ 11.64
                                                ==========    ========      ==========     =======       ===========     =======
        Exercisable, end of year                   510,007     $ 14.87         520,574     $ 13.91         2,013,637     $ 13.33
                                                ==========    ========      ==========     =======       ===========     =======
        Weighted-average fair value of
          options granted during the year       $     6.84         N/A      $     7.62         N/A       $      6.20         N/A
                                                ==========    ========      ==========     =======       ===========     =======


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)



                                              For the Years Ended January 31
                                            -----------------------------------
                                            2001           2002          2003
                                            --------     --------       -------

       Risk-free interest rates              5.97%         4.43%          3.62%
       Expected lives                        5 years       5 years        5 years
       Expected volatility                  75%           75%            82%
       Expected dividend yields              --            --             --



Summarized information about Alloy`s stock options outstanding and exercisable at January 31, 2003 is as follows:



                                                  Outstanding                                  Exercisable
      ------------------------      --------------------------------------------        ---------------------------
                                                                        Average                            Average
               Exercise                                                 Exercise                           Exercise
             Price Range             Options        Average Life         Price              Options         Price
      ------------------------      -----------    -------------       ---------          ----------       --------
       $  0.60                            7,604       6.0 Years        $   0.60                7,604       $  0.60
       $  4.53 - $6.75                  487,625       9.9 Years        $   4.64               31,825       $  5.07
       $  6.88 - $10.25               2,223,035       8.3 Years        $   8.24              560,766       $  8.33
       $  10.46 - $15.55              2,968,698       8.4 Years        $  13.09              803,408       $ 13.43
       $  15.70 - $23.20              1,104,855       7.7 Years        $  17.78              610,034       $ 18.40
       -----------------              ---------       ---------        --------              -------       -------
       $  0.60 - $23.20               6,791,817       8.4 Years        $  11.64            2,013,637       $ 13.33
       =================              =========       =========        ========              =======       =======


Warrants:

The following table summarizes all common stock and preferred stock warrant activity:



                                                                   For the Years Ended January 31
                                                          --------------------------------------------
                                                            2001             2002             2003
                                                           -------          -------         ---------

       Outstanding, beginning of year                      478,858           473,180        1,690,635
          Warrants issued                                        -         1,808,298          136,767
          Warrants exercised                                (5,678)         (590,843)         (13,843)
                                                           -------         ---------        ---------
       Outstanding, end of year                            473,180         1,690,635        1,813,559
                                                           =======         =========        =========


The weighted average fair value of the warrants granted during fiscal 2002 was estimated at $6.68 per warrant using the Black-Scholes option-pricing model. At January 31, 2003, the unexercised warrants have a weighted average exercise price of $17.12 per share and a weighted average remaining contractual term of
6.03 years. As of January 31, 2003, all outstanding warrants are exercisable, except for 50,000 warrants, which become exercisable on November 26, 2003. The strike price for all warrants was in excess of the Company`s average stock price for the fiscal quarters during 2002, and therefore did not have an impact on the calculation of earnings attributable to common stockholders per share.

Employee Stock Purchase Plan

In April 1999, Alloy adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Plan"). The Employee Stock Plan allows eligible employees, as defined in the Employee Stock Plan, to purchase Alloy`s common stock pursuant to section 423 of the Internal Revenue Code of 1986, as amended. A total of 500,000 shares of Alloy`s common stock have been made available for sale under the Employee Stock Plan, subject to certain capitalization adjustments specified in the plan document. The Employee Stock Plan will terminate on April 16, 2009 unless terminated sooner by the Board of Directors. The Employee Stock Plan allows for purchases of common stock under a series of six-month offering periods commencing February 1 and August 1 of each year, the frequency of dates and duration of which may be changed by the Board of Directors. Eligible employees can elect to participate through payroll deductions between 1% and 10% of compensation that will be credited to the participant`s account. The terms of the Employee Stock Plan provide for the granting of an option on the first day of each six-month offering period ("Offering Date") to each eligible employee to purchase Alloy`s common stock on the last day of each six-month offering period ("Exercise Date") at a price equal to the lower of 85% of the fair market value of a share of Alloy`s common stock at the Offering Date or 85% of the fair market value of a share of Alloy`s common stock on the Exercise Date. These shares are considered noncompensatory for the determination of compensation expense under APB No. 25, but the difference between the fair value of the amount of the benefit paid related to acquiring such shares at a discount is included as compensation expense in the pro forma disclosures required by SFAS No. 123 above.

The number of shares under the option will be determined by dividing an eligible employee`s accumulated contributions prior to the Exercise Date and retained in the participant`s account as of the Exercise Date by the lower of 85% of the fair market value of a share of Alloy`s common stock on the Offering Date, or 85% of the fair market value of a share of Alloy`s common stock on the Exercise Date. Unless a participant withdraws from the Employee Stock Plan, his or her option for the purchase of shares will be exercised automatically on the Exercise Date of the relative six-month offering period.



Shares Reserved for Future Issuance:

    Shares reserved for future issuance at January 31, 2002 and 2003 are as follows:

                                            For the Years Ended January 31


                                              2002                    2003


       Preferred Stock                     8,945,553                8,945,553
       Stock Option Plans                  6,660,658                6,969,812
       Warrants                            1,690,635                1,813,559
       Employee Stock Plan                   476,593                  451,123
                                          ----------               ----------
                                          17,773,439               18,180,047
                                          ==========               ==========


13.  INCOME TAXES

The components of the benefit (provision) for income taxes consist of the following (amounts in thousands) for the years ended January 31,:



                                      2001            2002             2003

Current:
     State                              --             296            1,114
                                    ------         -------         --------
Deferred:
     State                              --              --              191
     Federal                            --              --           (2,777)
                                    ------         -------         --------
                                        --              --           (2,586)
                                    ------         -------         --------

Net Income Tax Expense/(Benefit)   $    --          $  296         $ (1,472)
                                    ======         =======         ========

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)

The difference between the total expected tax expense (benefit) (using the statutory rate of 34% and 35%, respectively) and tax expense for the years ended January 31, 2001, 2002 and 2003 is accounted for as follows:



                                                            2001              2002             2003
                                                           ------           -------           -------

       Computed expected tax (benefit) expense              (34%)             (34%)             35%
       State taxes, net of federal benefit                  (10%)               --               7%
       Non-deductible expenses                                --               34%               1%
       Change in valuation allowance                         44%                2%             (50%)
                                                             ---               ---              ---
       Total expense (benefit)                                0%                2%              (7%)
                                                             ===               ===              ===


The types of temporary differences that give rise to significant portions of the Company`s deferred tax assets and liabilities are set out as follows at January 31,:



                                                                  2002             2003
                                                              --------           ------

Deferred tax assets:
   Accruals and reserves                                      $  4,715           $4,131
   Deferred compensation                                           362               --
   Plant and equipment                                             315              583
   Goodwill                                                      1,028               --
   Other                                                         1,109              576
   Net operating loss and capital loss carryforwards            15,573           10,087
                                                              --------         --------
Gross deferred tax assets                                       23,103           15,377
Valuation allowance                                            (19,470)          (2,755)
                                                              --------         --------
              Total deferred tax assets                          3,633           12,622
                                                              --------         --------
Deferred tax liabilities:
   Plant and equipment                                              --             (875)
   Identifiable intangible assets                               (3,381)          (6,576)
   Other                                                          (252)            (565)
                                                              --------         --------
              Total deferred tax liabilities                    (3,633)          (8,016)
                                                              --------         --------
   Net deferred tax assets                                    $     --         $  4,606
                                                              ========         ========


For federal income tax purposes, Alloy has unused net operating loss ("NOL") carryforwards of $20,171 at January 31, 2003 expiring through 2022 and capital loss carryforwards of $3,536 at January 31, 2003 expiring from January 31, 2006 through January 31, 2008. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Alloy experienced at least three such ownership changes since inception; however, the net operating loss carryforwards are expected to be fully available by January 31, 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. At January 31, 2002, due to Alloy`s historical operating losses and start-up mode there was uncertainty surrounding whether Alloy would ultimately realize its deferred tax assets. Accordingly, at January 31, 2002 those assets had been fully reserved. Based on the level of taxable income for the year ended January 31, 2003 and projections of future taxable income, a result of the acquisitions and building of critical mass, management believes it is more likely than not that Alloy will realize the benefits of the deferred tax assets that are deductible during these periods, net of the valuation allowance. Therefore, the Company has recorded a deferred tax benefit for a portion of the assets that had been fully reserved. The valuation allowance decreased by $467 and $16,715 during fiscal years 2001 and 2002, respectively. A portion, $2,481, of the valuation allowance released relates to net operating losses generated for compensation expense of stock option deductions. Accordingly, this benefit was recorded to paid in capital. A portion, $3,345, of the reduction of the valuation allowance relates to the deferred tax liabilities that were established at the time of certain 2002 acquisitions.

An expense of $296, and a benefit of $1,472 was recorded to the Company`s Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended January 31, 2002 and 2003, respectively.

On the Company`s Consolidated Balance Sheet, at January 31, 2003, the current portion of the deferred tax assets amounting to $7,001 is included in other current assets. The current portion of the deferred tax liability amounting to $5,318 is included in accrued expenses and other current liabilities.

14.  NET (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of net (loss) earnings per share. Alloy has applied the provisions of Statement of Financial Accounting Standards SFAS No. 128, "Earnings per Share" in the calculation below. Amounts are in thousands, except share and per share data.


                                                                                       Year Ended January 31,
                                                                        ----------------------------------------------------
                                                                              2001               2002                 2003
                                                                        ------------        ------------       ------------
NUMERATOR:
Net (loss) income                                                       $    (29,689)      $    (15,600)       $     23,295
Charge for beneficial conversion of Series A and Series B
   Redeemable Convertible Preferred Stock                                         --             (6,745)                 --
Dividends and accretion on preferred stock                                        --             (3,013)             (2,100)
                                                                        ------------        ------------       ------------
 Net (loss) income attributable to common stockholders                  $    (29,689)      $    (25,358)       $     21,195
                                                                        ============        ============       ============
DENOMINATOR:
Denominator for basic and diluted (loss) earnings attributable to common stockholders per share:

   Weighted average basic common shares outstanding                       18,460,042         24,967,678          38,436,256
                                                                        ============        ============       ============


Contingently issuable common stock pursuant to acquisitions                       --                 --             959,045
Options to purchase common stock                                                  --                 --             676,111
                                                                        ------------        ------------       ------------



   Weighted average diluted common shares outstanding                     18,460,042         24,967,678          40,071,412
                                                                        ============        ============       ============
Basic (loss) earnings attributable to common stockholders
  per share                                                             $      (1.61)      $      (1.02)       $       0.55
                                                                        ============        ============       ============
Diluted (loss) earnings attributable to common stockholders
  per share                                                             $      (1.61)      $      (1.02)       $       0.53
                                                                        ============        ============       ============

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)

For the years ended January 31, 2001, 2002 and 2003, diluted (loss) earnings per common share is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

The calculation of diluted (loss) earnings per share for the years ended January 31, 2001, 2002 and 2003 excludes the securities listed below because to include them in the calculation would be antidilutive. For purpose of this presentation, all securities are assumed to be common stock equivalents and antidilutive:

                                                                                      January 31,
                                                                    ----------------------------------------------
                                                                      2001               2002               2003
                                                                    ---------          ---------          ---------

Options to purchase common stock                                    4,009,129          6,016,148          6,115,706
Warrants to purchase common stock                                     473,180          1,690,635          1,813,559
Conversion of Series A and Series B Redeemable Convertible
preferred stock                                                            --          1,576,822          1,506,363
Contingently issuable common shares pursuant to acquisitions          660,912          1,234,032             --
                                                                    ---------          ---------          ---------
         Total                                                      5,143,221         10,517,637          9,435,628
                                                                    =========          =========          =========



15.  COMMITMENTS AND CONTINGENCIES

Leases

Alloy leases office space and certain computer equipment under noncancellable leases with various expiration dates through 2012. As of January 31, 2003, future net minimum lease payments were as follows:



                                             Capital         Operating     Sublease
       Year ending January 31,                Lease            Lease         Rent
---------------------------------------      ------          ---------     --------
2004                                          $ 326          $ 4,055      $  (388)
2005                                             55            3,147         (365)
2006                                             --            2,664         (313)
2007                                             --            2,148         (319)
2008                                             --            1,796         (203)
Thereafter                                       --            3,727         (343)
                                               ----          -------       --------
Total minimum lease payments                   $381          $17,537      $(1,931)
                                               ----
Imputed interest                                 23
                                               ----
Capital lease obligations                      $358
                                               ====


Rent expense was approximately $3,265, $2,563 and $962 for the years ended January 31, 2003, 2002 and 2001, respectively, under noncancellable operating leases.

Ordering, Fulfillment and Customer Service

On February 1, 2002, Alloy entered into an agreement with NewRoads, Inc., a third party service organization ("TPS") whereby the TPS provides Alloy with comprehensive call center and order fulfillment services in support of the direct marketing operations of the Alloy catalog, the www.alloy.com website, and Alloy`s related merchandising business, other than Dan`s Comp. All aspects relating to fulfillment of customer orders are handled by the TPS, including receipt and processing of customer orders, shipment of merchandise to customers and customer service. In consideration for performance of the services provided by the TPS during the contract term, Alloy paid the TPS an initial start-up fee and is charged a fixed fee per order processed plus a pass-through of the variable costs, primarily labor, involved in order processing. The agreement with the TPS expires in January 2007.

Sales Tax

Alloy does not collect sales or other similar taxes on shipments of goods into most states. However, various states or foreign countries may seek to impose sales tax obligations on Alloy. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the internet. A successful assertion by one or more states that Alloy should have collected or be collecting sales taxes on the sale of products could have a material effect on Alloy`s operations.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)

Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company stock between May 14, 1999 and December 6, 2000 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") and Section 10(b) of the Securities Exchange Act of 1934 (the"`34 Act") and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, plaintiff filed an amended complaint against Alloy, the individual defendants and the underwriters of Alloy`s initial public offering. The amended complaint asserts violations of Section 10(b) of the `34 Act and mirrors allegations asserted against scores of other issuers sued by plaintiffs` counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs` counsel, Messrs. Diamond and Johnson have been dismissed from the litigation without prejudice. In accordance with the Court`s case management instructions, Alloy joined in a global motion to dismiss the amended complaint were was filed by the issuers` liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Accordingly, the remaining claim against Alloy will focus solely on whether the registration statement filed in connection with Alloy`s initial public offering contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statement therein not misleading. Although Alloy has not retained a damages expert at this time, the dismissal of the Section 10(b) claim likely will reduce the potential damages that plaintiffs can claim. Alloy believes that the remaining allegations against Alloy are without merit and intends to vigorously defend the claim. In particular, Alloy plans to challenge the adequacy of the sole representative class plaintiff.

Alloy is also participating in Court-ordered mediation with the other issuer defendants, the issuers` insurers and plaintiffs to explore whether a global resolution of the claims against the issuers can be reached. Although the parties have discussed a settlement framework whereby the issuers` insurers would be responsible for any monetary portion of any resolution, no definitive agreement has been reached. Settlement discussions are ongoing. At this point, however, Alloy cannot predict whether these discussions will ripen into a definitive settlement. Alloy has retained Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC in connection with this matter.

On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants Alloy, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly are filed on behalf of persons who purchased Alloy`s common stock between August 1, 2002 and January 23, 2003, and allege violations of Section 10(b) and Section 20(a) of the `34 Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by Alloy and such officers to the market between August 1, 2002 and January 23, 2003. Alloy believes that the allegations against it and against Messrs. Diamond, Gradess and Johnson are without merit and intends to vigorously defend the action.

Alloy is also involved in additional legal proceedings that have arisen in the ordinary course of business. Alloy believes that there is no claim or litigation pending, the outcome of which could have a material adverse effect on its financial condition or operating results.

Letters of Credit

As of January 31, 2003, Alloy had $628 in a standby letter of credit with a bank for the purpose of securing a lease transaction relating to computer equipment. The letter of credit was fully secured by cash or deposit at the bank as of January 31, 2003 and matures in fiscal 2007. In addition, Alloy had a $682 guidance line for standby and commercial letters of credit, of which $118 was outstanding as of January 31, 2003, for the purpose of securing an operating lease that Alloy maintains.

Guarantees

The Company has no significant guarantees.

16. RESTRUCTURING CHARGES


During fiscal 2002, the Company made the strategic decision to outsource substantially all of its fulfillment activities for its CCS unit to the TPS. During the fourth quarter of fiscal 2002, the Company determined that it would not be able to exit or sublease its existing fulfillment facilities. In accordance with EITF Issue No. 94-3 and SAB No. 100, the Company recognized a restructuring charge of $2.6 million in the fourth quarter to its merchandise segment, representing the future contractual lease payments and the write-off of related leasehold improvements. The Company did not incur any significant personnel termination obligations as a result of the facility closure.

The following tables summarize the Company`s fiscal 2002 restructuring activities:


                                                                   Balance
                              Restructuring    Payments            January 31,
Type of cost                  Cost             and Write-offs      2003
----------------------------- ---------------- ------------------- ---------------
                                               (in thousands)


Asset impairments             $           820   $       820        $            --
Contractual obligations                 1,751           155                  1,596


                              ---------------- ------------------- ---------------
                              $          2,571  $       975        $         1,596
                              ================ =================== ===============


The Company anticipates that the remaining restructuring accruals will be settled by January 31, 2006.

17. SEGMENT REPORTING

As a result of Alloy`s various acquisitions, during 2002 its CEO began reviewing the financial results of its merchandise and sponsorship and other businesses individually. In the past, the CEO reviewed the financial results based on the direct marketing and content business activities. As a result of the change in the composition of Alloy`s operating segments, the amounts in the 2000 and 2001 segment disclosures have been restated to conform to the 2002 composition of reportable segments.

Alloy has two operating segments: merchandise, and sponsorship and other, as described in Note 1. Alloy`s management reviews financial information related to these operating segments and uses the measure of (loss) income from operations to evaluate performance and allocated resources. The accounting policies of the segments are the same as those described in Note 2. Reportable data for Alloy`s operating segments were as follows as of and for the years ended January 31, 2001, 2002 and 2003 (amounts in thousands):



                                               2001         2002         2003           2001         2002         2003
                                            ----------   ----------   ----------     ----------   ----------   ----------


                                                          TOTAL ASSETS                         CAPITAL EXPENDITURES

Merchandise                                 $  71,395    $   91,366   $  116,275     $      801   $      373   $      237
Sponsorship and other                          16,324       138,331      248,313             42          112        1,952
Corporate                                      19,189        80,510      70,012           2,126        1,602        2,127
                                            ----------   ----------   ---------      ----------   ----------   ----------
Total                                       $ 106,908    $  310,207   $  434,600     $    2,969   $    2,087   $    4,316

                                                           REVENUE                       DEPRECIATION AND AMORTIZATION

Merchandise                                 $  76,736    $  124,036   $  167,572     $    6,139    $  11,852    $   2,969
Sponsorship and other                          14,452        41,586      131,758          3,471        8,839        6,311
Corporate                                          --            --           --            251          365          539
                                            ----------   ----------   ---------      ----------    ----------   ----------
Total                                       $  91,188    $  165,622   $  299,330     $    9,861    $  21,056    $   9,819


                                                 OPERATING (LOSS) INCOME

Merchandise                                 $ (13,059)  $  (9,967)   $   3,108
Sponsorship and other                          (3,849)      4,922       29,210
Corporate                                      (9,707)    (11,852)     (12,292)
                                           ----------   ----------   ----------
Total                                       $  (26,615) $ (16,897)   $  20,026

Interest income, net                             1,119         935       1,797
(Loss) gain on sales of marketable securities
and investments, net                            (4,193)        658         --
                                            ----------- ----------   ----------

(Loss) income before income taxes           $  (29,689) $ (15,304)   $  21,823
                                            =========== ==========   ==========

Included in Operating (Loss) Income are expenses in fiscal 2003 of $2.6 million related to the merchandise segment for a restructuring charge to write-off abandoned facility lease and equipment, and a $1 million amortization expense to the sponsorship segment representing the net carrying amount of a marketing right that exceeded its discounted estimated future cash flows.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except per share data or unless otherwise noted)



The carrying amount of goodwill by reportable segment as of January 31, 2002 and January 31, 2003 was as follows (in thousands):



                          Goodwill
                         ------------------------------------
                         January 31, 2002    January 31, 2003
                         -----------------   ----------------
Sponsorship and other            $ 116,517          $191,602
Merchandise                         61,957            78,751
                         -----------------   ----------------
   Total                          $178,474          $270,353
                         =================   ================




18. QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of Alloy`s last eight fiscal quarters:



                                       Year Ended January 31, 2002                         Year Ended January 31, 2003
                            --------------------------------------------------------------------------------------------------
                              First        Second       Third        Fourth        First        Second       Third     Fourth
                             Quarter      Quarter      Quarter       Quarter      Quarter      Quarter      Quarter    Quarter
                            --------------------------------------------------------------------------------------------------

  Net merchandise
     revenues               $ 23,733     $ 21,780     $ 31,761      $46,778      $31,067      $31,530      $41,270     $63,706
  Sponsorship and other
     revenues                  4,508        6,955       12,702       17,405       19,366       20,443       51,956      39,993
                            --------     --------     --------     --------     --------     --------     --------     -------
  Total revenues              28,241       28,735       44,463       64,183       50,433       51,973       93,226     103,699
  Cost of revenues            12,363       12,650       17,861       25,984       21,560       24,163       47,687      51,739
                            --------     --------     --------     --------     --------     --------     --------     -------
  Gross profit                15,878       16,085       26,602       38,199       28,873       27,810       45,539      51,960
  Operating expenses:
     Selling and              17,483       15,405       21,484       27,457       21,425       22,498       28,055      36,812
     marketing
     General and
      administrative           2,949        3,341        3,221        4,005        4,131        3,985        4,701       4,422
     Amortization of
      goodwill and
      other intangible
      assets                   3,741        4,613        4,709        5,253          535        1,189        1,180       2,651
  Restructuring charge to
     write-off abandoned
     facility lease
     and equipment                --           --           --           --           --           --           --       2,571
                            --------     --------     --------     --------     --------     --------     --------     -------
  Total operating
     expenses                 24,173       23,359       29,414       36,715       26,091       27,672       33,936      46,456
  (Loss) income from
     Operations               (8,295)      (7,274)      (2,812)       1,484        2,782          138       11,603       5,504
  Interest income, net           203          286          223          223          535          597          330         334
  Realized (loss) gain
     on marketable
     securities and
     investments                 658           --           --           --           --           --           --          --
                            --------     --------     --------     --------     --------     --------     --------     -------
  Net (loss) income
     before income taxes      (7,434)      (6,988)      (2,589)       1,707        3,317          735       11,933       5,838
   Provision for income
     taxes                        --           --           75          221          247          197          336      (2,251)
                            --------     --------     --------     --------     --------     --------     --------     -------
   Net (loss) income          (7,434)      (6,988)      (2,664)      1,486         3,070          538       11,597       8,089
  Non-cash charge
     attributable to
     beneficial
     conversion feature of
     preferred stock issued    2,769        3,976           --           --           --           --           --          --
  Preferred stock
     dividends and
     accretion of
     discount                    125          368        1,927          593          558          479          605         458
                            --------     --------     --------     --------     --------     --------     --------     -------
  Net (loss) income
     attributable to
     common stockholders     (10,328)     (11,332)      (4,591)         893        2,512           59       10,992       7,631
                            ========     ========     ========     ========     ========     ========     ========     =======
  Basic net (Loss) Earnings
     attributable to common
     stockholders per Share $  (0.49)    $  (0.51)    $  (0.18)    $   0.03     $   0.07     $   0.00     $   0.28     $  0.19
  Fully Diluted net (Loss)
     Earnings attributable
     to common stockholders
     per Share              $  (0.49)    $  (0.51)    $  (0.18)    $   0.02     $   0.06     $   0.00     $   0.28     $  0.18


                                                                     SCHEDULE II

ALLOY, INC.

VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)



                                                         Balance at
                                                        Beginning of                          Usage/        Balance at
                     Description                           Period        Additions         Deductions      End of period
                     -----------                        ------------     ----------        -----------      -------------
Allowance for doubtful accounts:
   January 31, 2001                                          172            1,284               --              1,456
   January 31, 2002                                        1,456            1,464              777              2,143
   January 31, 2003                                        2,143            1,724              457              3,410

Reserve for sales returns and allowances:
   January 31, 2001                                          509            9,415            9,158                766
   January 31, 2002                                          766           13,553           13,366                953
   January 31, 2003                                          953           22,034           21,716              1,271


Valuation allowance for deferred tax assets:
   January 31, 2001                                       16,213            3,724               --             19,937
   January 31, 2002                                       19,937               --              467             19,470
   January 31, 2003                                       19,470               --           16,715              2,755

Unamortized discount:
   January 31, 2001                                           --               --               --                 --
   January 31, 2002                                           --            5,395            2,190              3,205
   January 31, 2003                                        3,205               --            1,131              2,074