Form 10-K/A
period 2003-01-31
ALLOY  INC
filed 2003-05-16
CIK 1080359

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 ON FORM 10-K/A
                          TO ANNUAL REPORT ON FORM 10-K

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

The number of shares of the Registrant's Common Stock outstanding on April 25, 2003 was 41,072,166.

Certain information in the Registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end, is incorporated by reference into Part III of this Report.

                               * * * * * * * * * *

                                EXPLANATORY NOTE

We filed our original Annual Report on Form 10-K for the fiscal year ended January 31, 2003 on May 1, 2003. This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing as Exhibit 23.1 hereto a revised version of the Independent Auditors Consent of KPMG LLP, our independent auditors. The revised Independent Auditors Consent attached hereto as Exhibit 23.1 supercedes and replaces Exhibit 23.1 filed with our original Annual Report on Form 10-K. No attempt has been made in this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K to otherwise modify or amend disclosures contained in our original filing or to modify or update for events which occurred subsequent to the original filing.

THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL RESULTS OF OPERATIONS.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1) Consolidated Financial Statements.

         The financial statements required by this item were submitted in our Annual Report on Form 10-K filed May 1, 2003. See "Index to Financial Statements and Schedule" on page F-1 of that Annual Report on Form 10-K.

         (2) Financial Statement Schedules.

         The Schedule required by this item was submitted in our Annual Report on Form 10-K filed May 1, 2003. See "Index to Financial Statements and Schedule" on page F-1 of that Annual Report on Form 10-K.

         (3) Exhibits.

         The list of exhibits required by this item is submitted in a separate section of this Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K. See the "Exhibit Index" beginning on the page immediately following the signature and certification pages hereto.

(B)  REPORTS ON FORM 8-K

          No Current Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      May 16, 2003                  Alloy, Inc.

                                        BY: /S/ MATTHEW C. DIAMOND
                                           ----------------------------------
                                           Matthew C. Diamond
                                           Chairman of the Board and Chief
                                           Executive Officer

      CERTIFICATION

      I, Samuel A. Gradess, Chief Financial Officer, certify that:

      1. I have reviewed this amendment to the annual report on Form 10-K of Alloy, Inc. (as so amended, the "annual report");

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  May 16, 2003                    By:  /s/  Samuel  A. Gradess
                                             ----------------------------
                                             Samuel  A.  Gradess
                                             Chief  Financial  Officer
                                             (Principal  Financial  Officer)

                                        CERTIFICATION

      I,  Matthew C. Diamond, Chief Executive Officer, certify that:

      1. I have reviewed this amendment to the annual report on Form 10-K of Alloy, Inc. (as so amended, the "annual report");

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  May 16, 2003         By: /s/ Matthew C. Diamond
                                  -----------------------------
                                  Matthew  C.  Diamond
                                  Chief  Executive  Officer
                                  (Principal Executive Officer)

                                  EXHIBIT INDEX

                             DESCRIPTION OF DOCUMENT

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT

2.1 Asset Purchase Agreement dated as of December 1, 1999 by and among Alloy Online, Inc., Alloy Acquisition Corporation and Celebrity Sightings, LLC (incorporated by reference to Alloy's Current Report on Form 8-K filed December 21, 1999).

2.2 Agreement and Plan of Reorganization dated as of January 21, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., 17th Street Acquisition Corp. and Leslie N. Morgenstein and Ann Brashares (incorporated by reference to Alloy 's Current Report on Form 8-K filed August, 2, 2000).

2.3 Agreement and Plan of Reorganization dated as of July 17, 2000, by and between Alloy Online, Inc., Alloy Acquisition Sub, Inc., Kubic Marketing, Inc. and SWI Holdings LLC (incorporated by reference to Alloy's Current Report on Form 8-K filed August 2, 2000).

2.4 Agreement and Plan of Merger dated as of April 11, 2001, by and between Alloy Online, Inc., Landon Media Group, Inc., Carnegie Communications, Inc., and the Stockholders of Landon Media Group, Inc. (incorporated by reference to Alloy's Current Report on Form 8- K dated April 26, 2001).

2.5 Agreement and Plan of Reorganization, dated as of July 3, 2001, by and among Alloy Online, Inc., CASS Communications, Inc. and Alan M. Weisman (incorporated by reference to Alloy's Current Report on Form 8-K filed July 10, 2001).

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

3.2 Certificate of Amendment of Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy's Current Report on Form 8-K filed August 13, 2001).

3.3 Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy's Current Report on Form 8-K filed March 13, 2002).

3.4 Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (incorporated by reference to Alloy's Current Report on Form 8-K filed June 21, 2001).

3.5 Restated Bylaws (incorporated by reference to Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

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

4.4 Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the Purchasers (incorporated by reference to Alloy's Current Report on Form 8-K filed June 21, 2001).

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

4.8 Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd.(incorporated by reference to Alloy's Amended Current Report on Form 8-K filed February 1, 2002).

4.9 Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2003).

4.10 Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit
4.11 in all material respects, and not filed pursuant to Instruction 2 of Item 601 of Regulation S-K).

4.11 Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2003).

10.1 Lease Agreement between Alloy Online, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of November 2, 1999 (incorporated by reference to Alloy's 2000 Annual Report on form 10-K filed May 1, 2000).

10.2 First Lease Modification Agreement between Alloy Online, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated December 18, 2000 (incorporated by reference to Alloy's 2001 Annual Report on form 10-K filed May 1, 2001).

10.3 Agreement of Lease between Irving Realty Co. and Daniel Weiss Associates, Inc., dated as of May 8, 1996 (incorporated by reference to Alloy's 2000 Annual Report on form 10-K filed May 1, 2000).

10.4 Sublease Agreement between United Parcel Service and Central Coast Surfboards dated May 15, 1996, as amended by the First Addendum to Sublease Agreement dated October 1, 1998 (incorporated by reference to Alloy's Annual Report on form 10-K filed May 1, 2001).

10.5 Lease Agreement dated January 27, 1992 between Arthur Segal Trust, c/o Patterson Realty and Central Coast Surfboards, as amended by the First Lease Amendment dated April 29, 1994, and as further amended by the Second Lease Amendment (undated), and as further amended by the Third Lease Amendment (undated) (incorporated by reference to Alloy's Annual Report on form 10-K filed May 1, 2001).

10.6 Termination of Fulfillment Services Agreement, Settlement Agreement and Release of Claims between Online Direct, Inc. and Alloy Online, Inc. dated as of April 14, 2000 (incorporated by reference to Alloy's Annual Report on Form
10-K filed May 1, 2000).

10.7 Services Agreement between Distribution Associates, Inc. and Alloy Online, Inc. dated as of March 31, 2000 (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2000).

10.8 Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2003).

10.9 Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2003).

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

10.17 Non-Qualified Stock Option Agreement dated as of August 2, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy's 2000 Annual Report on Form 10-K filed May 1, 2000).

10.18 Non-Qualified Stock Option Agreement dated as of November 4, 1999 between Neil Vogel and Alloy Online, Inc. (incorporated by reference into Alloy's 2000 Annual Report on Form 10-K filed May 1, 2000.)

10.19 Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K filed May 1, 2001).

10.20 Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K filed May 1, 2001).

10.21 Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K filed May 1, 2001).

10.22 Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell. (incorporated by reference into Alloy's 2001 Annual Report on Form 10-K filed May 1, 2001).

10.23 Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

10.24 1999 Employee Stock Purchase Plan (incorporated by reference into Alloy's Registration Statement on Form S-1 (Registration Number 333-74159)).

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

10.27 Agreement, dated as of January 25, 2002 between Alloy, Inc. and Fletcher International, Ltd. (incorporated by reference to Alloy's Current Report on Form 8-K filed January 29, 2002).

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

10.31 Office Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated July 31, 1993, including Storage Lease Amendment dated September 30, 1998, and Second Amendment to Lease dated September 30, 1998 between Prentiss Properties Acquisition Partners, L.P. and Cass Communications, Inc. (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed September 14, 2001).

10.32 Sublease Agreement between Cass Communications, Inc. and Cass Recruitment Media, Inc., dated August 1, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q dated September 14, 2001).

10.33 Storage Lease Agreement between 1800 Sherman Associates and Cass Communications, Inc., dated April 21, 1994 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed September 14, 2001).

10.34 Consent to and Assignment of Lease and Storage Lease, as amended and supplemented by and between 1800 Sherman Associates and Cass Communications, Inc., between Prentiss Properties Acquisition Partners, L.P., dated as of July 31, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed September 14, 2001).

10.35 Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed September 14, 2001).

10.36 Lease between Empire State Building Company and Cass Communications, Inc., dated as of November 23, 1999 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed September 14, 2001).

10.37 Lease Agreement by and between Bike Land, LLC and Dan's Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed December 17, 2001).

10.38 Lease Agreement by and between Bikeland, LLC and Dan's Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed December 17, 2001).

10.39 Second Lease Modification Agreement between Alloy, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of January 28, 2002 (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2002).

10.40 Assignment and Assumption of Lease between Alloy, Inc. and Goldfarb & Abrandt dated as of February 1, 2002 (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2002).

10.41 Sublease Agreement between Alloy Acquisition Sub, Inc. and MarketSource, Inc., dated as of November 26, 2001 (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2002).

10.41.1 Consent to Assignment, dated December 12, 2002, by and among Martin D. Levine, MarketSource, L.L.C., 360 Youth, Inc. and 360 Youth, L.L.C. (incorported by reference to Alloy's Annual Report on Form 10-K filed May 1, 2003).

10.42 Sublease Agreement between Alloy Acquisition Sub, Inc. and MarketSource, Inc., dated as of November 26, 2001 (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2002).

10.43 Fourth Lease Amendment between the Arthur Segal Trust and Phase Three, Inc., dated May 23, 2001 (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2002).

10.44 First Amendment to Standard Office Lease, dated as of November 1, 2001, by and between Arden Realty Finance Partnership, L.P. and Alloy, Inc. (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2002).

10.45 Modification to Lease dated November 2, 1999, as modified by that certain Second Lease Modification Agreement dated as of January 28, 2002, by and between Alloy, Inc. and Abner Properties Company, dated April 16, 2002 (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed June 14, 2002).

10.46 Master Services Agreement, dated as of February 1, 2002, by and between NewRoads, Inc. and Alloy, Inc. (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed June 14, 2002).

10.47 Sublease Agreement, dated October 24, 2002 between Epigenx
Pharmaceuticals, Inc. and Armed Forces Communications, Inc., d/b/a Market Place Media (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed September 16, 2002).

10.48 Third Lease Modification and Extension Agreement, dated as of August 31, 2002 between Abner Properties Company c/o Williams USA Realty Services, Inc. and Alloy, Inc. (incorporated by reference to Alloy's Quarterly Report on Form 10-Q filed December 16, 2002).

21.1 Subsidiaries of Alloy, Inc. as of January 31, 2003 (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2003).

23.1 Consent of KPMG LLP (filed with this Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K).

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code) (incorporated by reference to Alloy's Annual Report on Form 10-K filed May 1, 2003).