Form 10-Q
period 2003-04-30
ALLOY  INC
filed 2003-06-16
CIK 1080359

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 6, 2003, the registrant had 41,072,166 shares of common stock, $.01 par value per share, outstanding.

                                   ALLOY, INC.

                                    CONTENTS



                                                                            PAGE
                                                                             NO.
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets, April 30, 2003 (unaudited)
and January 31, 2003 .......................................................   3

Consolidated Condensed Statements of Operations, Three Months Ended
April 30, 2003 (unaudited) and April 30, 2002 (unaudited) ..................   4

Consolidated Condensed Statements of Comprehensive Income (Loss),
Three Months Ended April 30, 2003 (unaudited) and April 30, 2002
(unaudited) ................................................................   5

Consolidated Condensed Statements of Cash Flows, Three Months Ended
April 30, 2003 (unaudited) and April 30, 2002 (unaudited) ..................   6

Consolidated Condensed Statement of Changes in Stockholders' Equity,
Three Months Ended April 30, 2003 (unaudited) and April 30, 2002
(unaudited) ................................................................   7

Notes to Consolidated Condensed Financial Statements (unaudited) ...........   8

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations ..................................................  15

Item  3. Quantitative and Qualitative Disclosures About Market Risk ........  24

Item  4. Controls  and  Procedures .........................................  24

PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings .................................................  25

Item 2.  Changes in Securities and Use of Proceeds .........................  25

Item 3.  Defaults Upon Senior Securities ...................................  25

Item 4.  Submission of Matters to a Vote of Security Holders ...............  25

Item 5.  Other Information .................................................  25

Item 6.  Exhibits and Reports on Form 8-K ..................................  25

SIGNATURES .................................................................  26

CERTIFICATIONS .............................................................  27

EXHIBIT  INDEX .............................................................  29

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   ALLOY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                    January 31,      April 30,
                                                                                       2003            2003
                                                                                    -----------    -----------
                                                                                                    (unaudited)
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $ 35,187       $ 38,383
Available-for-sale marketable securities                                                23,169          5,412
Accounts receivable, net                                                                30,022         35,448
Inventories                                                                             23,466         22,369
Prepaid catalog costs                                                                    2,100          1,740
Other current assets                                                                    10,130         12,378
                                                                                      --------       --------

TOTAL CURRENT ASSETS                                                                   124,074        115,730

Property and equipment, net                                                             10,081          9,844
Deferred tax assets                                                                      5,621          5,621
Goodwill, net                                                                          270,353        269,011
Intangible and other assets, net                                                        24,471         24,233
                                                                                      --------       --------

TOTAL ASSETS                                                                          $434,600       $424,439
                                                                                      ========       ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $ 28,032       $ 22,528
Deferred revenues                                                                       15,106         13,905
Accrued expenses and other current liabilities                                          27,679         19,191
                                                                                      --------       --------

TOTAL CURRENT LIABILITIES                                                               70,817         55,624

Deferred tax liabilities                                                                 2,698          2,698
Long-term liabilities                                                                       93             --

Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable
     on June 19, 2005; 1,613 and 1,613 shares issued and outstanding, respectively      15,550         16,003

STOCKHOLDERS' EQUITY:
Preferred Stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares designated as Series A Redeemable Convertible Preferred Stock and
     3,000 shares designated as Series B Redeemable Convertible Preferred Stock
     authorized; 1,613 and 1,613 shares issued and outstanding as Series B
     Redeemable Convertible Preferred Stock (above), respectively                           --             --

Common Stock; $.01 par value; 200,000,000 shares authorized; 40,082,024
     and 41,680,441 shares issued, respectively                                            401            417
Additional paid-in capital                                                             396,963        405,130
Accumulated deficit                                                                    (51,955)       (52,343)
Accumulated other comprehensive income                                                     164             25
Less common stock held in treasury, at cost; 8,275 and 608,275 shares, respectively       (131)        (3,115)
                                                                                      --------       --------

TOTAL STOCKHOLDERS' EQUITY                                                             345,442        350,114
                                                                                      --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $434,600       $424,439
                                                                                      ========       ========

The accompanying Notes are an integral part of these financial statements

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                  For the three months
                                                                     ended April 30,

                                                                2002              2003
REVENUES:                                                   ------------       ------------
   NET MERCHANDISE REVENUES                                 $     31,067       $     29,971

   SPONSORSHIP AND OTHER REVENUES                                 19,366             39,473
                                                            ------------       ------------

                 TOTAL REVENUES                                   50,433             69,444

COST OF REVENUES:
   COST OF GOODS SOLD                                             15,841             14,830

   COST OF SPONSORSHIP AND OTHER REVENUES                          5,719             23,145
                                                            ------------       ------------

                 TOTAL COST OF REVENUES                           21,560             37,975

GROSS PROFIT                                                      28,873             31,469
                                                            ------------       ------------

OPERATING EXPENSES:
   Selling and marketing                                          21,425             25,379
   General and administrative                                      4,131              4,958
   Amortization of intangible assets                                 535              1,785
   Restructuring charge                                               --                380
                                                            ------------       ------------

                 TOTAL OPERATING EXPENSES                         26,091             32,502
                                                            ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                      2,782             (1,033)

INTEREST AND OTHER INCOME, NET                                       535                287
                                                            ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                                  3,317               (746)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                           247               (358)
                                                            ------------       ------------

NET INCOME (LOSS)                                           $      3,070       $       (388)
                                                            ============       ============

PREFERRED STOCK DIVIDENDS AND ACCRETION                              558                453
                                                            ------------       ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS       $      2,512       $       (841)
                                                            ============       ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
COMMON STOCK:

Basic earnings (loss) attributable to common
  stockholders per share                                    $       0.07       $      (0.02)
                                                            ============       ============

Diluted earnings (loss) attributable to common
  stockholders per share                                    $       0.06       $      (0.02)
                                                            ============       ============

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING              36,818,936         40,149,100
                                                            ============       ============

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING            39,290,275         40,149,100
                                                            ============       ============

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                   For the three months
                                                                      ended April 30,
                                                                    2002         2003
                                                                 ---------    ---------
Net income (loss)                                                 $  3,070     $   (388)
Other comprehensive income (loss) net of tax:
Net unrealized (loss) on available-for-sale securities                 (59)        (139)
                                                                 ---------    ---------

Comprehensive income (loss)                                       $  3,011     $   (527)
                                                                 =========    =========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                     For the three months
                                                                       ended  April 30,
                                                                       2002        2003
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $  3,070     $   (388)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                          1,499        2,828
Compensation charge for issuance of stock options                          8           --
Changes in operating assets and liabilities - net of effect of business acquisitions:
   Accounts receivable, net                                            1,346       (5,426)
   Inventories                                                           193        1,097
   Prepaid catalog costs                                                 922          360
   Other current assets                                               (1,003)      (2,248)
   Other assets                                                           44          (23)
   Accounts payable, accrued expenses and other                       (2,493)      (6,652)
                                                                     -------      -------

Net cash provided by (used in) operating activities                    3,586      (10,452)
                                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                    (41,839)      (7,130)
Proceeds from the sales and maturities of marketable securities       11,191       24,748
Capital expenditures                                                  (1,633)        (935)
Sale of capital assets                                                    --           18
Cash paid in connection with acquisitions of businesses,
  net of cash acquired                                                (9,319)        (208)
Purchase of mailing list, domain names and marketing rights           (3,500)          --
                                                                     -------      -------

Net cash (used in) provided by investing activities                  (45,100)      16,493
                                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                55,015           --
Exercise of stock options and warrants
  and common stock purchases under the employee stock purchase plan      453          217
Purchase of company common stock                                          --       (2,984)
Payments of capitalized lease obligations                                (89)         (78)
                                                                     -------      -------

Net cash provided by (used in) financing activities                   55,379       (2,845)
                                                                     -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             13,865        3,196

CASH AND CASH EQUIVALENTS, beginning of period                        61,618       35,187
                                                                     -------      -------

CASH AND CASH EQUIVALENTS, end of period                             $75,483      $38,383
                                                                     =======      =======

Supplemental disclosure of non-cash investing and financing activity:

   Issuance of common stock and warrants in connection
     with acquisitions                                               $ 1,923      $ 8,317
   Conversion of Series B Redeemable Convertible
     Preferred Stock into common stock                               $   513      $    --

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (unaudited)

                                                                    For the three months ended April 30, 2003

                                                                                          Accumulated
                                               Common  Stock     Additional                  Other      Treasury  Shares
                                            ------------------   Paid-in   Accumulated   Comprehensive  ----------------
                                             Shares     Amount   Capital     Deficit        Income       Shares    Amount   Total
                                            ----------  ------  ---------  -----------   -------------  ---------  ------  --------

Balance, February 1, 2003                   40,082,024   $401    $396,963    $(51,955)          $164     (8,275)   $(131) $345,442

Issuance of common stock
for acquisitions
of businesses                                1,545,947     15       8,302          --             --         --       --     8,317

Repurchase of common stock                          --     --          --          --             --   (600,000)  (2,984)   (2,984)

Cancellation of accrued
issuance costs in connection
with public stock offering                          --     --         102          --             --         --       --       102

Issuance of common stock pursuant
to the exercise of options and common stock
purchases under the employee
stock purchase plan                             52,470      1         216          --             --         --       --       217

Net loss                                            --     --          --        (388)            --         --       --      (388)

Accretion of discount and
dividends on Series B
Convertible Preferred Stock                         --     --        (453)         --             --         --       --      (453)

Unrealized loss on available-
for-sale marketable securities                      --     --          --          --           (139)        --       --      (139)
                                            ----------  -----   ---------  ----------   ------------    -------  -------   --------
Balance, April 30, 2003                     41,680,441  $ 417    $405,130    $(52,343)          $ 25   (608,275) $(3,115)  $350,114
                                            ==========  =====   =========  ==========   ============   ========  =======   ========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (unaudited)

                                                            For the three months ended April 30, 2002
                                                                                                       Accumulated
                                         Common Stock         Additional                                  Other
                                    -----------------------    Paid-in     Accumulated     Deferred    Comprehensive
                                      Shares       Amount      Capital        Deficit    Compensation     (Loss)        Total
                                    ----------   ----------   ----------   -----------   ------------  -------------  ----------
Balance, February 1, 2002           34,916,877      $349       $324,719      $(75,250)       $(31)        $ (53)       $249,734

Issuance of common stock
and warrants for acquisition
of business                             20,000        --          1,923            --          --            --           1,923

Amortization of deferred
compensation                                --        --             --            --           6            --               6

Issuance of common stock
in connection with public
offering, net of issuance costs      4,000,000        40         56,607            --          --            --          56,647

Issuance of common stock
for conversion of Series B
Convertible Preferred Stock             43,913        --            513            --          --            --             513

Issuance of common stock pursuant
to the exercise of options and
warrants and the employee stock
purchase plan                           54,060         1            452            --          --            --             453

Net income                                  --        --             --         3,070          --            --           3,070

Accretion of discount and
dividends on Series B
Convertible Preferred Stock                 --        --           (558)           --          --            --            (558)

Unrealized loss on available-for-
sale marketable securities                  --        --             --            --          --           (59)            (59)
                                    ----------      ----       --------      --------        ----         -----        --------
Balance, April 30, 2002             39,034,850      $390       $383,656      $(72,180)       $(25)        $(112)       $311,729
                                    ==========      ====       ========      ========        ====         =====        ========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Alloy, Inc. ("Alloy" or the "Company") is a media, marketing services and direct marketing company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Alloy's business integrates direct mail catalogs, print media, display media boards, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. Alloy reaches a significant portion of Generation Y consumers through its various media assets, marketing services programs and direct marketing activities and, as a result, Alloy is able to offer advertisers targeted access to the youth market.

Alloy generates revenue from two principal sources -- merchandising, and sponsorship and other activities. From its catalogs and websites, Alloy sells third-party branded products in key Generation Y spending categories, including apparel, action sports equipment, and accessories directly to the youth market. Alloy generates sponsorship and advertising revenues largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y consumers. Advertisers can reach Generation Y consumers through integrated marketing programs that include Alloy's catalogs, magazines, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that Alloy provides.

The accompanying unaudited interim consolidated condensed financial statements have been prepared by Alloy. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income/losses and cash flows at April 30, 2003 and for all periods presented have been made. The results of operations for the periods ended April 30, 2002 and 2003 are not necessarily indicative of the operating results for a full fiscal year. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles ("GAAP") and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements and accompanying notes (the "Notes") be read in conjunction with the financial statements and accompanying notes related to Alloy's fiscal year ended January 31, 2003 ("fiscal 2002") included in Alloy's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 which was filed with the Securities and Exchange Commission ("SEC") on May 1, 2003 and amended on May 16, 2003.

2. STOCK-BASED EMPLOYEE COMPENSATION COST

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123" ("Statement No. 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," ("Statement No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards.

Under Statement No. 123, the Company accounts for its stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net income (loss) and earnings per share as required by Statement No. 148 recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

The following table reflects the effect on net income (loss) and earnings (loss) per share attributable to common stockholders if the Company had applied the fair value recognition provisions of Statement No. 123, as amended by Statement No. 148, to stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years. Amounts in thousands, except per share data:

                                                                               Three months
                                                                              ended April 30,
                                                                     -------------------------------
                                                                         2002                2003
                                                                     ------------       ------------
                                                                      (unaudited)        (unaudited)
Net income (loss) attributable to common stockholders:
         As reported                                                     $  2,512       $   (841)

         Add:  Total stock-based employee compensation costs
                    included in reported net income, net of taxes               8             --

         Less: Total stock-based employee compensation costs
                    determined under fair value based method for
                    all awards, net of taxes                               (3,800)        (3,035)
                                                                         --------       --------
         Pro forma                                                       $ (1,280)      $ (3,876)
                                                                         ========       ========

Basic earnings (loss) attributable to common stockholders per share:
         As reported                                                     $   0.07       $  (0.02)
         Pro forma                                                       $  (0.03)      $  (0.10)

Diluted earnings (loss) attributable to common stockholders per share:
         As reported                                                     $   0.06       $  (0.02)
         Pro forma                                                       $  (0.03)      $  (0.10)


3. NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of net earnings (loss) per share. Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share" in the calculations below. Amounts in thousands, except share and per share data:

                                                                                     Three months
                                                                                    ended April 30,

                                                                                2002               2003
                                                                             ------------      ------------
                                                                              (unaudited)      (unaudited)
Numerator:
Net income (loss)                                                            $      3,070      $       (388)
Dividends and accretion on preferred stock                                            558               453
                                                                             ------------      ------------

Net income (loss) attributable to common stockholders                        $      2,512      $       (841)
                                                                             ============      ============

Denominator:
Weighted average basic common shares outstanding                               36,818,936        40,149,100
                                                                             ============      ============

Contingently issuable common stock pursuant to acquisitions                     1,252,200               --
Options to purchase common stock                                                1,125,741               --
Warrants to purchase common stock                                                  93,398               --
                                                                             ------------      ------------


Weighted average diluted common shares outstanding                             39,290,275        40,149,100
                                                                             ============      ============

Basic earnings (loss) attributable to common stockholders per share          $       0.07      $      (0.02)
                                                                             ============      ============

Diluted earnings (loss) attributable to common stockholders per share        $       0.06      $      (0.02)
                                                                             ============      ============

The calculation of fully diluted loss per share for the three months ended April 30, 2002 and 2003 excludes the securities listed below because to include them in the calculation would be antidilutive. For purposes of this presentation, all securities are assumed to be common stock equivalents and antidilutive.

                                                       Three months
                                                      ended April 30,
                                              2002                   2003
                                       -----------------       -----------------
                                          (unaudited)              (unaudited)

Options to purchase common stock           4,870,107                6,907,111
Warrants to purchase common stock          1,683,394                1,813,540
Conversion of Series A and Series B
  Convertible Preferred Stock              1,554,803                1,544,730
                                           ---------               ----------
                                           8,108,304               10,265,381
                                           =========               ==========

4. GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives that were acquired after June 30, 2001, are no longer amortized but instead evaluated for impairment at least annually. With respect to goodwill and intangibles with indefinite lives that were acquired prior to July 1, 2001, Alloy adopted the nonamortization provisions of SFAS No. 142 as of February 1, 2002. Alloy completed the required impairment testing of goodwill and other intangibles with indefinite lives for fiscal 2002 and concluded that there was no impairment of such assets as the fair values of its reporting units exceeded the carrying values of its reporting units. Additionally, the Company will perform its annual impairment testing for its reporting units during fiscal 2003.

The acquired intangible assets as of January 31, 2003 and April 30, 2003 were as follows:

                                    January  31,  2003                    April  30,  2003
                                                                             (unaudited)
                                ----------------------------      ----------------------------
                                  Gross                             Gross
                                 Carrying       Accumulated        Carrying       Accumulated
(amounts in thousands)            Amount        Amortization        Amount        Amortization
                                ----------      ------------      ----------      ------------
Amortized intangible
assets:

Mailing Lists                    $ 4,553          $ 1,314          $ 4,553          $ 1,588

Noncompete Agreements              3,695            1,074            3,845            1,378

Marketing Rights                   5,650            3,052            5,650            3,708

Websites                             841              331              916              415

Client Relationships               4,000              378            4,900              845
                                 -------          -------          -------          -------
                                 $18,739          $ 6,149          $19,864          $ 7,934
                                 =======          =======          =======          =======

Nonamortized intangible
assets:

Trademarks                       $ 9,625               --          $ 9,835               --
                                 =======          =======          =======          =======

The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for the fiscal year ending January 31, 2004 is $4.9 million, and for each of the next four fiscal years through the fiscal year ending January 31, 2008 is $4.4 million, $2.2 million, $232,000 and $64,000, respectively.

Alloy is continuing the review and determination of the fair value of certain assets acquired and liabilities assumed for acquisitions completed in the fiscal year ended January 31, 2003. Accordingly, the allocations of the purchase prices are subject to revision based on the final determination of appraised and other fair values.

GOODWILL

The changes in the carrying amount of goodwill for the three months ended April 30, 2003 are as follows (in thousands):

Gross balance as of January 31, 2003                              $296,999

Accumulated goodwill amortization as of January 31, 2003           (26,646)
                                                                 ---------
Net balance as of January 31, 2003                                 270,353

Goodwill adjustments during the quarter                             (1,342)
                                                                 ---------
Net balance as of April 30, 2003                                  $269,011
                                                                 =========

Goodwill adjustments during the quarter primarily relate to the approximately $1.3 million of re-allocations of net excess purchase price to identified specific intangible assets for the Career Recruitment Media and YouthStream Media Networks fiscal 2002 acquisitions. Other decreases in goodwill include changes to acquisition costs of approximately $424,000 and the fair value of the assets acquired and liabilities assumed of approximately $174,000 offset by increases in goodwill for additional consideration for earnouts of approximately $591,000.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement No. 148 as an amendment to Statement No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with Statement No. 123). The Company has applied the accounting provisions of APB No. 25, and has made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required by Statement No. 123 and permitted under Statement No. 148. Statement No. 148 also requires pro forma disclosure to be provided on a quarterly basis. The Company has included the quarterly disclosure for the first quarter of the fiscal year ending January 31, 2004 ("fiscal 2003") in Note 2 and will continue to closely monitor developments in the area of accounting for stock-based compensation.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement No. 150"). Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), whereby many of those instruments were previously classified as equity. Statement No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003 otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of the provisions of that statement.

In January 2003, the Securities and Exchange Commission issued a new disclosure regulation, "Conditions for Use of Non-GAAP Financial Measures" (Regulation G), which is effective for all public disclosures and filings made after March 28, 2003. Regulation G requires public companies that disclose or release information containing financial measures that are not in accordance with GAAP to include in the disclosure or release a presentation of the most directly comparable GAAP financial measure. The Company became subject to regulation G in fiscal 2003 and believes that it is in compliance with the new disclosure requirements.

6. SEGMENT REPORTING

Alloy has two operating segments: merchandise, and sponsorship and other. Alloy's management reviews financial information related to these operating segments and uses the measure of income (loss) from operations to evaluate performance and allocated resources. Reportable data for Alloy's operating segments were as follows (amounts in thousands):

                                              TOTAL ASSETS                            CAPITAL EXPENDITURES
                                                                                           Three months
                                                                                         ended April 30,
                                    January 31, 2003    April 30, 2003                 2002            2003
                                        ---------      ----------                   ---------      ----------
Merchandise                             $ 116,275      $ 114,646                    $      60      $     402
Sponsorship and other                     248,313        251,811                        1,464            183
Corporate                                  70,012         57,982                          108            350
                                        ---------       ---------                   ---------      ---------
Total                                   $ 434,600      $ 424,439                    $   1,632      $     935
                                        =========      =========                    =========      =========

                                                 REVENUES                         DEPRECIATION AND AMORTIZATION
                                              Three  months                               Three  months
                                              ended April 30,                            ended April 30,
                                          2002            2003                         2002            2003
                                        ---------      ---------                    ---------       ---------
Merchandise                             $  31,067      $  29,971                    $     782      $     797
Sponsorship and other                      19,366         39,473                          615          1,954
Corporate                                      --             --                          102             77
                                        ---------       ---------                   ---------      ---------
Total                                   $  50,433      $  69,444                    $   1,499      $   2,828
                                        =========      =========                    =========      =========

                                                 OPERATING INCOME (LOSS)
                                                      Three  months
                                                      ended April 30,
                                                   2002            2003
                                                ---------       ---------

Merchandise                                     $    (742)      $  (1,588)
Sponsorship and other                               6,739           5,891
Corporate                                          (3,215)         (5,336)
                                                ---------       ---------
Total                                               2,782          (1,033)
Interest and other income, net                        535             287
                                                ---------       ---------
Income (loss) before income taxes               $   3,317       $    (746)
                                                =========       =========

Included in operating income (loss) in the first quarter of fiscal 2003 are expenses of $380,000 in the merchandise segment due to a restructuring charge representing future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. In conjunction with the facility closure, the Company also wrote off approximately $150,000 of inventory. This charge is included in cost of goods sold in the accompanying consolidated condensed statement of operations.

The carrying amount of goodwill by reportable segment as of January 31, 2003 and April 30, 2003 was as follows (in thousands):

                                     January 31, 2003        April 30, 2003
                                    -----------------       ----------------
Sponsorship and other                   $191,602                $190,560
Merchandise                               78,751                  78,451
                                    -----------------       ----------------
   Total                                $270,353                $269,011
                                    =================       ================

7. RESTRUCTURING CHARGES

During fiscal 2002, the Company made the strategic decision to outsource substantially all of its fulfillment activities for its CCS unit to New Roads, Inc. ("New Roads"). During the fourth quarter of fiscal 2002, the Company determined that it would not be able to exit or sublease its existing fulfillment facilities. In accordance with Emerging Issues Task Force Issue No. 94-3 and SAB No. 100, the Company recognized a restructuring charge of $2.6 million in the fourth quarter in its merchandise segment, representing the future contractual lease payments and the write-off of related leasehold improvements. The Company did not incur any significant personnel termination obligations as a result of the facility closure.

During the first quarter of fiscal 2003, the Company made the strategic decision to outsource substantially all of its fulfillment activities for its GFLA unit to New Roads. The Company determined that it would not be able to sublease its existing fulfillment facilities due to the real estate market conditions. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recognized a charge of $380,000 in the first quarter of 2003 in its merchandise segment, representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. The Company incurred severance and personnel costs of $44,000 as a result of the facility closure.

The following tables summarize the Company's restructuring activities (in thousands):

                                            Asset         Contractual   Severance &
Type of cost                                Impairments   Obligations   Personnel Costs    Total
-----------------------------             -------------  ------------  -----------------  ------
Restructuring Costs Fiscal 2002              $   820       $ 1,751             --        $ 2,571


Payments and Write-offs Fiscal 2002             (820)         (155)            --           (975)
                                             -------       -------        -------        -------

Balance at January 31, 2003                       --         1,596             --          1,596
                                             =======       =======        =======        =======

Restructuring Costs Fiscal 2003                   31           305             44            380


Payments and Write-offs Fiscal 2003              (31)          (85)           (44)          (160)
                                             -------       -------        -------        -------

Balance at April 30, 2003                         --       $ 1,816             --        $ 1,816
                                             =======       =======        =======        =======

A summary of the Company's restructuring liability under contractual obligations related to real estate lease and exit costs, by location, as of January 31, 2003 and April 30, 2003 is as follows (in thousands):

                                                     January 31,      April 30,
                                                       2003             2003
                                                    ----------      ------------
CCS facility, San Luis Obispo, California          $    1,596       $    1,541

GFLA facility, Valencia, California                        --              275
                                                    ----------       -----------

Total Lease and Exit Cost Liability                $    1,596       $    1,816
                                                    ==========       ===========

The Company anticipates that the remaining restructuring accruals will be settled by January 31, 2006.

8. COMMON STOCK

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan to date. All 600,000 shares were repurchased during the three months ended April 30, 2003.

9. STOCKHOLDER RIGHTS PLAN

In April 2003, Alloy's Board of Directors adopted a Stockholder Rights Plan ("Plan") in which the Company declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share (the "Common Shares"), of the Company. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series C Junior Participating Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"), at a purchase price of $40.00 per Unit, subject to adjustment. Until the occurrence of certain events, the Rights are represented by and traded in tandem with Alloy common stock. Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent (20%) or more of the Company's common stock or announces a tender offer upon consummation of which such person or group would own 20% or more of the common stock. Alloy is entitled to redeem the Rights at $.001 per right under certain circumstances set forth in the Plan. The Rights themselves have no voting power and will expire at the close of business on April 14, 2013, unless earlier exercised, redeemed or exchanged. Each one one-hundredth of a share of Series C Preferred Stock has the same voting rights as one share of Alloy common stock, and each share of Series C Preferred Stock has 100 times the voting power of one share of Alloy common stock.

10. SUBSEQUENT EVENTS

In May 2003, Alloy acquired substantially all of the assets and liabilities of OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc., wholly owned subsidiaries of Student Advantage, Inc., which companies were in the business of direct marketing to college students and their parents a variety of college or university endorsed products. Alloy has consolidated this business under its wholly owned subsidiary, On Campus Marketing, LLC. Alloy paid approximately $15.65 million in cash to complete the acquisition.

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report on Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those under "Risk Factors That May Affect Future Results" and elsewhere in this report.

OVERVIEW

We are a media, marketing services and direct marketing company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Our business integrates direct mail catalogs, print media, websites, display media boards, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. We reach a significant portion of Generation Y consumers through our various media assets, direct marketing activities and marketing services programs, and, as a result, we are able to offer advertisers targeted access to the youth market and to sell third-party branded products in key Generation Y spending categories, including apparel, action sports equipment and accessories, directly to the youth market. Additionally, our assets have enabled us to build a comprehensive database that includes detailed information about more than 14.0 million Generation Y consumers. We believe we are the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing us with a deep understanding of the youth market.

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

Our merchandising segment derives revenues and operating income from sales of youth-focused merchandise including apparel, accessories and action-sports equipment to consumers through our catalogs and websites.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED APRIL 30, 2003  COMPARED  WITH THREE MONTHS ENDED APRIL 30,
2002

Consolidated Results of Operations

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

                                                                       Three months
                                                                      ended April 30,
                                                               ----------------------------
                                                                 2002               2003
                                                                 ----               ----
STATEMENTS OF OPERATIONS DATA
Net merchandise revenues ....................................    61.6%              43.2%
Sponsorship and other revenues ..............................    38.4               56.8

Total revenues ..............................................   100.0              100.0
Cost of revenues ............................................    42.7               54.7

Gross profit ................................................    57.3               45.3
Operating expenses:
Selling and marketing .......................................    42.5               36.6
General and administrative ..................................     8.2                7.1
Amortization of intangible assets ...........................     1.1                2.6
Restructuring charge ........................................      --                0.5


Total operating expenses ....................................    51.8               46.8

Income (loss) from operations ...............................     5.5               (1.5)
Interest and other income, net ..............................     1.1                0.4
Provision for income tax (expense) benefit ..................    (0.5)               0.5

Net income (loss) ...........................................     6.1%              (0.6)%

                          Segment Results of Operations

The tables below present our revenues and operating income (loss) by segment for each of the quarters ended April 30, 2002 and 2003 (dollars in thousands):

                                      Three months
                                      ended April 30,                          Percent change
                                  2002            2003                         2002  vs  2003
                               ---------       ---------                       --------------
                                        REVENUES                                  REVENUES
Net merchandise                $  31,067       $  29,971                           (3.5)%
Sponsorship and other             19,366          39,473                          103.8
                               ---------       ---------
Total Revenues                 $  50,433       $  69,444                           37.7 %

                                      Three months
                                     ended April 30,                           Percent change
                                  2002             2003                        2002  vs  2003
                               ----------      ---------                   --------------------
                                  OPERATING INCOME (LOSS)                  OPERATING INCOME (LOSS)
Merchandise                    $    (742)      $  (1,588)                        (114.0)%
Sponsorship and other              6,739           5,891                          (12.6)
Corporate                         (3,215)         (5,336)                         (66.0)
                               ---------       ---------
Total operating income(loss)   $   2,782       $  (1,033)                            NM

NM-Not meaningful

Revenues

Total Revenues. Total revenues increased 37.7% to $69.4 million in the three months ended April 30, 2003 from $50.4 million in the three months ended April 30, 2002.

Merchandise Revenues. Net merchandise revenues decreased 3.5% to $30.0 million in the three months ended April 30, 2003 from $31.1 million in the three months ended April 30, 2002. This decrease was due primarily to a modest reduction in catalog circulation as we reduced the number of catalogs circulated to prospects outside our database and non-buyers inside our database.

Sponsorship and Other Revenues. Sponsorship and other revenues increased 103.8% to $39.5 million in the first quarter of fiscal 2003 from $19.4 million in the first quarter of fiscal 2002 primarily due to the selling efforts of our expanded advertising sales force and the broadened range of advertising and marketing services we were able to offer. Our sales force, client base and services were significantly augmented by the acquisitions of Market Place Media in July 2002, Student Advantage Marketing Group in May 2002 and the marketing assets of YouthStream Media Networks in August 2002.

Cost of Revenues

Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide and the publications we develop and produce. Our cost of revenues increased 76.1% to $38.0 million in the three months ended April 30, 2003 from $21.6 million in the three months ended April 30, 2002. This increase was due primarily to the increase in costs associated with our substantially enlarged newspaper advertising and field marketing activities.

Our gross profit as a percentage of total revenues decreased to 45.3% in the three months ended April 30, 2003 from 57.3% in the three months ended April 30, 2002. This was due primarily to the lower gross margin profile of our sponsorship and other revenues as we experienced significant growth in lower margin activities such as newspaper advertising, event and field marketing, and sampling programs. Gross profit percentages may fluctuate significantly in future periods due primarily to the changing revenue contributions of our different sponsorship activities.

Total Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of catalog production and mailing costs; our call center and fulfillment operations expenses; freight costs in shipping to our merchandise customers; salaries of our sales and marketing personnel; marketing costs; and expenses related to the development, maintenance and marketing of our websites. These selling and marketing expenses increased 18.5% to $25.4 million in the three months ended April 30, 2003 from $21.4 million in the three months ended April 30, 2002, primarily due to the hiring of additional sales and marketing personnel; the addition of sales staff associated with acquired media and marketing services businesses; and an enlarged client service infrastructure to handle our expanded sponsorship activities. As a percentage of total revenues, our selling and marketing expenses decreased to 36.6% in the first quarter of fiscal 2003 from 42.5% in the first quarter of fiscal 2002. This decrease was due primarily to improved advertising sales force productivity and expense leveraged over an expanded revenue base.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 20.0% to $5.0 million in the three months ended April 30, 2003 from $4.1 million in the three months ended April 30, 2002. The increase was attributable primarily to an increase in compensation expense for additional personnel to handle our growing business, together with administrative costs related to acquired companies and expenses associated with a growing public company such as increased professional fees, insurance premiums and public relations costs. As a percentage of total revenues, our general and administrative expenses decreased to 7.1% for first quarter fiscal 2003 from 8.2% for first quarter fiscal 2002 as we spread our overhead expenses across an enlarged revenue base. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.8 million in the three months ended April 30, 2003 as compared with $535,000 in the three months ended April 30, 2002. The increase in expenses resulted from our acquisition activities in the last nine months of fiscal 2003 and the associated allocation of purchase price to identified intangible assets. All of our acquisitions have been accounted for under the purchase method of accounting.

Restructuring Charge. During the first quarter of fiscal 2003, we wrote off an abandoned facility lease and equipment no longer required in our business operations when we determined that we could not sublet the space due to the soft real estate market conditions. As a result, and in accordance with SFAS No. 146, we took a first quarter charge of $380,000 representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. We will continue to review our operations to determine the necessity of our facilities, equipment and personnel.

Income (Loss) from Operations

Total Income (Loss) from Operations. Our loss from operations was $1.0 million in the first quarter of fiscal 2003 while our income from operations was $2.8 million in the first quarter of fiscal 2002. The transition from operating income to operating loss is a result of the increase in amortization of intangible assets, the restructuring charge, and increased expenses supporting the growth in sponsorship and other revenues.

Merchandise Income (Loss) from Operations. Our loss from merchandise operations increased 114% to $1.6 million in the first quarter of fiscal 2003 from $742,000 in the first quarter of fiscal 2002. The increase resulted primarily from the restructuring charge and increased fulfillment costs.

Sponsorship and Other Income (Loss) from Operations. Our income from sponsorship and other operations decreased 12.6% to $5.9 million in the first quarter of fiscal 2003 from $6.7 million in the first quarter of fiscal 2002. This decrease resulted from greater amortization of acquired intangible assets and reduced contribution from our print and interactive advertising services, offset partially by greater economies of scale in selling a broader range of advertising and marketing services packages across a wider range of clients.

Interest and Other Income, Net

Interest and other income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. In the three months ended April 30, 2003 and April 30, 2002, we generated net interest and other income of $287,000 and $535,000, respectively. This 46.4% decrease resulted primarily from the lower cash and cash equivalents and available-for-sale marketable securities during the quarter ended April 30, 2003 as compared with the quarter ended April 30, 2002.

Income Tax (Expense) Benefit

In the three months ended April 30, 2003 we recorded an income tax benefit of $358,000 due to the taxable loss generated in the quarter. Included in the tax benefit is a refund of $36,000 for an amended prior year tax return. We expect the loss generated in the first quarter to be offset by taxable income during the second half of fiscal 2003. In the three months ended April 30, 2002, we were subject to income tax expense of $247,000 due to taxable operating income generated at the state level.

SEASONALITY

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns and the impact of acquisitions. Sales of apparel, accessories, footwear and action sports equipment through our websites and catalogs have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. We believe that advertising and sponsorship sales follow a similar pattern with higher revenues in the third and fourth quarters, particularly the third quarter, as marketers more aggressively attempt to reach our Generation Y audience during these major consumer-spending seasons.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity as we generated negative cash flow from operations prior to fiscal 2002. At April 30, 2003, we had approximately $43.8 million of cash, cash equivalents and short-term investments. Our principal commitments at April 30, 2003 consisted of accounts payable, accrued expenses and obligations under operating and capital leases.

Net cash used in operating activities was $10.5 million in the three months ended April 30, 2003 due to an increase in accounts receivable, a decrease in accounts payable and accrued expenses for payments related to inventory and an increase in other current assets as a result of prepaid income taxes. Net cash provided by operating activities was $3.6 million in the three months ended April 30, 2002 as a result of our net income in the period offset in part by a reduction in accounts payable and accrued expenses.

Cash provided by investing activities was $16.5 million in the three months ended April 30, 2003 primarily due to cash proceeds from the sales and maturities of available-for-sale marketable securities offset by $1.0 million for capital expenditures. Cash used in investing activities was $45.1 million in the three months ended April 30, 2002 due to the application of $30.6 million of cash to acquire marketable securities, $9.3 million to acquire businesses, $1.6 million for capital expenditures and $3.5 million to acquire databases and marketing rights.

Net cash used in financing activities was $2.8 million in the three months ended April 30, 2003 due primarily to the repurchase of 600,000 shares of our common stock. Net cash provided by financing activities was $55.4 million in the three months ended April 30, 2002 due primarily to the proceeds from our equity offering in February 2002.

Our liquidity position as of April 30, 2003 consisted of $43.8 million of cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions, for at least the next 24 months. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We have repurchased 600,000 shares for approximately $3.0 million under this plan to date. All 600,000 shares were repurchased during the three months ended April 30, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the first quarter ended April 30, 2003, there were no changes in the Company's policies regarding the use of estimates and other critical accounting policies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, for additional information relating to the Company's use of estimates and other critical accounting policies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure, an Amendment of SFAS No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ended after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended April 30, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor its progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), whereby many of those instruments were previously classified as equity. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003 otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact of the provisions of this standard.

In January 2003, the Securities and Exchange Commission issued a new disclosure regulation, "Conditions for Use of Non-GAAP Financial Measures" ("Regulation G"), which is effective for all public disclosures and filings made after March 28, 2003. Regulation G requires public companies that disclose or release information containing financial measures that are not in accordance with GAAP to include in the disclosure or release a presentation of the most directly comparable GAAP financial measure and a reconciliation of the disclosed non-GAAP financial measure to the most directly comparable GAAP financial measure. We became subject to Regulation G in fiscal 2003 and believe that we are in compliance with the new disclosure requirements.

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

Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risks discussed below under "Risk Factors That May Affect Future Results."

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

                          RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

Since our inception in January 1996, we have incurred significant net losses. We have reported positive net income for only one full fiscal year (fiscal 2002). Although we expect to generate positive net income in fiscal 2003, there is no assurance that we will do so. As of April 30, 2003, we had an accumulated deficit of approximately $52.3 million.

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

OUR SUCCESS DEPENDS LARGELY ON THE VALUE OF OUR BRANDS, AND IF THE VALUE OF OUR BRANDS WERE TO DIMINISH, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

The prominence of our Alloy, CCS, Dan's Comp and Girlfriends LA catalogs and websites and our related consumer magazines among our Generation Y target market, and the prominence of our MarketPlace Media, CASS Communications, 360 Youth and Private Colleges & Universities brands and media franchises with advertisers are key components of our business. If our consumer brands or their associated merchandise and editorial content lose their appeal to Generation Y consumers, our business could be adversely affected. The value of our consumer brands could also be eroded by misjudgments in merchandise selection or by our failure to keep our content current with the evolving preferences of our audience. These events would likely also reduce sponsorship and advertising sales for our merchandise and publishing businesses and may also adversely affect our marketing and services businesses. Moreover, we anticipate that we will continue to increase the number of Generation Y consumers we reach, through means which may include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us in this regard could damage our existing or future brands. If any of these developments occur, our business would suffer.

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

WE ARE A DEFENDANT IN CLASS ACTION SUITS AND DEFENDING THESE LITIGATIONS COULD HURT OUR BUSINESS.

We have been named as a defendant in a securities class action lawsuit relating to the allocation of shares by the underwriters of our initial public offering. We also have been named as a defendant in several purported securities class action lawsuits stemming from a series of allegedly false and misleading statements made by us to the market between August 1, 2002 and January 23, 2003. Defending against these litigations could result in substantial costs and a diversion of our management's attention and resources, which could hurt our business. In addition, if we lose either or both of these litigations, or settle either or both on adverse terms, or on terms outside of our insurance policy limits, our stock price may be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of April 30, 2003, we held a portfolio of $5.4 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the date of this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York (the "District Court") naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our common stock between May 14, 1999 and December 6, 2000 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against us, the individual defendants and the underwriters of our initial public offering. The amended complaint asserts violations of Section 10(b) of the Exchange Act and mirrors allegations asserted against scores of other issuers sued by plaintiffs' counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs' counsel, Messrs. Diamond and Johnson have been dismissed from the litigation without prejudice. In accordance with the District Court's case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers' liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to us, the Court dismissed the Section 10(b) claim and allowed the plaintiffs to proceed on the Section 11 claim. Accordingly, the remaining claim against us will focus solely on whether the registration statement filed in connection with our initial public offering contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading. Although we have not retained a damages expert at this time, the dismissal of the Section 10(b) claim likely will reduce the potential damages that the plaintiffs can claim. Management believes that the remaining allegations against us are without merit and intends to vigorously defend the claim.

On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly are filed on behalf of persons who purchased our common stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of Exchange Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by us to the market between August 1, 2002 and January 23, 2003. At a conference held on May 30, 2003, the Court consolidated the actions described above, appointed lead plaintiffs, approved the selection of lead counsel to represent the purported class, and set a schedule for briefing and arguing a motion to dismiss the complaint in the consolidated action. We have retained the law firm of Cahill, Gordon & Reindel in connection with this matter. Management believes that the allegations against us and Messrs. Diamond, Gradess and Johnson are without merit and intends to vigorously defend the action.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) None.

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

3.2 Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.3 Certificate of Amendment to Restated Certificate of Incorporation (filed as
Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

3.4 Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code).

(b) Reports on Form 8-K.

Alloy filed an Item 5 Form 8-K, dated April 9, 2003, for the purpose of announcing the declaration of a dividend to our stockholders of a stock purchase right exercisable in certain circumstances, as set forth in a Rights Agreement attached as an exhibit to that Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALLOY, INC.

Date: June 16, 2003

                                                By: /s/ Samuel A. Gradess
                                                    ---------------------
                                                Samuel A. Gradess
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Duly Authorized Officer)

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

Date: June 16, 2003                                By: /s/ Samuel A. Gradess
                                                       -------------------------
                                                   Samuel A. Gradess
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

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

Date: June 16, 2003                              By: /s/ Matthew C. Diamond
                                                 -------------------------------
                                                 Matthew C. Diamond
                                                 Chief Executive Officer
                                                 (Principal  Executive  Officer)

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

3.4 Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code).