Form 10-Q
period 2003-07-31
ALLOY  INC
filed 2003-09-15
CIK 1080359

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 5, 2003, the registrant had 41,395,240 shares of common stock, $.01 par value per share, outstanding.

                                   ALLOY, INC.

                                    CONTENTS

                                                                      PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets, July 31, 2003 (unaudited)
and January 31, 2003  ......................................                3

Consolidated Condensed Statements of Operations, Three Months Ended
July 31, 2003 (unaudited) and July 31, 2002 (unaudited) .............       4

Consolidated Condensed Statements of Comprehensive Income (Loss),
Three Months Ended July 31, 2003 (unaudited) and July 31, 2002
(unaudited) .........................................................       5

Consolidated Condensed Statements of Operations, Six Months Ended
July 31, 2003 (unaudited) and July 31, 2002 (unaudited)..............       6

Consolidated Condensed Statements of Comprehensive Income (Loss),
Six Months Ended July 31, 2003 (unaudited) and July 31, 2002
(unaudited) .........................................................       7

Consolidated Condensed Statements of Cash Flows, Six Months Ended
July 31, 2003 (unaudited) and July 31, 2002 (unaudited) .............       8

Consolidated Condensed Statement of Changes in Stockholders' Equity,
Six Months Ended July 31, 2003 (unaudited) and
July 31, 2002 (unaudited) ............................................      9

Notes to Consolidated Condensed Financial Statements (unaudited) ....       11

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations ...........................................       20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        31

Item 4.   Controls and Procedures                                           31

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings .........................................       32

Item 2.   Changes in Securities and Use of Proceeds .................       32

Item 3.   Defaults Upon Senior Securities ...........................       32

Item 4.   Submission of Matters to a Vote of Security Holders .......       33

Item 5.   Other Information .........................................       33

Item 6.   Exhibits and Reports on Form 8-K ..........................       33

SIGNATURES ..........................................................       34

EXHIBIT INDEX .......................................................       35

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   ALLOY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                     January 31,    July 31,
                                                                                        2003          2003
                                                                                      ---------    ----------
                                                  ASSETS
                                                                                                   (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                             $  35,187    $  92,567
Available-for-sale marketable securities                                                 23,169        4,782
Accounts receivable, net                                                                 30,022       30,237
Inventories                                                                              23,466       21,573
Prepaid catalog costs                                                                     2,100        3,132
Other current assets                                                                     10,130       12,409
                                                                                      ---------    ---------

TOTAL CURRENT ASSETS                                                                    124,074      164,700

Property and equipment, net                                                              10,081       10,044
Deferred tax assets                                                                       5,621        5,621
Goodwill, net                                                                           270,353      286,335
Intangible and other assets, net                                                         24,471       29,718
                                                                                      ---------    ---------

TOTAL ASSETS                                                                          $ 434,600    $ 496,418
                                                                                      =========    =========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $  28,032    $  21,333
Deferred revenues                                                                        15,106       17,320
Accrued expenses and other current liabilities                                           27,679       22,863
                                                                                      ---------    ---------

TOTAL CURRENT LIABILITIES                                                                70,817       61,516

Deferred tax liabilities                                                                  2,698        2,698
Long-term liabilities                                                                        93          852
Senior Convertible Debentures Due 2023                                                       --       65,000

Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable
     on June 19, 2005; 1,613 and 1,340 shares issued and outstanding, respectively       15,550       13,646

STOCKHOLDERS' EQUITY:
Preferred Stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares designated as Series A Redeemable Convertible Preferred Stock and
     3,000 shares designated as Series B Redeemable Convertible Preferred Stock
     authorized; 1,613 and 1,340 shares issued and outstanding as Series B
     Redeemable Convertible Preferred Stock (above), respectively                            --           --

Common Stock; $.01 par value; 200,000,000 shares authorized; 40,082,024
     and 42,003,515 shares issued, respectively                                             401          420
Additional paid-in capital                                                              396,963      410,150
Deferred compensation                                                                        --       (2,094)
Accumulated deficit                                                                     (51,955)     (52,662)
Accumulated other comprehensive income                                                      164            7
Less common stock held in treasury, at cost; 8,275 and 608,275 shares, respectively        (131)      (3,115)
                                                                                      ---------    ---------

TOTAL STOCKHOLDERS' EQUITY                                                              345,442      352,706
                                                                                      ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 434,600    $ 496,418
                                                                                      =========    =========


The accompanying Notes are an integral part of these financial statements

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                           For the three months
                                                               ended July 31,
                                                           2002             2003
                                                        ------------   ------------
REVENUES:

   NET MERCHANDISE REVENUES                             $     31,530   $     30,028

   SPONSORSHIP AND OTHER REVENUES                             20,443         50,473
                                                        ------------   ------------

                TOTAL REVENUES                                51,973         80,501

COST OF REVENUES:

   COST OF GOODS SOLD                                         15,025         15,659

   COST OF SPONSORSHIP AND OTHER REVENUES                      9,138         25,466
                                                        ------------   ------------
                TOTAL COST OF REVENUES                        24,163         41,125

GROSS PROFIT                                                  27,810         39,376
                                                        ------------   ------------

OPERATING EXPENSES:
   Selling and marketing                                      22,498         31,780
   General and administrative                                  3,985          6,266
   Amortization of intangible assets                           1,189          1,896
                                                        ------------   ------------

                TOTAL OPERATING EXPENSES                      27,672         39,942
                                                        ------------   ------------

INCOME (LOSS) FROM OPERATIONS                                    138           (566)

INTEREST INCOME                                                  597            105
INTEREST EXPENSE                                                  --           (108)
                                                        ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                                735           (569)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                       197           (248)
                                                        ------------   ------------

NET INCOME (LOSS)                                                538           (321)
                                                        ============   ============

PREFERRED STOCK DIVIDEND AND ACCRETION                           479            702
                                                        ------------   ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS   $         59   $     (1,023)
                                                        ============   ============


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
COMMON STOCK:

Basic earnings (loss) attributable to common
  stockholders per share                                $       0.00   $      (0.02)
                                                        ============   ============

Diluted earnings (loss) attributable to common
  stockholders per share                                $       0.00   $      (0.02)
                                                        ============   ============

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING          38,204,132     41,135,614
                                                        ============   ============

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING        39,941,514     41,135,614
                                                        ============   ============




The accompanying Notes are an integral part of these financial statements.

                                      ALLOY, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                          For the three months
                                                              ended July 31,
                                                              2002     2003
                                                              -----   ------

Net income (loss)                                             $ 538   $(321)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale securities     195     (18)
                                                              -----   -----

Comprehensive income (loss)                                   $ 733   $(339)
                                                              =====   =====






The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                             For the six months
                                                                ended July 31,
                                                           2002             2003
                                                        ------------   ------------
REVENUES:

   NET MERCHANDISE REVENUES                             $     62,597   $     59,999

   SPONSORSHIP AND OTHER REVENUES                             39,809         89,946
                                                        ------------   ------------

                 TOTAL REVENUES                              102,406        149,945

COST OF REVENUES:

   COST OF GOODS SOLD                                         30,866         30,491

   COST OF SPONSORSHIP AND OTHER REVENUES                     14,857         48,609
                                                        ------------   ------------
                 TOTAL COST OF REVENUES                       45,723         79,100


GROSS PROFIT                                                  56,683         70,845
                                                        ------------   ------------

OPERATING EXPENSES:
     Selling and marketing                                    43,939         57,158
     General and administrative                                8,100         11,224
     Amortization of intangible assets                         1,724          3,680
     Restructuring charge                                         --            380
                                                        ------------   ------------

                 TOTAL OPERATING EXPENSES                     53,763         72,442
                                                        ------------   ------------

INCOME (LOSS) FROM OPERATIONS                                  2,920         (1,597)

INTEREST INCOME                                                1,132            396
INTEREST EXPENSE                                                  --           (112)
                                                        ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                              4,052         (1,313)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                       444           (606)

                                                        ------------   ------------
NET INCOME (LOSS)                                              3,608           (707)
                                                        ============   ============

PREFERRED STOCK DIVIDENDS AND ACCRETION                        1,037          1,155
                                                        ------------   ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS   $      2,571   $     (1,862)
                                                        ============   ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
COMMON STOCK:

Basic earnings (loss) attributable to common
  stockholders per share                                $       0.07   $      (0.05)
                                                        ============   ============

Diluted earnings (loss) attributable to common
  stockholders per share                                $       0.06   $      (0.05)
                                                        ============   ============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                 37,573,097     40,650,532
                                                        ============   ============

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING        39,649,757     40,650,532
                                                        ============   ============


      The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                                   For the six months
                                                                                       ended July 31,
                                                                                    2002          2003
                                                                                -----------    -----------
Net income (loss)                                                               $     3,608    $      (707)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale securities                             137           (157)
                                                                                -----------    -----------

Comprehensive income (loss)                                                     $     3,745    $      (864)
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

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                         For the six months
                                                                           ended July 31,

                                                                          2002        2003
                                                                        --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $  3,608    $   (707)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                              3,674       5,929
Amortization of debt issuance costs                                           --          12
Compensation charge for restricted stock                                      --         291
Compensation charge for issuance of stock options                             15          --
Changes in operating assets and liabilities - net of effect of business acquisitions:
     Accounts receivable, net                                              1,797         (13)
     Inventories                                                          (6,666)      4,635
     Prepaid catalog costs                                                (1,046)     (1,032)
     Other current assets                                                   (712)       (690)
     Other assets                                                            161          50
     Accounts payable, accrued expenses and other                          4,647      (6,382)
                                                                        --------    --------

Net cash provided by operating activities                                  5,478       2,093
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                        (68,523)     (7,130)
Proceeds from the sales and maturities of marketable securities           50,657      25,360
Capital expenditures                                                      (1,964)     (2,112)
Sale of capital assets                                                       372          40
Cash paid in connection with acquisitions of businesses,
   net of cash acquired                                                  (67,351)    (16,025)
Purchase of mailing list, domain names and marketing rights               (4,850)         --
                                                                        --------    --------

Net cash (used in) provided by investing activities                      (91,659)        133
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                    55,012          --
Gross proceeds from issuance of convertible debentures                        --      65,000
Debt issuance costs                                                           --      (2,159)
Exercise of stock options and warrants                                        --          --
   and common stock purchases under the employee stock purchase plan         741         498
Repurchase of common stock                                                    --      (2,984)
Payment of credit facility                                                    --      (5,000)
Payments of capitalized lease obligations                                   (183)       (201)
                                                                        --------    --------

Net cash provided by financing activities                                 55,570      55,154
                                                                        --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (30,611)     57,380


CASH AND CASH EQUIVALENTS, beginning of period                            61,618      35,187
                                                                        --------    --------

CASH AND CASH EQUIVALENTS, end of period                                $ 31,007    $ 92,567
                                                                        ========    ========

Supplemental disclosure of non-cash investing and financing activity:

Issuance of common stock and warrants in connection
   with acquisitions                                                    $  4,467    $  8,317
Conversion of Series B Redeemable Convertible Preferred
   Stock into common stock                                              $    514    $  3,059


The accompanying Notes are an integral part of these financial statements.


                                                                ALLOY, INC.

                                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                (unaudited)

                                                               For the six months ended July 31, 2002

                                                                                          Accumulated
                                                                                             Other
                                    Common Stock   Additional                            Comprehensive  Treasury Stock
                                 ----------------   Paid-in   Accumulated    Deferred       Income      ---------------
                                  Shares   Amount   Capital     Deficit    Compensation     (Loss)      Shares   Amount   Total
                                 --------  ------  ---------  -----------  ------------  -------------  -------  ------  --------
Balance, February 1, 2003        40,082,024 $  401  $396,963   $ (51,955)          --       $  164      (8,275)  $  (131) $345,442

Issuance of common stock
for acquisitions
of businesses                     1,545,947     15     8,302          --           --           --          --        --     8,317


Repurchase of common stock               --     --        --          --           --           --    (600,000)   (2,984)   (2,984)

Cancellation of accrued
issuance costs in connection
with public and private stock
offerings                                --     --       102          --           --           --          --        --       102

Issuance of common stock pursuant
to the exercise of options and
common stock purchases under the
employee stock purchase plan        114,039      1       497          --           --           --          --        --       498


Issuance of common stock for
conversion of Series B
Convertible Preferred Stock         261,505      3     3,056          --           --           --          --        --     3,059


Net loss                                 --     --        --        (707)          --           --          --        --      (707)


Issuance of restricted stock             --     --     2,385          --       (2,385)          --          --        --        --

Amortization of restricted stock         --     --        --          --          291           --          --        --       291

Accretion of discount and
dividends on Series B
Convertible Preferred Stock              --     --    (1,155)         --           --           --          --        --    (1,155)

Unrealized loss on available-
for-sale marketable securities           --     --        --          --           --         (157)         --        --      (157)

                                 ---------- ------ ---------   ---------     --------       ------   ---------   -------  ---------
Balance, July 31, 2003           42,003,515 $  420  $410,150   $ (52,662)    $ (2,094)      $    7    (608,275)  $(3,115) $ 352,706
                                 ========== ====== =========   =========     ========       ======   =========   =======  =========


The accompanying Notes are an integral part of these financial statements.



                                                                          ALLOY, INC.

                                              CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                          (unaudited)

                                                               For the six months ended July 31, 2002

                                                                                          Accumulated
                                                                                             Other
                                  Common Stock     Additional                            Comprehensive  Treasury Stock
                               ------------------   Paid-in   Accumulated    Deferred       Income      ---------------
                                Shares     Amount   Capital     Deficit    Compensation     (Loss)      Shares   Amount   Total
                               ----------  ------  ---------  -----------  ------------  -------------  -------  ------  --------

Balance, February 1, 2002      34,916,877   $349    $324,719     $(75,250)        $ (31)         $ (53)      --      --  $249,734

Issuance of common stock
and warrants for acquisition
of business                       215,206      2       4,465           --            --             --       --      --     4,467

Shares returned from escrow            --     --          --           --            --             --   (8,275)   (131)     (131)

Amortization of deferred
compensation                           --     --          --           --            15             --       --      --        15

Issuance of common stock
in connection with public
offering, net of issuance costs 4,000,000     40      56,607           --            --             --       --      --    56,647

Issuance of common stock
for conversion of Series B
Convertible
Preferred Stock                    43,913      1         513           --            --             --       --      --       514

Issuance of common stock pursuant
to the exercise of options and
warrants and the common stock
purchase under employee stock
purchase plan                      88,560      1         740           --            --             --       --      --       741

Net income                             --     --          --        3,608            --             --       --      --     3,608

Accretion of discount and
dividends on Series B
Convertible Preferred Stock            --     --      (1,037)          --            --             --       --      --    (1,037)

Unrealized gain on available-for
sale marketable securities             --     --          --           --            --            137       --      --       137
                               ----------  ------  ---------  -----------  ------------  -------------  -------  ------  --------
Balance, July 31, 2002         39,264,556   $393    $386,007     $(71,642)        $ (16)         $  84   (8,275) $ (131) $314,695
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

The accompanying unaudited interim consolidated condensed financial statements have been prepared by Alloy. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income/losses and cash flows at July 31, 2003 and for all periods presented have been made. The results of operations for the periods ended July 31, 2002 and 2003 are not necessarily indicative of the operating results for a full fiscal year. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles ("GAAP") and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements and accompanying notes (the "Notes") be read in conjunction with the financial statements and accompanying notes related to Alloy's fiscal year ended January 31, 2003 ("fiscal 2002") included in Alloy's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 which was filed with the Securities and Exchange Commission ("SEC") on May 1, 2003 and amended on May 16, 2003.

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

Under Statement No. 123, the Company accounts for its stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense for stock options would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net income (loss) and earnings per share as required by Statement No. 148 recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.


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


                                                                         Three months                 Six months
                                                                         ended July 31,              ended July 31,
                                                                        ---------------             ---------------
                                                                         2002       2003           2002         2003
                                                                       --------   --------       --------     --------
                                                                      (unaudited)(unaudited)    (unaudited)  (unaudited)


Net income (loss) attributable to common stockholders:
         As reported                                                   $     59   $  (1,023)       $ 2,571     $   (1,862)

         Add:  Total stock-based employee compensation costs                  7         291             15            291
                    included in reported net income, net of taxes

         Less: Total stock-based employee compensation costs
                    determined under fair value based method for
                    all awards, net  of taxes                            (4,009)     (2,546)       (7,808)         (5,578)
                                                                       --------   ----------     --------      ----------
         Pro forma                                                     $ (3,943)  $  (3,278)     $ (5,222)     $   (7,149)
                                                                       ========   ==========     ========      ==========

Basic earnings (loss) attributable to common stockholders per share:
         As reported                                                   $   0.00   $   (0.02)     $   0.07      $    (0.05)
         Pro forma                                                     $  (0.10)  $   (0.08)     $  (0.14)     $    (0.18)

Diluted earnings (loss) attributable to common stockholders per share:
         As reported                                                   $  0.00    $   (0.02)     $   0.06      $    (0.05)
         Pro forma                                                     $ (0.10)   $   (0.08)     $  (0.13)     $    (0.18)


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

                                                                             Three months                 Six months
                                                                             ended July 31,              ended July 31,

                                                                            2002         2003          2002          2003
                                                                       ------------  ------------   ------------  ------------
                                                                       (unaudited)    (unaudited  ) (unaudited)   (unaudited)

Numerator:
Net income (loss)                                                      $        538  $       (321)  $      3,608  $       (707)
Dividend and accretion on preferred stock                                       479           702          1,037         1,155
                                                                       ------------  ------------   ------------  ------------

Net income (loss) attributable to common stockholders                  $         59  $     (1,023)  $      2,571  $     (1,862)
                                                                       ============  ============   ============  ============

Denominator:
Weighted average basic common shares outstanding                         38,204,132    41,135,614     37,573,097    40,650,532
                                                                       ============  ============   ============  ============

Contingently issuable common stock pursuant to acquisitions               1,015,856            --      1,102,617            --
Options to purchase common stock                                            765,696            --        929,616            --
Warrants to purchase common stock                                             6,063            --         44,427            --
                                                                       ------------  ------------   ------------  ------------

Weighted average diluted common shares outstanding                       39,941,514    41,135,614     39,649,757    40,650,532
                                                                       ============  ============   ============  ============

Basic earnings (loss) attributable to common stockholders per share    $       0.00  $      (0.02)  $       0.07  $      (0.05)
                                                                       ============  ============   ============  ============

Diluted earnings (loss) attributable to common stockholders per share  $       0.00  $      (0.02)  $       0.06  $      (0.05)
                                                                       ============  ============   ============  ============




The calculation of fully diluted loss per share for the three months and six months ended July 31, 2002 and 2003 excludes the securities listed below because to include them in the calculation would be antidilutive:





                                                                               Three months               Six months
                                                                               ended July 31,            ended July 31,

                                                                            2002         2003            2002         2003
                                                                       ------------  ------------   ------------  ------------
                                                                         (unaudited)   (unaudited)    (unaudited)  (unaudited)

Options to purchase common stock                                          5,556,402     7,199,361      5,213,255     7,053,236
Warrants to purchase common stock                                         1,797,441     1,881,486      1,740,418     1,847,513
Conversion of Series A and Series B
  Convertible Preferred Stock                                             1,576,108     1,303,527      1,565,456     1,424,129
Conversion of 5.375% Convertible Debentures                                      --     7,761,195             --     7,761,195
Restricted stock                                                                 --       300,000             --       300,000
                                                                       ------------  ------------   ------------  ------------
                                                                          8,929,951    18,445,569      8,519,128    18,386,073
                                                                       ============  ============   ============  ============


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



The acquired intangible assets as of January 31, 2003 and July 31, 2003 were as follows (amounts in thousands):


                                            January 31, 2003                   July 31, 2003
                                                                                (unaudited)
                                    -----------      ------------      ----------       ------------
                                    Gross                              Gross
                                    Carrying         Accumulated       Carrying         Accumulated
                                    Amount           Amortization      Amount           Amortization
                                    ----------       ------------      ----------       ------------

Amortized intangible
assets:

Mailing Lists                       $ 4,553          $ 1,314              4,553             1,861

Noncompete Agreements                 3,695            1,074              4,145             1,701

Marketing Rights                      5,650            3,052              5,650             4,364

Websites                                841              331              1,341               534

Client Relationships                  4,000              378              8,300             1,369
                                    -------          -------            -------           -------
                                    $18,739          $ 6,149            $23,989           $ 9,829
                                    =======          =======            =======           =======

Nonamortized intangible
assets:

Trademarks                          $ 9,625               --            $10,735                 --
                                    =======          =======            =======            =======




The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for the fiscal year ending January 31, 2004 is $3.4 million, and for each of the next four fiscal years through the fiscal year ending January 31, 2008 is $4.9 million, $2.6 million, $569,000 and $310,000, respectively.

Alloy is continuing the review and determination of the fair value of certain assets acquired and liabilities assumed for acquisitions completed during the second half of fiscal 2002 and the first half of fiscal 2003. Accordingly, the allocations of the purchase prices are subject to revision based on the final determination of appraised and other fair values.



GOODWILL

The changes in the carrying amount of goodwill for the six months ended July 31, 2003 are as follows (amounts in thousands):

Gross balance as of January 31, 2003                        $ 296,999

Accumulated goodwill amortization as of January 31, 2003      (26,646)
                                                            ---------
Net balance as of January 31, 2003                            270,353

Goodwill adjustments during the year                           15,982
                                                            ---------
Net balance as of July 31, 2003                               286,335
                                                            =========



Goodwill adjustments during the first six months of fiscal 2003 primarily relate to an approximate $15.0 million increase in goodwill for the acquisition of substantially all of the assets of OCM Direct, Inc. ("OCM"), Collegiate Carpets, Inc. and Carepackages, Inc. in May 2003. Other goodwill adjustments during the first half of fiscal 2003 relate to an approximate $1.3 million of re-allocations of net excess purchase price to identified specific intangible assets acquired in connection with the Career Recruitment Media and YouthStream Media Networks fiscal 2002 acquisitions. Additional increases in goodwill include changes to acquisition costs of approximately $533,000, adjustments to the fair value of the assets acquired and liabilities assumed of approximately $735,000 and additional consideration for earnouts of approximately $1.1 million.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement No. 148 as an amendment to Statement No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with Statement No. 123). The Company has applied the accounting provisions of APB No. 25, and has made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required by Statement No. 123 and permitted under Statement No. 148. Statement No. 148 also requires pro forma disclosure to be provided on a quarterly basis. The Company has included the quarterly disclosure for the second quarter of the fiscal year ending January 31, 2004 ("fiscal 2003") in Note 2 and will continue to closely monitor developments in the area of accounting for stock-based compensation.

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

Statement No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of Statement No. 150 and still existing at the beginning of the interim period of adoption. The Company will adopt the provisions of Statement No. 150 effective August 1, 2003. The adoption of Statement No. 150 is not expected to have an impact on the financial statements as the Company's Series B Convertible Preferred Stock, which is the only applicable financial instrument of the Company, is outside the scope of Statement No. 150.

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

6. SEGMENT REPORTING

Alloy has two operating segments: merchandise, and sponsorship and other. Alloy's management reviews financial information related to these operating segments and uses the measure of income (loss) from operations to evaluate performance and allocated resources. Reportable data for Alloy's operating segments were as follows (amounts in thousands):



                                                   Three months                                   Six months
                                                   ended July 31,                                ended July 31,
                                               2002              2003                      2002              2003
                                            ---------         ---------                 ---------         ---------
Revenues:
Merchandise                                 $  31,530         $  30,028                 $  62,597         $  59,999
Sponsorship and other                          20,443            50,473                    39,809            89,946
                                            ---------         ---------                 ---------         ---------
    Total Revenues                          $  51,973         $  80,501                 $ 102,406         $ 149,945
                                            =========         =========                 =========         =========




                                                  Three months                                   Six months
                                                  ended July 31,                                ended July 31,
                                               2002              2003                      2002             2003
                                            ---------         ---------                 ---------         ---------
Operating Income (Loss):
Merchandise                                 $      14         $  (3,214)                $    (728)        $  (4,801)
Sponsorship and other                           3,452             9,180                    10,191            15,071
Corporate                                      (3,328)           (6,532)                   (6,543)          (11,867)
                                            ---------         ---------                 ---------         ---------
    Total Operating Income (Loss)                 138              (566)                    2,920            (1,597)
Interest and other income, net                    597                (3)                    1,132               284
                                            ---------         ---------                 ---------         ---------
Income (loss) before income taxes           $     735         $    (569)                $   4,052         $  (1,313)
                                            =========         =========                 =========         =========


Included in operating income (loss) in the six months ended July 31, 2003 are expenses of $380,000 in the merchandise segment due to a restructuring charge representing future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements relating to the closing of one of its facilities. In conjunction with the facility closure, the Company also wrote off approximately $150,000 of inventory. This charge is included in cost of goods sold in the accompanying consolidated condensed statement of operations.

                                                 Three months                                  Six months
                                                 ended July 31,                               ended July 31,
                                              2002            2003                        2002              2003
                                            ---------         ---------                 ---------         ---------
Depreciation and Amortization:
Merchandise                                 $     770         $     708                 $   1,552         $   1,505
Sponsorship and other                           1,290             2,092                     1,905             4,046
Corporate                                         115               302                       217               378
                                            ---------         ---------                 ---------         ---------
    Total Depreciation and
    Amortization                            $   2,175         $   3,102                 $   3,674         $   5,929
                                            =========         =========                 =========         =========



                                                  Three months                                  Six months
                                                  ended July 31,                               ended July 31,
                                              2002             2003                       2002             2003
                                            ---------         ---------                 ---------         ---------
Capital Expenditures:
Merchandise                                 $      39         $     390                 $      99         $    792
Sponsorship and other                             155               223                     1,619              406
Corporate                                         138               564                       246              914
                                            ---------         ---------                 ---------         ---------
    Total Capital Expenditures              $     332         $   1,177                 $   1,964         $   2,112
                                            =========         =========                 =========         =========



                                            January 31, 2003  July 31, 2003
                                            ----------------  -------------
Total Assets:
Merchandise                                 $        116,275  $     111,269
Sponsorship and other                                248,313        269,116
Corporate                                             70,012        116,033
                                            ----------------  -------------
    Total Assets                            $        434,600  $     496,418
                                            ================  =============



The carrying amount of goodwill by reportable segment as of July 31, 2003 and January 31, 2003 was as follows (amounts in thousands):



                                    January 31, 2003             July 31, 2003
                                    -----------------         ----------------
Merchandise                         $          78,751         $         78,450
Sponsorship and other                         191,602                  207,885
                                    -----------------         ----------------
Total                               $         270,353         $        286,335
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

The following tables summarize the Company's restructuring activities (in thousands):


                                                     Asset             Contractual      Severance &
Type of cost                                         Impairments       Obligations      Personnel Costs        Total
-----------------------------                        -------------     ------------     -----------------      ------

Restructuring Costs Fiscal 2002                      $   820           $ 1,751              $    --            $ 2,571


Payments and Write-offs Fiscal 2002                     (820)             (155)                  --               (975)
                                                     -------           -------              -------            -------

Balance at January 31, 2003                               --             1,596                   --              1,596
                                                     =======           =======              =======            =======

Restructuring Costs Fiscal 2003                           31               305                   44                380


Payments and Write-offs Fiscal 2003                      (31)             (284)                 (44)              (359)
                                                     -------           -------              -------            -------

Balance at July 31, 2003                             $    --           $ 1,617              $    --            $ 1,617
                                                     =======           =======              =======            =======





A summary of the Company's restructuring liability under contractual obligations related to real estate lease and exit costs, by location, as of January 31, 2003 and July 31, 2003 is as follows (in thousands):


                                                     January 31,      July 31,
                                                        2003            2003
                                                     ----------     -----------
CCS facility, San Luis Obispo, California            $    1,596     $     1,382
GFLA facility, Valencia, California                          --             235
                                                     ----------     -----------

Total Lease and Exit Cost Liability                  $    1,596     $     1,617
                                                     ==========     ===========


The Company anticipates that the remaining restructuring accruals will be settled by January 31, 2006. As of July 31, 2003, the restructuring accruals are classified as a current liability and a long term liability of $865,000 and $752,000, respectively.



8. COMMON STOCK

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan through July 31, 2003. All 600,000 shares were repurchased during the first quarter of fiscal 2003.



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

10.  RESTRICTED STOCK PLAN

In May 2003, the Company issued 300,000 shares of Common Stock as restricted stock under the Company's Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (the "1997 Plan"). The shares issued pursuant to the 1997 Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the 300,000 shares pursuant to the 1997 Plan, a deferred compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders' equity and is being amortized over the approximate twenty-month vesting period. The compensation expense amortized with respect to the restricted shares during the quarter ended July 31, 2003 was approximately $291,000.


11.  RECENT ACQUISITIONS

In May 2003, Alloy acquired substantially all of the assets and liabilities of OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc., wholly owned subsidiaries of Student Advantage, Inc., which companies were in the business of direct marketing to college students and their parents a variety of college or university endorsed products. Alloy has consolidated this business under its wholly owned subsidiary, On Campus Marketing, LLC. Alloy paid approximately $15.65 million in cash and assumed a $5.0 million credit facility to complete the acquisition. Alloy paid off the $5.0 million credit facility during the second quarter. Alloy has recorded approximately $15.0 million of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy has initially identified specific intangible assets consisting of $900,000 representing trademarks, $3.4 million representing customer relationships, $300,000 representing a non-competition agreement and $425,000 representing the website.

The operations of this acquisition have been included in Alloy's financial statements since the date of the acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy's management based on available information and on assumptions as to future operations. For this acquisition, Alloy is completing the review and determination of the fair values of the assets acquired and liabilities assumed. Accordingly, the allocations of the purchase price are subject to revision based on the final determination of appraised and other fair values.



12.  ISSUANCE OF CONVERTIBLE DEBT

On July 23, 2003, Alloy issued and sold $65.0 million aggregate principal amount of 20-Year Convertible Senior Debentures (the "Debentures") due August 1, 2023 in the 144A private placement market. Lehman Brothers, Inc., CIBC World Market Corp., J.P. Morgan Securities Inc., and S.G. Cowen Securities Corporation were the initial purchasers (the "Initial Purchasers") of the Debentures. The Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually. The Debentures are convertible at any time prior to maturity, unless previously redeemed, at the option of the holders into shares of Alloy's common stock at a conversion price of approximately $8.375 per share, subject to certain adjustments. The Debentures are Alloy's general unsecured obligations and will be equal in right of payment to its existing and future senior unsecured indebtedness; and are senior in right of payment to all of its future subordinated debt. Alloy may not redeem the Debentures until August 1, 2008. Alloy intends to use a significant portion of the net proceeds from this offering for future acquisitions, potentially in both its merchandising and sponsorship businesses, and the remaining portion for working capital, capital expenditures and general corporate purposes.

On August 20, 2003, Alloy issued and sold an additional $4.3 million aggregate principal amount of the Debentures to the Initial Purchasers pursuant to the exercise of an over-allotment option granted to the Initial Purchasers in the original purchase agreement.


13. SUBSEQUENT EVENT


On July 30, 2003, Alloy entered into an Acquisition Agreement (the "Acquisition Agreement") with dELiA*s Corp., ("dELiA*s"), pursuant to which Alloy, through its wholly owned subsidiary, Dodger Acquisition Corp. ("Dodger"), will acquire dELiA*s for $0.928 per share of dELiA*s Class A common stock, in cash. Pursuant to the Acquisition Agreement Dodger commenced a tender offer (the "Offer") to purchase all outstanding shares of dELiA*s Class A common stock at a price of $0.928 per share, net to the seller in cash, without interest, subject to certain conditions, including the receipt of all necessary government approvals and the tender, without withdrawal prior to the expiration of the Offer, of at least a majority of dELiA*s's outstanding shares of Class A common stock on a fully-diluted basis. The offer was closed on September 3, 2003, and Alloy purchased approximately 88.15% of dELiA*s' Class A common stock which was tendered prior to such date. Upon the satisfaction or waiver of certain conditions, Dodger will be merged with and into dELiA*s with dELiA*s surviving the acquisition as a wholly owned subsidiary of Alloy, whereby all of the remaining outstanding shares of dELiA*s common stock will be converted into the right to receive $0.928 per share in cash.

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

OVERVIEW

We are a media, marketing services and direct marketing company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Our business integrates direct mail catalogs, print media, websites, display media boards, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. We reach a significant portion of Generation Y consumers through our various media assets, direct marketing activities and marketing services programs, and, as a result, we are able to offer advertisers targeted access to the youth market and to sell third-party branded products in key Generation Y spending categories, including apparel, action sports equipment and accessories, directly to the youth market. Additionally, our assets have enabled us to build a comprehensive database that includes detailed information about more than 14.5 million Generation Y consumers. We believe we are the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing us with a deep understanding of the youth market.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2002 COMPARED WITH THREE MONTHS ENDED JULY 31, 2003

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

                                                       Three months
                                                       ended July 31,
                                                       2002    2003
                                                     -------- --------

Net merchandise revenues                                60.7%    37.3%
Sponsorship and other revenues                          39.3     62.7
                                                     -------- --------

Total revenues                                         100.0    100.0
Cost of revenues                                        46.5     51.1
                                                     -------- --------

Gross profit                                            53.5     48.9
Operating expenses:
Selling and marketing                                   43.3     39.5
General and administrative                               7.7      7.8
Amortization of intangible assets                        2.2      2.3
                                                     -------- --------

Total operating expenses                                53.2     49.6

Income (loss) from operations                            0.3     (0.7)
Interest and other income, net                           1.1      0.0
Provision for income tax (expense) benefit              (0.4)     0.3
                                                     -------- --------

Net income(loss)                                         1.0%    (0.4)%
                                                     ======== ========





                          SEGMENT RESULTS OF OPERATIONS

The tables below present our revenues and operating income (loss) by segment for each of the three months ended July 31, 2002 and 2003 (dollars in thousands):

                                                   Three months
                                                   ended July 31,               Percent change
                                             2002               2003            2002 vs 2003
                                            ---------         ---------         --------------
Revenues:
Merchandise                                 $  31,530         $  30,028                (4.8)%
Sponsorship and other                          20,443            50,473               146.9
                                            ---------         ---------           ---------
    Total Revenues                          $  51,973         $  80,501                54.9 %
                                            =========         =========           =========



                                                    Three months
                                                     ended July 31,             Percent change
                                              2002               2003            2002 vs 2003
                                            ---------         ---------         --------------
Operating Income (Loss):
Merchandise                                 $      14         $  (3,214)                 NM
Sponsorship and other                           3,452             9,180               165.9%
Corporate                                      (3,328)           (6,532)               96.3
                                            ---------         ---------           ---------
    Total Operating Income (Loss)           $     138         $   (566)                  NM
                                            =========         =========           =========

 NM - Not meaningful

REVENUES

Total Revenues. Total revenues increased 55% to $80.5 million in the three months ended July 31, 2003 from $52.0 million in the three months ended July 31, 2002.

Merchandise Revenues. Net merchandise revenues decreased 5% from $31.5 million in the three months ended July 31, 2002 to $30.0 million in the three months ended July 31, 2003. The decrease in merchandise revenues for the second quarter of the fiscal year ending January 31, 2004 ("fiscal 2003") versus the second quarter of the fiscal year ended January 31, 2003 ("fiscal 2002") resulted primarily from a slight decline in retail catalog circulation as we reduced the number of retail catalogs circulated to prospects outside our database and to non-buyers inside our database.

Sponsorship and Other Revenues. Sponsorship and other revenues increased 147% from $20.4 million in the second quarter of fiscal 2002 to $50.5 million in the second quarter of fiscal 2003. The increase in sponsorship and other revenues in the second quarter of fiscal 2003 as compared with the second quarter of fiscal 2002 is due to the selling efforts of our enlarged in-house advertising sales force, a broader client base, a wider range of offered media services resulting from a combination of internal development and strategic acquisitions, and the addition of revenues from the operations of OCM that we acquired in May 2003.

COST OF REVENUES

Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse, together with the direct costs attributable to the sponsorship and advertising programs we provide, the marketing publications we develop, and the magazines we produce. Our cost of goods sold increased 70% from $24.2 million in the three months ended July 31, 2002 to $41.1 million in the three months ended July 31, 2003. The increase in cost of goods sold in the second quarter of fiscal 2003 as compared with the second quarter of fiscal 2002 was due primarily to our expanded advertising placement activities and location-based event and promotional marketing services programs.

Our gross profit as a percentage of total revenues decreased from 53.5% in the three months ended July 31, 2002 to 48.9% in the three months ended July 31, 2003 due primarily to the lower gross margin profile of sponsorship business as newspaper and radio advertising placement and event marketing activities expanded relative to our print and interactive advertising programs, which generally have higher relative gross margins. In addition, the gross margin for our merchandise sales decreased in the three months ended July 31, 2003 as compared to the three months ended July 31, 2002 due to increased sale catalog circulation in the second quarter of fiscal 2003.

TOTAL OPERATING EXPENSES

Selling and Marketing. Selling and marketing expenses consist primarily of Alloy, CCS and Dan's Comp catalog production and mailing costs; Alloy, CCS and Dan's Comp call centers and fulfillment operations expenses; freight costs to deliver goods to our merchandise customers; compensation of our sales and marketing personnel; marketing costs; and information technology expenses related to the maintenance and marketing of our websites and support for our advertising sales activities. These expenses increased from $22.5 million in the three months ended July 31, 2002 to $31.8 million in the three months ended July 31, 2003 due to the hiring of additional sales and marketing personnel; increased information technology spending to support our expanded advertising sales force; the impact of OCM's selling and marketing expenses and the inclusion of a full quarter of Market Place Media's selling and marketing expenses. As a percentage of total revenues, our selling and marketing expenses decreased from 43.3% in the second quarter of fiscal 2002 to 39.5% in the second quarter of fiscal 2003 primarily due to increased productivity of our media and advertising sales force.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from $4.0 million in the three months ended July 31, 2002 to $6.3 million in the three months ended July 31, 2003. As a percentage of total revenues, our general and administrative expenses increased slightly from 7.7% in the second quarter of fiscal 2002 to 7.8% in the second quarter of fiscal 2003. The increase in general and administrative expenses was driven by the inclusion of OCM's expenses in the three months ended July 31, 2003; the inclusion of a full quarter of Market Place Media's expenses; an increase in compensation expense for additional personnel to handle our growing business, and increased expenses associated with growing a public company such as professional fees, insurance premiums and telecommunications costs.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.9 million in the three months ended July 31, 2003 as compared with $1.2 million in the three months ended July 31, 2002. The increase in expenses resulted from our acquisition activities in the last twelve months, and the associated allocation of purchase price to identified intangible assets. All of our acquisitions have been accounted for under the purchase method of accounting.

INCOME (LOSS) FROM OPERATIONS

Total Income (Loss) from Operations. Our loss from operations was $566,000 in the second quarter of fiscal 2003 while our income from operations was $138,000 in the second quarter of fiscal 2002. The transition from operating income to operating loss is primarily due to the operating loss from our merchandise business, increased corporate expenses, and increased depreciation and amortization expenses, offset by increased operating income from our sponsorship and other business.

Merchandise Income (Loss) from Operations. Our loss from merchandise operations was $3.2 million in the second quarter of fiscal 2003 while our income from operations was $14,000 in the second quarter of fiscal 2002. The transition from merchandise operating income to merchandise operating loss is primarily a result of lower revenues and lower gross margins on merchandise sold.

Sponsorship and Other Income (Loss) from Operations. Our income from sponsorship and other operations increased 165.9% to $9.2 million in the second quarter of fiscal 2003 from $3.5 million in the second quarter of fiscal 2002. This increase resulted primarily from our expanded advertising placement and field marketing activities together with the acquisition of OCM at the beginning of the second quarter of fiscal 2003, offset partially by greater amortization of acquired intangible assets.

INTEREST AND OTHER INCOME, NET

Interest and other income, net of expense, includes income from our cash equivalents and from available-for-sale marketable securities and expenses related to our financing obligations. In the three months ended July 31, 2003, we generated interest income of $105,000 and interest expense primarily related to the Convertible Debentures of $108,000 as compared with interest income of $597,000 in the three months ended July 31, 2002. The decrease in interest income resulted primarily from lower interest rates and the lower cash and cash equivalents and available-for-sale marketable securities during the quarter ended July 31, 2003 as compared with the quarter ended July 31, 2002.

INCOME TAX (EXPENSE) BENEFIT

In the three months ended July 31, 2003 we recorded an income tax benefit of $248,000 due to the taxable loss generated in the quarter. Included in the tax benefit is a refund of approximately $36,000 for an amended prior year tax return. We expect the loss generated in the second quarter to be offset by taxable income during the second half of fiscal 2003. In the three months ended July 31, 2002, we were subject to income tax expense of $197,000 due to taxable operating income generated at the state level.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 31, 2002 COMPARED WITH SIX MONTHS ENDED JULY 31, 2003

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth the statement of operations for the periods indicated as a percentage of revenues:

                                                                   Six months
                                                                 ended July 31,
                                                                2002      2003
                                                              -------- --------

Net merchandise revenues                                        61.1%    40.0 %
Sponsorship and other revenues                                  38.9     60.0
                                                              -------- --------
Total revenues                                                 100.0    100.0
Cost of revenues                                                44.6     52.8
                                                              -------- --------
Gross profit                                                    55.4     47.2
Operating expenses:
Selling and marketing                                           42.9     38.1
General and administrative                                       7.9      7.5
Amortization of intangible assets                                1.7      2.4
Restructuring charge                                              --      0.3
                                                              -------- --------
Total operating expenses                                        52.5     48.3

Income (loss) from operations                                    2.9     (1.1)
Interest and other income, net                                   1.1      0.2
Provision for income tax (expense) benefit                      (0.5)     0.4
                                                              -------- --------
Net income (loss)                                                3.5%    (0.5)%
                                                              ======== ========




                         SEGMENT RESULTS OF OPERATIONS

The tables below present our revenues and operating income (loss) by segment for each of the six months ended July 31, 2002 and 2003 (dollars in thousands):

                                                   Six months
                                                  ended July 31,                Percent change
                                               2002              2003            2002 vs 2003
                                            ---------         ---------         --------------
Revenues:
Merchandise                                 $  62,597         $  59,999                 (4.2)%
Sponsorship and other                          39,809            89,946                125.9
                                            ---------         ---------            ---------
    Total revenues                          $ 102,406         $ 149,945                 46.4 %
                                            =========         =========            =========



                                                   Six months
                                                  ended July 31,                Percent change
                                               2002              2003            2002 vs 2003
                                            ---------         ---------         --------------
Operating Income:
Merchandise                                 $    (728)        $  (4,801)               559.5 %
Sponsorship and other                          10,191            15,071                 47.9
Corporate                                      (6,543)          (11,867)                81.4
                                            ---------         ---------         ------------
    Total operating income (loss)           $   2,920         $  (1,597)                  NM
                                            =========         =========         ============




NM - Not meaningful

REVENUES

Total Revenues. Total revenues increased from $102.4 million in the six months ended July 31, 2002 to $149.9 million in the six months ended July 31, 2003.

Merchandise Revenues. Net merchandise revenues decreased 4% from $62.6 million in the six months ended July 31, 2002 to $60.0 million in the six months ended July 31, 2003. The decrease in merchandise revenues for the first half of fiscal 2003 versus the first half of fiscal 2002 was due primarily to a slight decline in overall catalog circulation as we reduced the number of catalogs circulated to prospects outside our database and to non-buyers inside our database.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $89.9 million in the first half of fiscal 2003 from $39.8 million in the first half of fiscal 2002, an increase of 126% due primarily to the selling efforts of our enlarged in-house advertising sales force, a broader client base, and a wider range of offered media services resulting from a combination of internal development and strategic acquisitions. Our sales force, client base and services were significantly augmented by the acquisitions of Market Place Media in July 2002 and OCM in May 2003.


COST OF REVENUES

Our cost of revenues increased from $45.7 million in the six months ended July 31, 2002 to $79.1 million in the six months ended July 31, 2003, a 73% increase. The increase in cost of goods sold in the first half of fiscal 2003 as compared with the first half of fiscal 2002 was due primarily to our expanded advertising placement activities and location-based event and promotional marketing services programs.

Our gross profit as a percentage of total revenues decreased from 55.4% in the six months ended July 31, 2002 to 47.2% in the six months ended July 31, 2003 due primarily to the lower gross margin profile of our sponsorship activities resulting from our expanded advertising placement and event marketing business, together with a moderate decline in merchandise gross profit margin.

TOTAL OPERATING EXPENSES

Selling and Marketing. Selling and marketing expenses increased from $43.9 million in the six months ended July 31, 2002 to $57.2 million in the six months ended July 31, 2003 primarily due to the hiring of additional sales and marketing personnel; increased information technology spending to support our expanded advertising sales force; the impact of OCM's selling and marketing expenses from May 2003 and the inclusion of a full six months of Market Place Media's selling and marketing expenses. As a percentage of total revenues, our selling and marketing expenses decreased from 42.9% in the first half of fiscal 2002 to 38.1% in the first half of fiscal 2003 primarily due to increased productivity of our media and advertising sales force.

General and Administrative. General and administrative expenses increased 39% from $8.1 million in the six months ended July 31, 2002 to $11.2 million in the six months ended July 31, 2003. As a percentage of total revenues, our general and administrative expenses decreased from 7.9% in the first half of fiscal 2002 to 7.5% in the first half of fiscal 2003 as we spread fixed costs over an expanded revenue base. The increase in general and administrative expenses was attributable primarily to the inclusion of OCM's expenses in the six months ended July 31, 2003; together with a full six months of Market Place Media's expenses; an increase in compensation expense for additional personnel to handle our growing business; and increased expenses associated with growing a public company such as professional fees, insurance premiums and telecommunications costs.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $3.7 million in the six months ended July 31, 2003 as compared with $1.7 million in the six months ended July 31, 2002 due to our acquisition activity over the past 12 months. We expect our amortization expense to increase as we acquire additional businesses.

Restructuring Charge. During the first quarter of fiscal 2003, we wrote off an abandoned facility lease and equipment no longer required in our business operations when we determined that we could not sublet the space due to the soft real estate market conditions. As a result, and in accordance with SFAS No. 146, we took a first quarter charge of $380,000 representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. We will continue to review our operations to determine the necessity of our facilities, equipment, and personnel.

INCOME (LOSS) FROM OPERATIONS

Our loss from operations was $1.6 million in the first half of fiscal 2003 versus income of $2.9 million in the first half of fiscal 2002. The transition from operating income to operating loss is primarily due to the operating loss from our merchandise business, increased corporate expenses and increased depreciation and amortization expenses, offset by increased operating income from our sponsorship and other business.

Merchandise Income (Loss) from Operations. Our loss from merchandise operations increased 560% to $4.8 million in the first half of fiscal 2003 from $728,000 in the first half of fiscal 2002. The increased operating loss resulted primarily from lower revenues and lower gross margins on merchandise sold.

Sponsorship and Other Income (Loss) from Operations. Our income from sponsorship and other operations increased 47.9% to $15.1 million in the first half of fiscal 2003 from $10.2 million in the first half of fiscal 2002. This increase resulted primarily from our expanded advertising placement and field-marketing activities, together with the acquisition of OCM in May 2003, offset partially by greater amortization of acquired intangible assets.

INTEREST AND OTHER INCOME, NET

Interest and other income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. In the six months ended July 31, 2003, we generated interest income of $396,000 and interest expense of $112,000 primarily related to the Convertible Debentures. In the three months ended July 31, 2002, we generated interest income of $1.1 million. The decrease in interest income resulted primarily from lower interest rates and the lower cash and cash equivalents and available-for-sale marketable securities during the six months ended July 31, 2003 as compared with the six months ended July 31, 2002.

INCOME TAX EXPENSE (BENEFIT)

In the six months ended July 31, 2003 we recorded an income tax benefit of $606,000 due to the taxable loss generated in the first half of fiscal 2003. Included in the tax benefit is a refund of approximately $36,000 for an amended prior year tax return. We expect the loss generated in the first half of the year to be offset by taxable income during the second half of fiscal 2003. In the six months ended July 31, 2002, we were subject to income tax expense of $444,000 due to operating income generated at the state level.


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


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2002. At July 31, 2003, we had approximately $97.3 million of cash, cash equivalents and short-term investments. Our principal commitments at July 31, 2003 consisted of the Convertible Debentures, accounts payable, accrued expenses, obligations under operating and capital leases, and our tender offer to acquire dELiA*s.

Net cash provided by operating activities was $2.1 million in the first half of fiscal 2003 compared with $5.5 million in the first half of fiscal 2002. The decline was primarily due to the net loss, partially offset by a higher level of depreciation and amortization and other working capital changes.

Cash provided by investing activities was approximately $133,000 in the first half of fiscal 2003 compared with $91.7 million of cash used in investing activities in the first half of fiscal 2002. The primary reason for the difference is a result of greater acquisition activity in the first six months of fiscal 2002 compared with fiscal 2003.

Net cash provided by financing activities was $55.2 million in the six months ended July 31, 2003 compared with $55.6 million of cash provided by financing activities in the six months ended July 31, 2002. The cash provided by financing activities in the six months ended July 31, 2003 was due primarily to net proceeds of $62.8 million received from the issuance of the Convertible Debentures in the private placement market offset primarily by the repurchase of 600,000 shares of our common stock and the payment of a $5.0 million credit facility assumed in the OCM acquisition. In the six months ended July 31, 2002, net cash provided by financing activities of $55.6 million resulted primarily from the net proceeds from our public offering of common stock in February 2002.

Our liquidity position as of July 31, 2003 consisted of $97.3 million of cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures, for at least the next 24 months, excluding the impact of any potential, as yet unannounced acquisitions. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We have repurchased 600,000 shares for approximately $3.0 million under this plan through July 31, 2003. All 600,000 shares were repurchased during the three months ended April 30, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the first half of fiscal 2003, there were no changes in the Company's policies regarding the use of estimates and other critical accounting policies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, for additional information relating to the Company's use of estimates and other critical accounting policies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure, an Amendment of SFAS No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ended after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended July 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor its progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

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

SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS No. 150 and still existing at the beginning of the interim period of adoption. We will adopt the provisions of SFAS No. 150 effective August 1, 2003. The adoption of SFAS No. 150 is not expected to have an impact on the financial statements as our Series B Convertible Preferred Stock, which is our only applicable financial instrument, is outside the scope of SFAS No. 150.

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

                            RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

Since our inception in January 1996, we have incurred significant net losses. We have reported positive net income for only one full fiscal year (fiscal 2002). Although we expect to generate positive net income in fiscal 2003, there is no assurance that we will do so. As of July 31, 2003, we had an accumulated deficit of approximately $52.7 million.

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

WE ARE A DEFENDANT IN CLASS ACTION SUITS AND DEFENDING THESE LITIGATIONS COULD HURT OUR BUSINESS.

We have been named as a defendant in a securities class action lawsuit relating to the allocation of shares by the underwriters of our initial public offering. We also have been named as a defendant in several purported securities class action lawsuits which actions have been consolidated by the court. The alligations include, without limitation, misrepresentation of our business and financial condition and results of operations during the period March 16, 2001 through January 23, 2003. For more information see Part II, Item 1, Legal Proceedings of this Form 10-Q. Defending against these litigations could result in substantial costs and a diversion of our management's attention and resources, which could hurt our business. In addition, if we lose either or both of these litigations, or settle either or both on adverse terms, or on terms outside of our insurance policy limits, our stock price may be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of July 31, 2003, we held a portfolio of $4.8 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our common stock between May 14, 1999 and December 6, 2000 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") and Section 10(b) of the Securities Exchange Act of 1934 (the "'34 Act") and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, plaintiff filed an amended complaint against us, the individual defendants and the underwriters of our initial public offering. The amended complaint asserts violations of Section 10(b) of the `34 Act and mirrors allegations asserted against scores of other issuers sued by plaintiffs' counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs' counsel, Messrs. Diamond and Johnson have been dismissed from the litigation without prejudice. In accordance with the Court's case management instructions, we joined in a global motion to dismiss the amended complaints, which were filed by the issuers' liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to us, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Accordingly, the remaining claim against us will focus solely on whether the registration statement filed in connection with our initial public offering contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statement therein not misleading. Although we have not retained a damages expert at this time, the dismissal of the Section 10(b) claim likely will reduce the potential damages that plaintiffs can claim. Management believes that the remaining allegations against us are without merit. The Company has retained Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC in connection with this matter. We participated in the Court-ordered mediation with the other issuer defendants, the issuers' insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. To this end, a memorandum of understanding setting forth the proposed terms of a settlement was signed by counsel to several issuers, including our counsel, which is not binding upon us. In a press release dated June 26, 2003, plaintiffs' counsel announced that the memorandum of understanding had been signed, and that the process of obtaining the approval of all parties to the settlement was underway. We are participating in that process. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing.

On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly were filed on behalf of persons who purchased our common stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by us to the market between August 1, 2002 and January 23, 2003. At a conference held on May 30, 2003, the Court consolidated the actions described above. On August 5, 2003, Plaintiffs filed a consolidated class action complaint (the "Consolidated Complaint") naming the same defendants, which supersedes the initial complaint. Relying in part on information allegedly obtained from former employees, the Consolidated Complaint alleges, among other things, misrepresentations of our business and financial condition and the results of operations during the period from March 16, 2001 through January 23, 2003 (the "class period"), which artificially inflated the price of our stock, including without limitation, improper acceleration of revenue, misrepresentation of expense treatment, failure to properly account for and disclose consignment transactions, and improper deferral of the expense recognition. The Consolidated Complaint further alleges that during the class period the individual defendants and the Company sold stock and completed acquisitions using Company stock. The defendants must answer or move to dismiss the Consolidated Complaint by September 26, 2003. We have retained the law firm of Cahill, Gordon & Reindel in connection with this matter. Management believes that the allegations against the Company and Messrs. Diamond, Gradess and Johnson are without merit and intends to vigorously defend the action.


We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) On July 24, 2003 Alloy completed a private offering of $65.0 million aggregate principal amount of its 5.375% Convertible Debentures due August 1, 2023, the ("Debentures") for aggregate net proceeds of approximately $62.4 million (the "Debenture Offering"). The Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually. Lehman Brothers Inc., CIBC World Market Corp., J.P. Morgan Securities Inc., and S.G. Cowen Securities Corporation were the initial purchasers of the Debentures. The Debentures are convertible into shares of Alloy common stock at a price of approximately $8.375 per share, subject to certain adjustments. This transaction was completed without registration in reliance upon section 4(2) of the Securities Act.

(d) The net proceeds of the Debenture Offering will be used for future acquisitions, in both merchandising and sponsorship businesses, and the remaining portion will be used for working capital, capital expenditures and general corporate purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its Annual Meeting of Stockholders on July 24, 2003.

(b) Our stockholders voted in favor of the proposal to re-elect Peter Graham and David Yarnell as directors, with 37,144,916 votes cast for and 1,360,859 votes withheld for each of them. Each of Samuel A. Gradess, Matthew C. Diamond, James K. Johnson, Jr. and Edward A. Monnier is a director whose term as a director continued after the annual meeting.

(c) Our stockholders voted to approve an amendment to our Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (the "Plan") to increase from 8,000,000 shares to 10,000,000 Shares the aggregate number of shares that may be issued from time to time pursuant to the Plan, with 31,861,586 votes cast for, 6,592,712 votes cast against, 21,477 abstentions and broker non-votes and 0 unvoted on the proposal.

(d) Our stockholders voted to ratify and confirm the selection of KPMG LLP as our independent auditors for the fiscal year ending January 31, 2004, with 38,035,222 votes for, 428,480 votes against and 12,073 abstentions and broker non-votes on the proposal.



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

31.1     Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
         - furnished

31.2     Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
         - furnished

32.1 Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished

(b) Reports on Form 8-K.

The following Reports on Form 8-K and Form 8-K/A and were filed during the quarter ended July 31, 2003:

1) Current Report, filed June 5, 2003. Item 9 (Regulation FD Disclosure),
Exhibit 99.1 Press Release (announcing first quarter financial results).

2) Current Report, filed July 15, 2003. Item 5 (Other Items), Item 7 (Exhibits),
Exhibit 99.1 Press Release (announcing proposed $60 million convertible senior debenture offering) and Item 9 (Regulation FD Disclosure), Exhibit 99.2 Press Release (reaffirming second quarter and full year financial guidance).

3) Current Report, filed July 18, 2003. Item 5 (Other Items) and Item 7 (Exhibits), Exhibit 99.1 Press Release (announcing pricing of $65 million convertible senior debenture offering).

4) Current Report, filed July 25, 2003. Item 5 (Other Items) and Item 7 (Exhibits), Exhibit 99.1 Press Release (announcing closing of $65 million convertible senior debenture offering).

5) Current Report, filed July 31, 2003. Item 5 (Other Items) and Item 7 (Exhibits), Exhibit 2.1 Acquisition Agreement by and among Alloy, Inc., Dodger Acquisition Corp. and dELiA*s Corp and Exhibit 99.1 Press Release (announcing definitive agreement to acquire dELiA*s).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALLOY, INC.

Date: September 15, 2003

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

31.1     Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
         - furnished

31.2     Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
         - furnished

32.1 Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished