Form 10-Q
period 2003-10-31
ALLOY  INC
filed 2003-12-22
CIK 1080359

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant (x) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 8, 2003, the registrant had 42,035,841 shares of common stock, $.01 par value per share, outstanding.

                                   ALLOY, INC.

                                    CONTENTS

                                                                       PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets, October 31, 2003 (unaudited)
and January 31, 2003  ...............................................  3

Consolidated Condensed Statements of Operations, Three Months Ended
October 31, 2003 (unaudited) and October 31, 2002 (unaudited) .......  4

Consolidated Condensed Statements of Comprehensive Income (Loss),
Three Months Ended October 31, 2003 (unaudited) and October 31, 2002
(unaudited) .........................................................  5

Consolidated Condensed Statements of Operations, Nine Months Ended
October 31, 2003 (unaudited) and October 31, 2002 (unaudited)........  6

Consolidated Condensed Statements of Comprehensive Income (Loss),
Nine Months Ended October 31, 2003 (unaudited) and October 31, 2002
(unaudited) .........................................................  7

Consolidated Condensed Statements of Cash Flows, Nine Months Ended
October 31, 2003 (unaudited) and October 31, 2002 (unaudited) .......  8

Consolidated Condensed Statement of Changes in Stockholders' Equity, Nine Months Ended October 31, 2003 (unaudited) and
October 31, 2002 (unaudited) ........................................  9

Notes to Consolidated Condensed Financial Statements (unaudited) .... 11

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations ........................................... 24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. 36

Item 4.   Controls and Procedures.................................... 36

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ......................................... 37

Item 2.   Changes in Securities and Use of Proceeds ................. 38

Item 3.   Defaults Upon Senior Securities ........................... 38

Item 4.   Submission of Matters to a Vote of Security Holders ....... 39

Item 5.   Other Information ......................................... 39

Item 6.   Exhibits and Reports on Form 8-K .......................... 39

SIGNATURES .......................................................... 41

EXHIBIT INDEX ....................................................... 42

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   ALLOY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                                     January 31,   October 31,
                                                                                        2003          2003
                                                                                      ---------    ----------
                                                  ASSETS
                                                                                                   (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                             $  35,187    $  24,434
Restricted cash                                                                              --        3,270
Available-for-sale marketable securities                                                 23,169       24,894
Accounts receivable, net                                                                 30,022       33,752
Inventories                                                                              23,466       43,251
Prepaid catalog costs                                                                     2,100        3,927
Other current assets                                                                     10,130        5,513
                                                                                      ---------    ---------

TOTAL CURRENT ASSETS                                                                    124,074      139,041

Property and equipment, net                                                              10,081       31,581
Deferred tax assets                                                                       5,621           --
Goodwill, net                                                                           270,353      324,045
Intangible and other assets, net                                                         24,471       33,118
                                                                                      ---------    ---------

TOTAL ASSETS                                                                          $ 434,600    $ 527,785
                                                                                      =========    =========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $  28,032    $  33,689
Bank loan payable                                                                            --       12,818
Deferred revenues                                                                        15,106       20,958
Accrued expenses and other current liabilities                                           27,679       29,078
                                                                                      ---------    ---------

TOTAL CURRENT LIABILITIES                                                                70,817       96,543

Deferred tax liabilities                                                                  2,698           --
Long-term liabilities                                                                        93        1,988
Senior Convertible Debentures Due 2023                                                       --       69,300

Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable
     on June 19, 2005; 1,613 and 1,340 shares issued and outstanding, respectively       15,550       14,038

STOCKHOLDERS' EQUITY:
Preferred Stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares designated as Series A Redeemable Convertible Preferred Stock and
     3,000 shares designated as Series B Redeemable Convertible Preferred Stock
     authorized; 1,613 and 1,340 shares issued and outstanding as Series B
     Redeemable Convertible Preferred Stock (above), respectively                            --           --

Common Stock; $.01 par value; 200,000,000 shares authorized; 40,082,024
     and 42,025,015 shares issued, respectively                                             401          420
Additional paid-in capital                                                              396,963      409,891
Deferred compensation                                                                        --       (1,771)
Accumulated deficit                                                                     (51,955)     (59,481)
Accumulated other comprehensive income (loss)                                               164          (28)
Less common stock held in treasury, at cost; 8,275 and 608,275 shares, respectively        (131)      (3,115)
                                                                                      ---------    ---------

TOTAL STOCKHOLDERS' EQUITY                                                              345,442      345,916
                                                                                      ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 434,600    $ 527,785
                                                                                      =========    =========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)



                                                            For the three months
                                                               ended October 31,
                                                            2002           2003
                                                        ------------   ------------

NET REVENUES:
   DIRECT MARKETING REVENUES                            $     41,270   $     38,585

   RETAIL REVENUES                                                --          9,973

   SPONSORSHIP AND OTHER REVENUES                             51,956         57,193
                                                        ------------   ------------

                TOTAL NET REVENUES                            93,226        105,751



COST OF REVENUES:

   COST OF GOODS SOLD                                         19,287         25,868

   COST OF SPONSORSHIP AND OTHER REVENUES                     28,400         26,605
                                                        ------------   ------------
                TOTAL COST OF REVENUES                        47,687         52,473



GROSS PROFIT                                                  45,539         53,278
                                                        ------------   ------------

OPERATING EXPENSES:

   Selling and marketing                                      28,055         41,290
   General and administrative                                  4,701          9,859
   Amortization of intangible assets                           1,180          2,083
   Restructuring charge                                           --            351
                                                        ------------   ------------

                TOTAL OPERATING EXPENSES                      33,936         53,583
                                                        ------------   ------------

INCOME (LOSS) FROM OPERATIONS                                 11,603           (305)

INTEREST INCOME                                                  331            215
INTEREST EXPENSE                                                  (1)        (1,185)
                                                        ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                             11,933         (1,275)

PROVISION FOR INCOME TAX EXPENSE                                 336          5,543
                                                        ------------   ------------

NET INCOME (LOSS)                                             11,597         (6,818)
                                                        ============   ============

PREFERRED STOCK DIVIDENDS AND ACCRETION                          605            393
                                                        ------------   ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS   $     10,992   $     (7,211)
                                                        ============   ============


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
COMMON STOCK:

Basic earnings (loss) attributable to common
  stockholders per share                                $       0.28   $      (0.17)
                                                        ============   ============

Diluted earnings (loss) attributable to common
  stockholders per share                                $       0.28   $      (0.17)
                                                        ============   ============

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING          38,856,057     41,405,485
                                                        ============   ============

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING        39,684,118     41,405,485
                                                        ============   ============



The accompanying Notes are an integral part of these financial statements.

                                      ALLOY, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                   For the three months
                                                                     ended October 31,
                                                                  2002                2003
                                                              -----------         -----------

Net income (loss)                                             $    11,597         $    (6,818)
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities            42                 (35)
                                                              -----------         -----------

Comprehensive income (loss)                                   $    11,639         $    (6,853)
                                                              ===========         ===========



The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)




                                                             For the nine months
                                                               ended October 31,
                                                           2002             2003
                                                        ------------   ------------
NET REVENUES:

   DIRECT MARKETING REVENUES                            $    103,866   $     98,584

   RETAIL REVENUES                                                --          9,973

   SPONSORSHIP AND OTHER REVENUES                             91,765        147,140
                                                        ------------   ------------

                 TOTAL NET REVENUES                          195,631        255,697


COST OF REVENUES:

   COST OF GOODS SOLD                                         50,153         60,705

   COST OF SPONSORSHIP AND OTHER REVENUES                     43,257         70,869
                                                        ------------   ------------
                 TOTAL COST OF REVENUES                       93,410        131,574



GROSS PROFIT                                                 102,221        124,123
                                                        ------------   ------------


OPERATING EXPENSES:
     Selling and marketing                                    71,978         98,157
     General and administrative                               12,818         21,374
     Amortization of intangible assets                         2,903          5,763
     Restructuring charges                                        --            730
                                                        ------------   ------------

                 TOTAL OPERATING EXPENSES                     87,699        126,024
                                                        ------------   ------------

INCOME (LOSS) FROM OPERATIONS                                 14,522         (1,901)

INTEREST INCOME                                                1,463            610
INTEREST EXPENSE                                                  (1)        (1,297)
                                                        ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                             15,984         (2,588)

PROVISION FOR INCOME TAX EXPENSE                                 779          4,938

                                                        ------------   ------------
NET INCOME (LOSS)                                             15,205         (7,526)
                                                        ============   ============

PREFERRED STOCK DIVIDENDS AND ACCRETION                        1,642          1,548
                                                        ------------   ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS   $     13,563   $     (9,074)
                                                        ============   ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
COMMON STOCK:

Basic earnings (loss) attributable to common
  stockholders per share                                $       0.36   $      (0.22)
                                                        ============   ============

Diluted earnings (loss) attributable to common
  stockholders per share                                $       0.34   $      (0.22)
                                                        ============   ============

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING          38,005,450     40,904,949
                                                        ============   ============

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING        39,598,541     40,904,949
                                                        ============   ============



The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)



                                                                     For the nine months
                                                                      ended October 31,
                                                                     2002          2003
                                                                 -----------    -----------

Net income (loss)                                                $    15,205    $   (7,526)
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities              179          (192)
                                                                 -----------    -----------

Comprehensive income (loss)                                      $    15,384    $   (7,718)
                                                                 ===========    ===========



The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)



                                                                         For the nine months
                                                                           ended October 31,

                                                                          2002        2003
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $ 15,205   $  (7,526)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                              6,081      10,121
Deferred tax expense                                                          --       5,178
Amortization of debt issuance costs                                           --         145
Compensation charge for restricted stock                                      --         640
Compensation charge for issuance of stock options                             23           9
Changes in operating assets and liabilities - net of effect of business acquisitions:
     Accounts receivable, net                                            (10,961)     (2,616)
     Inventories                                                         (14,716)      1,803
     Prepaid catalog costs                                                (1,621)     (1,413)
     Other current assets                                                   (847)       (141)
     Other assets                                                            149        (640)
     Accounts payable, accrued expenses and other                         10,130     (11,089)
                                                                        --------    --------

Net cash provided by (used in) operating activities                        3,443      (5,529)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                        (75,878)    (41,993)
Proceeds from the sales and maturities of marketable securities           55,975      40,076
Capital expenditures                                                      (3,036)     (3,050)
Sale of capital assets                                                       372          44
Cash paid in connection with acquisitions of businesses,
   net of cash acquired                                                  (77,294)    (65,188)
Purchase of mailing list, domain names and marketing rights               (4,850)        (29)
                                                                        --------    --------

Net cash used in investing activities                                   (104,711)    (70,140)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                    55,012          --
Gross proceeds from issuance of convertible debentures                        --      69,300
Debt issuance costs                                                           --      (2,482)
Exercise of stock options and warrants
   and common stock purchases under the employee stock purchase plan       1,103         596
Repurchase of common stock                                                    --      (2,984)
Payment of credit facility                                                    --      (5,000)
Net borrowings under line of credit agreements                                --       5,908
Payment of bank-loan                                                          --         (50)
Payments of capitalized lease obligations                                   (282)       (372)
                                                                        --------    --------

Net cash provided by financing activities                                 55,833      64,916
                                                                        --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (45,435)    (10,753)


CASH AND CASH EQUIVALENTS, beginning of period                            61,618      35,187
                                                                        --------    --------

CASH AND CASH EQUIVALENTS, end of period                                $ 16,183    $ 24,434
                                                                        ========    ========

Supplemental disclosure of non-cash investing and financing activity:

Issuance of common stock and warrants in connection
   with acquisitions                                                    $  5,469    $  8,317
Conversion of Series B Redeemable Convertible Preferred
   Stock into common stock                                              $  1,596    $  3,060



The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (unaudited)


                                                                   For the nine months ended October 31, 2003

                                                                                              Accumulated
                                                                                                 Other
                                        Common Stock   Additional                            Comprehensive  Treasury Stock
                                     ----------------   Paid-in   Accumulated    Deferred       Income      ---------------
                                      Shares   Amount   Capital     Deficit    Compensation     (Loss)      Shares   Amount   Total
                                     --------  ------  ---------  -----------  ------------  -----------  -------  ------  --------
Balance, February 1, 2003          40,082,024  $  401  $ 396,963  $   (51,955)           --  $      164    (8,275) $ (131) $345,442

Issuance of common stock
for acquisitions
of businesses                       1,545,947      15      8,302           --            --          --         --      --    8,317


Repurchase of common stock                 --      --         --           --            --          --   (600,000) (2,984)  (2,984)


Cancellation of accrued
issuance costs in connection
with public and private stock
offerings                                  --      --        102           --            --          --         --      --      102

Issuance of common stock pursuant
to the exercise of options and
common stock purchases under the
employee stock purchase plan          135,539       1        595           --            --          --         --      --      596


Issuance of common stock for
conversion of Series B
Convertible Preferred Stock           261,505       3      3,057           --            --          --         --      --    3,060


Net loss                                   --      --         --       (7,526)           --          --         --      --   (7,526)


Issuance of restricted stock               --      --      2,385           --        (2,385)         --         --      --       --

Amortization of restricted stock           --      --         --           --           640          --         --      --      640

Issuance of stock options to employees     --      --         35           --           (35)         --         --      --       --

Amortization of deferred
compensation                               --      --         --           --             9          --         --      --        9

Accretion of discount and
dividends on Series B
Convertible Preferred Stock                --      --     (1,548)          --            --          --         --      --   (1,548)

Unrealized loss on available-
for-sale marketable securities             --      --         --           --            --        (192)        --      --     (192)

                                     --------  ------  ---------  -----------  ------------  -----------  -------- -------  --------
Balance, October 31, 2003          42,025,015  $  420  $ 409,891  $   (59,481) $     (1,771) $      (28)  (608,275)$(3,115) $345,916
                                     ========  ======  =========  ===========  ============  ===========  ======== =======  ========



The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (unaudited)


                                      For  the  nine  months  ended  October  31,  2002

                                                                                          Accumulated
                                                                                             Other
                                  Common  Stock     Additional                           Comprehensive  Treasury  Shares
                               ------------------   Paid-in   Accumulated    Deferred       Income      ---------------
                                Shares     Amount   Capital     Deficit    Compensation     (Loss)      Shares   Amount   Total
                               ----------  ------  ---------  -----------  ------------  -------------  -------  ------  --------
Balance, February 1, 2002      34,916,877   $349    $324,719    $(75,250)         $(31)          $(53)       --   $   --  $249,734

Issuance of common stock
and warrants for acquisitions
of businesses                     318,653      3       5,466           --            --             --       --      --     5,469

Shares returned from escrow            --     --          --           --            --             --    (8,275)  (131)    (131)

Amortization of deferred
compensation                           --     --          --           --            23             --       --      --        23

Issuance of common stock
in connection with public
offering, net of issuance costs 4,000,000     40      56,607           --            --             --       --      --    56,647

Issuance of common stock
for conversion of Series B
Redeemable Convertible
Preferred Stock                   136,469      2       1,594           --            --             --       --     --      1,596

Issuance of common stock
pursuant to the exercise of
options and warrants and
common stock purchases
under the employee
stock purchase plan               121,835      1       1,102           --            --             --       --      --     1,103

Net income                             --     --          --       15,205            --             --       --      --    15,205

Accretion of discount and
dividends on Series B
Convertible Preferred Stock            --     --      (1,642)          --            --             --       --      --    (1,642)

Unrealized gain on available-
for-sale marketable securities          --     --         --           --            --            179       --      --       179
                               ----------  ------  ---------  -----------  ------------  -------------  -------  ------  --------
Balance, October 31, 2002      39,493,834  $ 395    $387,846  $   (60,045) $         (8) $         126   (8,275) $ (131) $328,183
                               ==========  ======  =========  ===========  ============  =============  =======  ======  ========

The accompanying Notes are an integral part of these financial statements.

                                   ALLOY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BUSINESS AND FINANCIAL STATEMENT PRESENTATION


Alloy, Inc. ("Alloy" or the "Company") is a media, marketing services, direct marketing and retail company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Alloy's business integrates direct mail catalogs, retail stores, print media, display media boards, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. Alloy reaches a significant portion of Generation Y consumers through its various media assets, marketing services programs, direct marketing activities and retail stores and, as a result, Alloy is able to offer advertisers targeted access to the youth market.



Alloy generates revenue from three principal sources - direct marketing, retail stores, and sponsorship and other activities. Effective September 2003, Alloy changed the name of its catalog and online commerce business to the direct marketing segment from the merchandise segment. Through its catalogs and merchandise related websites, Alloy sells third-party branded products in key Generation Y spending categories, including apparel, action sports equipment and accessories directly to the youth market. In September 2003, Alloy, through Dodger Acquisition Corp., an indirect, wholly-owned subsidiary of Alloy, acquired dELiA*s Corp. ("dELiA*s"), a multi-channel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. As a result, the direct marketing segment also includes merchandise revenues from the dELiA*s catalog and www.dELiAs.com. The retail stores segment consists of the revenue generated from the operation of 63 dELiA*s retail stores. Alloy generates sponsorship and advertising revenues largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y consumers. Advertisers can reach Generation Y consumers through integrated marketing programs that include Alloy's catalogs, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that Alloy provides.

dELiA*s reaches its customers through the dELiA*s catalog, www.dELiAs.com and 63 dELiA*s retail stores. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" Alloy has included in its results of operations for the three-month and nine-month periods ended October 31, 2003, the results of dELiA*s since September 4, 2003, the date of acquisition.


The accompanying unaudited interim consolidated condensed financial statements have been prepared by Alloy. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income/losses and cash flows at October 31, 2003 and for all periods presented have been made. The results of operations for the periods ended October 31, 2002 and 2003 are not necessarily indicative of the operating results for a full fiscal year. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles ("GAAP") and normally included in the financial statements have been condensed or omitted.

It is suggested that these financial statements and accompanying notes (the "Notes") be read in conjunction with:

         o Consolidated financial statements and accompanying notes related to Alloy's fiscal year ended January 31, 2003 ("fiscal 2002") included in Alloy's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 which was filed with the Securities and Exchange Commission ("SEC") on May 1, 2003 and amended on May 16, 2003;

         o Consolidated financial statements and accompanying notes included in dELiA*s Annual Report on Form 10K for the fiscal year ended February 1, 2003 which was filed with the SEC on May 16, 2003 and amended on May 30, 2003; and

         o Unaudited consolidated financial statements and accompanying notes of dELiA*s for the period ended August 2, 2003, included in Alloy's Current Report on Form 8-K/A, dated November 18, 2003.

2.  STOCK-BASED EMPLOYEE COMPENSATION COST

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123" ("Statement No. 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," ("Statement No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards.

Under Statement No. 123, the Company accounts for its stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense for stock options issued to employees would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net income and earnings per share as required by Statement No. 148 recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

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




                                                                          Three months                 Nine months
                                                                        ended October 31,           ended October 31,
                                                                       -------------------         -------------------
                                                                         2002       2003             2002       2003
                                                                       --------   --------         --------   --------
                                                                      (unaudited)(unaudited)      (unaudited)(unaudited)
Net income (loss) attributable to common stockholders:
         As reported                                                   $ 10,992   $ (7,211)      $ 13,563    $ (9,074)

         Add:  Total stock-based employee compensation costs
                    included in reported net income, net of taxes             8       358                23       649

         Less: Total stock-based employee compensation costs
                    determined under fair value based method for
                    all awards, net of taxes                             (4,263)    (3,151)         (12,071)   (10,023)
                                                                       --------   --------         --------   --------
         Pro forma                                                     $  6,737   $(10,004)        $  1,515   $(18,448)
                                                                       ========   ========         ========   ========

Basic earnings (loss) attributable to common stockholders per share:
         As reported                                                   $   0.28   $ (0.17)         $   0.36   $ (0.22)
         Pro forma                                                     $   0.17   $ (0.24)         $   0.04   $ (0.45)

Diluted earnings (loss) attributable to common stockholders per share:
         As reported                                                   $   0.28   $ (0.17)         $   0.34   $ (0.22)
         Pro forma                                                     $   0.17   $ (0.24)         $   0.04   $ (0.45)


3. RESTRICTED CASH

Restricted cash represents the cash that backs our line of credit. Restricted cash classified in Current Assets on the Consolidated Condensed Balance Sheets totaled approximately $3.3 million as of October 31, 2003. Restricted cash primarily represents collateral for standby letters of credit issued in connection with the Company's merchandise sourcing activities. The restriction will be removed after the letters of credit expire or are cancelled.


4. UNBILLED ACCOUNTS RECEIVABLE

At January 31, 2003 and October 31, 2003, accounts receivable included approximately $4.0 million and $8.8 million, respectively, of unbilled receivables, which are a normal part of the Company's sponsorship business, as some receivables are normally invoiced in the month following the completion of the earnings process.




5. NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of net earnings (loss) per share. Alloy has applied the provisions of SFAS No. 128, "Earnings Per Share," in the calculations below. Amounts in thousands, except share and per share data:


                                                                              Three months                     Nine months
                                                                             ended October 31,               ended October 31,
                                                                           2002          2003              2002          2003
                                                                       ------------  ------------      ------------  ------------
                                                                        (unaudited)   (unaudited)      (unaudited)    (unaudited)
Numerator:
Net income (loss)                                                      $     11,597  $     (6,818)     $     15,205  $    (7,526)
Dividend and accretion on preferred stock                                       605           393             1,642        1,548
                                                                       ------------  ------------      ------------  ------------
Net income (loss) attributable to common stockholders                  $     10,992  $     (7,211)     $     13,563  $    (9,074)
                                                                       ============  ============      ============  ============

Denominator:
Weighted average basic common shares outstanding                         38,856,057    41,405,485        38,005,450    40,904,949
                                                                       ============  ============      ============  ============

Contingently issuable common stock pursuant to acquisitions                 577,771           --            892,441           --
Options to purchase common stock                                            250,290           --            700,650           --
                                                                       ------------  ------------      ------------  ------------

Weighted average diluted common shares outstanding                       39,684,118    41,405,485        39,598,541    40,904,949
                                                                       ============  ============      ============  ============

Basic earnings (loss) attributable to common stockholders per share    $       0.28  $      (0.17)     $       0.36  $     (0.22)
                                                                       ============  ============      ============  ============

Diluted earnings (loss) attributable to common stockholders per share  $       0.28  $      (0.17)     $       0.34  $     (0.22)
                                                                       ============  ============      ============  ============



The calculation of fully diluted earnings (loss) per share for the three months and nine months ended October 31, 2002 and 2003 excludes the securities listed below because to include them in the calculation would be antidilutive:







                                                          Three months                           Nine months
                                                         ended October 31,                     ended October 31,
                                                        2002         2003                     2002         2003
                                                    ------------  ------------           ------------  ------------
                                                     (unaudited)   (unaudited)            (unaudited)   (unaudited)
Options to purchase common stock                       6,317,783     7,513,650              5,581,431      7,206,707
Warrants to purchase common stock                      1,803,540     1,881,486              1,761,458      1,858,837
Conversion of Series A and Series B
  Convertible Preferred Stock                          1,503,936     1,321,346              1,544,949      1,389,868
Conversion of 5.375% Convertible Debentures                   --     8,274,628                     --      8,017,912
Restricted stock                                              --       300,000                     --        300,000
                                                    ------------  ------------            ------------  ------------
                                                       9,625,259    19,291,110              8,887,838     18,773,324
                                                    ============  ============            ============  ============

6. GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives that were acquired after June 30, 2001, are no longer amortized but instead evaluated for impairment at least annually. With respect to goodwill and intangibles with indefinite lives that were acquired prior to July 1, 2001, Alloy adopted the nonamortization provisions of SFAS No. 142 as of February 1, 2002. Alloy completed the required impairment testing of goodwill and other intangibles with indefinite lives for fiscal 2002 and concluded that there was no impairment of such assets as the fair values of its reporting units exceeded the carrying values of its reporting units. Additionally, the Company will perform its annual impairment testing for its reporting units during the fourth quarter of fiscal 2003.



The acquired intangible assets as of January 31, 2003 and October 31, 2003 were as follows (amounts in thousands):




                                            January 31, 2003                 October 31, 2003
                                                                                (unaudited)
                                    ------------     ------------    ------------       ------------
                                    Gross                            Gross
                                    Carrying         Accumulated     Carrying           Accumulated
                                    Amount           Amortization    Amount             Amortization
                                    ------------     ------------    ------------       ------------


Amortized intangible
assets:

Mailing Lists                       $      4,553     $      1,314    $      5,082       $      2,149

Noncompete Agreements                      3,695            1,074           5,381              2,118

Marketing Rights                           5,650            3,052           5,650              5,021

Websites                                     841              331           2,641                725

Client Relationships                       4,000              378           6,900              1,899
                                    ------------     ------------    ------------       ------------
                                    $     18,739     $      6,149    $     25,654       $     11,912
                                    ============     ============    ============       ============

Nonamortized intangible
assets:

Trademarks                          $      9,625               --    $     13,435                 --
                                    ============     ============    ============       ============





The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for the fiscal year ending January 31, 2004 is $1.7 million, and for each of the next four fiscal years through the fiscal year ending January 31, 2008 is $5.7 million, $3.4 million, $1.1 million and $551,000, respectively.

Alloy is continuing the review and determination of the fair value of certain assets acquired and liabilities assumed for acquisitions completed during the last three months of fiscal 2002 and the first nine months of fiscal 2003. The Company has engaged a valuation expert to assist it in this evaluation. A final report is expected during the fourth quarter of fiscal 2003. Accordingly, the allocations of the purchase price are subject to revision based on the final determination of appraised and other fair values.



GOODWILL

The changes in the carrying amount of goodwill for the nine months ended October 31, 2003 are as follows (amounts in thousands):

Gross balance as of January 31, 2003                        $ 296,999

Accumulated goodwill amortization as of January 31, 2003      (26,646)
                                                            ---------
Net balance as of January 31, 2003                            270,353

Goodwill adjustments during the year                           53,692
                                                            ---------
Net balance as of October 31, 2003                          $ 324,045
                                                            =========


The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the final determination of appraised and other fair values. Goodwill adjustments during the first nine months of fiscal 2003 primarily relate to an approximate $36.3 million increase in goodwill for the acquisition of dELiA*s in September 2003, and an approximate $16.3 million increase in goodwill for the acquisition of substantially all of the assets of OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc. (collectively, "OCM")in May 2003. Other goodwill adjustments during the first nine months of fiscal 2003 relate to an approximate $1.3 million of re-allocations of net excess purchase price to identified specific intangible assets acquired in connection with the Career Recruitment Media and YouthStream Media Networks fiscal 2002 acquisitions. Additional increases in goodwill include changes to acquisition costs of approximately $571,000, adjustments to the fair value of the assets acquired and liabilities assumed of approximately $735,000 and additional consideration for earnouts of approximately $1.1 million.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement No. 148 as an amendment to Statement No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with Statement No. 123). The Company has applied the accounting provisions of APB No. 25, and has made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required by Statement No. 123 and permitted under Statement No. 148. Statement No. 148 also requires pro forma disclosure to be provided on a quarterly basis. The Company has included the quarterly disclosure for the third quarter of the fiscal year ending January 31, 2004 ("fiscal 2003") in Note 2. The Financial Accounting Standards Board recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. The Company will continue to monitor progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement No. 150"). Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), whereby many of those instruments were previously classified as equity. Statement No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003 otherwise it became effective at the beginning of the first interim period beginning after June 15, 2003.

Statement No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of Statement No. 150 and still existing at the beginning of the interim period of adoption. The Company adopted the provisions of Statement No. 150 effective August 1, 2003. The adoption of Statement No. 150 did not have an impact on the financial statements as the Company's Series B Convertible Preferred Stock, which is the only applicable financial instrument of the Company, is outside the scope of Statement No. 150.

In January 2003, the SEC issued a new disclosure regulation, "Conditions for Use of Non-GAAP Financial Measures" (Regulation G), which is effective for all public disclosures and filings made after March 28, 2003. Regulation G requires public companies that disclose or release information containing financial measures that are not in accordance with GAAP to include in the disclosure or release a presentation of the most directly comparable GAAP financial measure and a reconciliation of the disclosed non-GAAP financial measure to the most directly comparable GAAP financial measure. The Company became subject to Regulation G in fiscal 2003 and believes that it is in compliance in all material respects with the new disclosure requirements.

8.  SEGMENT REPORTING


Alloy has three operating segments: direct marketing, retail stores, and sponsorship and other. Effective September 2003, Alloy changed the name of its catalog and online commerce business to the direct marketing segment from the merchandise segment. The Company changed the composition of its reportable segments in 2002 and as such, prior period information has been reclassified to conform to the new presentation. Alloy's management reviews financial information related to these operating segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy's operating segments were as follows (amounts in thousands):





                                                    Three months                                 Nine months
                                                  ended October 31,                           ended October 31,
                                               2002              2003                      2002              2003
                                            ---------         ---------                 ---------         ---------
Net Revenues:
Direct marketing                            $  41,270         $  38,585                 $ 103,866         $  98,584
Retail stores                                      --             9,973                        --             9,973
Sponsorship and other                          51,956            57,193                    91,765           147,140
                                            ---------         ---------                 ---------         ---------
    Total Net Revenues                      $  93,226         $ 105,751                 $ 195,631         $ 255,697
                                            =========         =========                 =========         =========




                                                    Three months                                 Nine months
                                                  ended October 31,                           ended October 31,
                                               2002              2003                      2002              2003
                                            ---------         ---------                 ---------         ---------

Operating Income (Loss):
Direct marketing                            $   2,242         $  (2,180)                $   1,514         $  (5,683)
Retail stores                                      --            (1,650)                       --            (1,650)
Sponsorship and other                          12,235            11,348                    22,425            23,803
Corporate                                      (2,874)           (7,823)                   (9,417)          (18,371)
                                            ---------         ---------                 ---------         ---------
    Total Operating Income (Loss)              11,603              (305)                   14,522            (1,901)
Interest income (expense)
   and other income net                           330              (970)                    1,462              (687)
                                            ---------         ---------                 ---------         ---------
Income (loss) before income taxes           $  11,933         $  (1,275)                $  15,984         $  (2,588)
                                            =========         =========                 =========         =========

Included in operating income (loss) in the three months and nine months ended October 31, 2003 are expenses of $351,000 and $730,000, respectively, in the direct marketing segment due to restructuring charges representing future contractual lease payments, exit costs, severance and personnel costs, and the write-off of related leasehold improvements relating to the closing of the Company's GFLA facility and exiting from the New Roads fulfillment facilities. In conjunction with the GFLA facility closure, the Company also wrote off approximately $150,000 of inventory during the first quarter of fiscal 2003. This charge is included in cost of goods sold as part of the direct marketing segment for the nine-months ended October 31, 2003.

Cost of goods sold for the three-months and nine-months ended October 31, 2003 included costs related to sponsorship and other revenues of $2.4 million and $6.8 million, respectively. Costs of goods sold for the three-months and nine-months ended October 31, 2002, had no costs related to sponsorship and other revenues.





                                                   Three months                                  Nine months
                                                 ended October 31,                             ended October 31,
                                               2002              2003                      2002              2003
                                            ---------         ---------                 ---------         ---------
Depreciation and Amortization:
Direct marketing                            $     759         $     931                 $   2,311         $   2,436
Retail stores                                      --               615                        --               615
Sponsorship and other                           1,517             2,202                     3,423             6,248
Corporate                                         130               443                       347               822
                                            ---------         ---------                 ---------         ---------
    Total Depreciation and
    Amortization                            $   2,406         $   4,191                 $   6,081         $  10,121
                                            =========         =========                 =========         =========



                                                  Three months                                   Nine months
                                                 ended October 31,                             ended October 31,
                                               2002              2003                      2002              2003
                                            ---------         ---------                 ---------         ---------
Capital Expenditures:
Direct marketing                            $      45         $      77                 $     144         $     869
Retail stores                                      --                34                        --                34
Sponsorship and other                             182               468                     1,801               874
Corporate                                         845               359                     1,091             1,273
                                            ---------         ---------                 ---------         ---------
    Total Capital Expenditures              $   1,072         $     938                 $   3,036         $   3,050
                                            =========         =========                 =========         =========




                                            January 31, 2003   October 31, 2003
                                            ----------------   ----------------
Long-Lived Assets:
Direct marketing                            $         89,104   $         92,451
Retail stores                                           --               15,343
Sponsorship and other                                211,212            230,182
Corporate                                             17,213              9,639
dELiA*s acquired intangible assets,
net of amortization (a)                                                   4,800
Goodwill related to the
dELiA*s acquisition (b)                                   --             36,330
                                            ----------------   ----------------
    Total Long-Lived Assets                 $        317,529   $        388,745
                                            ================   ================


The carrying amount of goodwill by reportable segment as of October 31, 2003 and January 31, 2003 was as follows (amounts in thousands):



                                     January 31, 2003         October 31, 2003
                                    -----------------         ----------------
Direct marketing                    $          78,751         $         78,451
Retail stores                                      --                       --
Sponsorship and other                         191,602                  209,264
dELiA*s (b)                                        --                   36,330
                                    -----------------         ----------------
Total                               $         270,353         $        324,045
                                    =================         ================


(a) The preliminary estimate of the fair value of the acquired intangible assets resulting from the dELiA*s acquisition totaled $4.9 million. For the three months and nine months ended October 31, 2003, approximately $100,000 of amortization was recorded related to the amortizable acquired intangible assets. The preliminary estimate of the fair value of these acquired intangible assets will be allocated accordingly between the retail and direct marketing segments during the fourth quarter of fiscal 2003 upon completion of the valuation analysis.

(b) The preliminary estimate of goodwill resulting from the dELiA*s acquisition totaled $36.3 million. This goodwill will be allocated accordingly between the retail and direct marketing segments during the fourth quarter of fiscal 2003 upon completion of the valuation analysis.

9. RESTRUCTURING CHARGES

During fiscal 2002, the Company made the strategic decision to outsource substantially all of its fulfillment activities for its CCS unit to New Roads, Inc. ("New Roads"). During the fourth quarter of fiscal 2002, the Company determined that it would not be able to exit or sublease its existing fulfillment facilities. In accordance with Emerging Issues Task Force Issue No. 94-3 and SAB No. 100, the Company recognized a restructuring charge of $2.6 million in the fourth quarter of fiscal 2002 in its direct marketing segment, representing the future contractual lease payments and the write-off of related leasehold improvements. The Company did not incur any significant personnel termination obligations as a result of the facility closure.

During the first quarter of fiscal 2003, the Company made the strategic decision to outsource substantially all of its fulfillment activities for its GFLA unit to New Roads. The Company determined that it would not be able to sublease its existing fulfillment facilities due to real estate market conditions. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"("Statement No. 146") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"), the Company recognized a charge of approximately $380,000 in the first quarter of 2003 in its direct marketing segment, representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. The Company incurred severance and personnel costs of $44,000 as a result of this facility closure.


During the third quarter of fiscal 2003, the Company made the strategic decision to transfer substantially all of its fulfillment activities for its Alloy, CCS, GFLA and Old Glory units to its recently acquired distribution center in Hanover, Pennsylvania. The Company notified New Roads that it would be exiting the New Roads' facilities during the first half of fiscal 2004 and as a result the Company is required to pay New Roads an exit fee. In accordance with Statement No. 146, the Company recognized a charge of approximately $351,000 in the third quarter of 2003 in its direct marketing segment, representing future contractual exit payments. The Company does not expect to incur any significant personnel termination obligations as a result of exiting the New Roads contract.


The following tables summarize the Company's restructuring activities (in thousands):




                                                     Asset             Contractual      Severance &
Type of cost                                         Impairments       Obligations      Personnel Costs        Total
-----------------------------                        -----------       ------------     ----------------      -------

Restructuring Costs Fiscal 2002                      $       820       $      1,751     $             --     $  2,571


Payments and Write-offs Fiscal 2002                         (820)              (155)                  --         (975)
                                                     -----------       ------------     ----------------      -------

Balance at January 31, 2003                                   --              1,596                   --        1,596
                                                     ===========       ============     ================      =======

Restructuring Costs Fiscal 2003                               31                655                   44          730


Payments and Write-offs Fiscal 2003                          (31)              (678)                 (44)        (753)
                                                     -----------       ------------     ----------------      -------

Balance at October 31, 2003                          $        --         $    1,573       $          --       $ 1,573
                                                     ===========       ============     ================      =======






A summary of the Company's restructuring liability under contractual obligations related to real estate lease and exit costs, by location, as of January 31, 2003 and October 31, 2003 is as follows (in thousands):


                                                     January 31,    October 31,
                                                        2003           2003
                                                     ----------     ----------
CCS facility, San Luis Obispo, California            $    1,596     $    1,222
NCC facility, Martinsville, Virginia and
   Portland, Tennessee                                       --            351
                                                     ----------     ----------

Total Lease and Exit Cost Liability                  $    1,596     $    1,573
                                                     ==========     ==========



The Company anticipates that the remaining restructuring accruals will be settled by January 31, 2006. As of October 31, 2003, the restructuring accruals are classified as a current liability and a long-term liability of $981,000 and $592,000, respectively.



10. COMMON STOCK

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan through October 31, 2003. All 600,000 shares were repurchased during the first quarter of fiscal 2003.

11. STOCKHOLDER RIGHTS PLAN

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


12.  RESTRICTED STOCK PLAN

In May 2003, the Company issued 300,000 shares of Common Stock as restricted stock under the Company's Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (the "1997 Plan"). The shares issued pursuant to the 1997 Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the 300,000 shares pursuant to the 1997 Plan, a deferred compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders' equity and is being amortized over the approximate twenty-month vesting period. The compensation expense amortized with respect to the restricted shares during the three months and nine months ended October 31, 2003 was approximately $349,000 and $640,000, respectively.


13.  RECENT ACQUISITIONS

OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc.

In May 2003, Alloy acquired substantially all of the assets and liabilities of OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc., wholly owned subsidiaries of Student Advantage, Inc., which companies were in the business of direct marketing to college students and their parents a variety of college or university endorsed products. Alloy has consolidated this business under its wholly owned subsidiary, On Campus Marketing, LLC. Alloy paid approximately $15.65 million in cash and assumed a $5.0 million credit facility to complete the acquisition. As of October 31, 2003, the total cash paid including acquisition costs, net of cash acquired, approximated $15.4 million. The total cost of this acquisition, net of cash acquired and including acquisition costs, is estimated to be $15.5 million. In addition, Alloy paid off the $5.0 million credit facility during the second quarter. Alloy has recorded approximately $16.3 million of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy has identified specific intangible assets consisting of $900,000 representing trademarks, $2.0 million representing customer relationships, $811,000 representing non-competition agreements and $425,000 representing the website.

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

dELiA*s

In September 2003, Alloy, through Dodger Acquisition Corp., an indirect, wholly-owned subsidiary of Alloy, acquired 100% voting interest of dELiA*s Corp., a multi-channel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. The Company reaches its customers through the dELiA*s catalog, www.dELiAs.com and 63 dELiA*s retail stores. Through the acquisition of dELiA*s, Alloy seeks to generate financial savings by consolidating operations and eliminating duplicate functions, improve catalog circulation productivity by combining name databases and establish a retail store presence that may be expanded over time. Alloy paid approximately $50.1 million to complete the acquisition. As of October 31, 2003, the total cash paid including acquisition costs, net of cash acquired, approximated $45.9 million. The total cost of this acquisition, net of cash acquired and including acquisition costs, is estimated to be $47.0 million. Estimated acquisition cost is expected to consist of professional fees of approximately $2.8 million and other costs of approximately $600,000.


The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from dELiA*s are recorded at the date of acquisition, at their respective fair values. Financial statements and reported results of operations of Alloy issued after completion of the acquisition will reflect these values, but will not be restated retroactively to reflect the historical financial position or results of operations of dELiA*s.


The following is an estimate of the purchase price for dELiA*s as of September 4, 2003 (in thousands):




Consideration                                                $  50,072
Estimated direct transaction costs                               3,410
                                                              --------
Total purchase price                                         $  53,482

The above purchase price has been preliminarily allocated based on an estimate of the fair value of assets acquired and liabilities assumed. The final valuation of net liabilities is expected to be completed during the fourth quarter of fiscal 2003. To the extent that the estimates need to be adjusted, Alloy will do so.


Estimated book value of net liabilities acquired             $    (764)

Adjusted for write-off of intangible assets                         20
                                                                 -----
Adjusted estimated book value of net liabilities acquired         (784)

Remaining preliminary allocation:
Record amortizable intangible assets: (a)
        Websites                                                 1,300
        Mailing Lists                                              500
        Noncompete Agreements                                      400
Record intangible assets with indefinite lives: (b)
        Trademarks                                               2,700
Goodwill (b), (c)                                               36,330
Restructuring costs   (d)                                       (6,523)
Reduction of deferred revenues related to a
  licensing agreement that has no future legal
  performance obligation                                        16,500
Increase in legal costs                                           (114)
Reduction of deferred rent in conjunction with the
  preliminary fair valuation of leases                           3,173
                                                              --------
Total preliminary estimated purchase price allocation        $  53,482

(a) Adjustments to reflect the preliminary estimate of the fair value of amortizable intangible assets and the resulting increase in amortization expense, as follows (in thousands):




                        Preliminary         Useful Life
                         Fair Value           (Years)
                        ----------          ----------

Websites                $    1,300                 3
Mailing Lists                  500                 7
Noncompete
 Agreements                    400               2-5
                        ----------
                        $    2,200




 (b) Adjustments to reflect the preliminary estimate of the fair value of goodwill and intangible assets with indefinite lives, as follows (in thousands):



                       Preliminary
                        Fair Value
                       ----------
Trademarks             $    2,700
Goodwill                   36,330
                       ----------
                       $   39,030



(c) In accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets," the goodwill and the acquired indefinite-lived intangibles associated with the acquisition will not be amortized. Goodwill resulting from this acquisition will be allocated between the retail and direct marketing segments during the fourth quarter of fiscal 2003 upon completion of the valuation analysis.

(d) As of the completion of the acquisition, Alloy management began to assess and formulate a plan to exit certain activities of dELiA*s. The plan, as initially adopted, specifically identifies significant actions to be taken to complete the plan and activities of dELiA*s that will not be continued, including the method of disposition and location of those activities. At the completion of the acquisition, Alloy was contractually obligated to pay certain termination costs to three executives of dELiA*s. Management has estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million, of which approximately $1.3 million has been paid. The remaining costs have resulted in an increase to short-term and long-term liabilities which is estimated to be approximately $100,000 and $1.3 million, respectively. In addition, management has preliminarily estimated $3.8 million of store exit and lease costs and severance related to the shutdown of seventeen dELiA*s retail stores. These expenses are accrued as current liabilities as of October 31, 2003. No other restructuring or exit costs have been accrued as management is still in the process of finalizing its restructuring plan for other dELiA*s activities. Additional liabilities likely will be recorded upon adoption of the final plan. Management is expected to complete its assessment and adopt the final plan during the fourth quarter of fiscal 2003.



The results of dELiA*s operations have been included in Alloy's financial statements since September 4, 2003, the date of the acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy's management based on available information and on assumptions as to future operations. For this acquisition, Alloy is completing the review and determination of the fair values of the assets acquired and liabilities assumed. Accordingly, the allocations of the purchase price are subject to revision based on the final determination of appraised and other fair values.



Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of Alloy and dELiA*s as if the acquisition had occurred as of the beginning of the periods presented.

The results for the three-month period ended October 31, 2003 combine the results of Alloy for the three-month period ended October 31, 2003 and the results of dELiA*s for the period of August 2, 2003 to September 3, 2003 and for the period September 4, 2003 to October 31, 2003. The results for the nine-month period ended October 31, 2003 combine the results of Alloy for the nine-month period ended October 31, 2003 and the results of dELiA*s for the seven-month period February 2, 2003 to September 3, 2003 and for the period September 4, 2003 to October 31, 2003. The results for the three-month period ended October 31, 2002 combine the results of Alloy for the three-month period ended October 31, 2002 and the results of dELiA*s for the three-month period ended November 2, 2002. The results for the nine-month period ended October 31, 2002 combine the results of Alloy for the nine-month period ended October 31, 2002 and the results of dELiA*s for the nine-month period ended November 2, 2002.


The following unaudited pro forma financial information presents the combined results of operations of Alloy and dELiA*s as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had we completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.


                                                                                Three months                Nine months
                                                                               ended October 31,           ended October 31,
                                                                             2002          2003          2002          2003
                                                                           ---------     ---------     ---------     ---------
Net revenue                                                               $ 126,130     $  116,958    $  283,459    $ 323,209
Net income (loss) before extraordinary item and cumulative effect
of change in accounting principle                                               138        (13,126)       (9,131)     (32,962)

Net income (loss)                                                               138        (13,126)        6,252      (32,962)
Preferred stock dividend and accretion                                          605            393         1,642        1,548
Net (loss) income available to common stockholders                        $    (467)    $  (13,519)   $    4,610    $ (34,510)

Net income (loss) before extraordinary item and cumulative effect of change in accounting principle per share:
          Basic                                                           $    0.00     $    (0.32)   $   (0.23)    $   (0.81)
          Diluted                                                         $    0.00     $    (0.32)   $   (0.23)    $   (0.81)

Net (loss) income available to common stockholders per share:
         Basic                                                            $   (0.01)    $    (0.33)   $    0.13     $   (0.84)
         Diluted                                                          $   (0.01)    $    (0.33)   $    0.12     $   (0.84)


The unaudited pro forma financial information above reflects the following pro forma adjustments:

1. Elimination of historical amortization expense recorded by legacy dELiA*s related to definite-lived intangible assets.

     2. Recording of:


                o amortization expense related to the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives which range from 2 to 7 years, of approximately $50,000 and $349,000 in the third quarter and first nine months of 2003, respectively and $150,000 and $449,000 in the third quarter and first nine months of 2002, respectively;


                o the adjustment to increase interest expense from borrowings to finance the dELiA*s acquisition by $240,000 and $1.7 million in the third quarter and first nine months of 2003, respectively and $719,000 and $2.2 million in the third quarter and first nine months of 2002, respectively;


                o the adjustment to decrease deferred rent expense by $27,000 and $266,000 in the third quarter and first nine months of 2003, respectively and $92,000 and $226,000 in the third quarter and first nine months of 2002, respectively.


14.  ISSUANCE OF CONVERTIBLE DEBT

On July 23, 2003, Alloy issued and sold $65.0 million aggregate principal amount of its Convertible Senior Debentures (the "Debentures") due August 1, 2023 in the 144A private placement market. Lehman Brothers, Inc., CIBC World Markets Corp., J.P. Morgan Securities Inc., and S.G. Cowen Securities Corporation were the initial purchasers (the "Initial Purchasers") of the Debentures. The Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually. The Debentures are convertible at any time prior to maturity, unless previously redeemed, at the option of the holders into shares of Alloy's common stock at a conversion price of approximately $8.375 per share, subject to certain adjustments and conditions. The Debentures are Alloy's general unsecured obligations and will be equal in right of payment to its existing and future senior unsecured indebtedness; and are senior in right of payment to all of its future subordinated debt. Alloy may not redeem the Debentures until August 1, 2008. The holders of the debentures may put the Debentures back to Alloy at par plus accrued but unpaid interest on each of August 1, 2008, 2013 and 2018, subject to certain conditions. Alloy used a significant portion of the net proceeds from this offering for the acquisition of dELiA*s, and intends to use the remaining portion for future acquisitions, working capital, capital expenditures and general corporate purposes.

On August 20, 2003, Alloy issued and sold an additional $4.3 million aggregate principal amount of the Debentures to the Initial Purchasers pursuant to the exercise of an over-allotment option granted to the Initial Purchasers in the original purchase agreement.


15. INCOME TAXES

SFAS No. 109, "Accounting for Income Taxes," requires that the future tax benefit of the Company's net operating losses ("NOLs") be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more-likely-than-not." Due to a number of factors, including the acquisition of dELiA*s, management has lowered its projections of future taxable income, particularly in the next 18 months. As a result of these lower projections of future taxable income, and the resultant increased uncertainty, management believes the future utilization of the Company's NOLs is no longer "more-likely-than-not." The Company has made a decision to fully reserve the remaining net deferred tax asset by increasing the valuation allowance via a $5.2 million income tax provision during the third quarter ended October 31, 2003.

16. DEBT AND CREDIT FACILITY


dELiA*s is subject to certain covenants under a mortgage loan agreement relating to dELiA*s' fiscal 1999 purchase of a distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio, which the bank has agreed to waive for the duration of the loan. During fiscal 2003, the agreement was amended such that the outstanding principal balance of $3.0 million as of August 2, 2003 was scheduled to be paid in full by September 30, 2003. Rather than paying off the loan, a non-binding agreement has been reached with the bank to modify the existing loan agreement, extending the term for five years with a fifteen-year amortization. The modified loan will bear interest at the LIBOR Rate plus 225 basis points. We expect to finalize the agreement during the fourth quarter of fiscal 2003. As of October 31, 2003, the outstanding principal balance, included in accrued expenses and other current liabilities, was $2.9 million.

dELiA*s has a credit agreement with Wells Fargo Retail Finance LLC. The credit agreement consists of a revolving line of credit that permits dELiA*s to borrow up to $20 million. Until October 29, 2004, dELiA*s retains the right to increase the limit to $25 million at its option. The credit line is secured by dELiA*s' assets and borrowing availability fluctuates depending on dELiA*s' levels of inventory and certain receivables. The agreement contains certain covenants and default provisions, including a limitation on dELiA*s' capital expenditures. At dELiA*s' option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 25 basis points or at the LIBOR Rate plus 250 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures in April 2006. The credit facility is considered a current liability because the bank has access to dELiA*s lockbox facility and the agreement contains a subjective acceleration clause. In addition, the agreement contains a change of control event which was triggered when Alloy purchased dELiA*s, which allows the bank to call the loan at any time. The bank has agreed to waive any default caused in connection with Alloy's acquisition of dELiA*s. As of October 31, 2003, the outstanding balance, which is classified as a bank loan payable under current liabilities, was $12.8 million, outstanding letters of credit were $3.3 million, included in accrued expenses and other current liabilities, and unused available credit was $733,000.

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

OVERVIEW

We are a media, marketing services, direct marketing and retail company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Our business integrates direct mail catalogs, retail stores, print media, display media boards, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. We reach a significant portion of Generation Y consumers through our various media assets, marketing service programs, direct marketing activities, and retail stores and, as a result, we are able to offer advertisers targeted access to the youth market. We sell third-party branded and private label products in key Generation Y spending categories, including apparel, action sports equipment and accessories, directly to the youth market. Additionally, our assets have enabled us to build a comprehensive database that includes information about more than 25 million Generation Y consumers. We believe we are the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing us with a deep understanding of the youth market.

We were incorporated in January 1996, launched our Alloy website in August 1996, and began generating meaningful revenues in August 1997 following the distribution of our first Alloy catalog. Since then, we have grown rapidly, both organically and through the completion of strategic acquisitions. We generate revenue from three principal sources - direct marketing, retail stores, and sponsorship and other activities.

Our direct marketing segment derives revenues from sales of youth-focused merchandise including apparel, accessories and action-sports equipment to consumers through our catalogs and websites.

Our retail segment derives revenues and from sales of youth-focused merchandise including apparel and accessories to consumers through dELiA*s 63 retail stores.

Our sponsorship and other activities segment derives revenues largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y members. Advertisers can reach members of Generation Y through integrated marketing programs that include our catalogs, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that we provide.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2003

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

                                                       Three months
                                                     ended October 31,
                                                       2002     2003
                                                     -------- --------

Direct marketing revenues                               44.3%     36.5%
Retail store revenues                                     --       9.4
Sponsorship and other revenues                          55.7      54.1
                                                     -------- --------

Total revenues                                         100.0     100.0
Cost of revenues                                        51.2      49.6
                                                     -------- --------

Gross profit                                            48.8      50.4


Operating expenses:
Selling and marketing                                   30.1      39.1
General and administrative                               5.0       9.3

Amortization of intangible assets                        1.3       2.0
Restructuring charge                                      --       0.3
                                                     -------- --------

Total operating expenses                                36.4      50.7

Income (loss) from operations                           12.4      (0.3)
Interest and other income (expense), net                 0.4      (0.9)
Provision for income tax expense                        (0.4)     (5.2)
                                                     -------- --------

Net income (loss)                                        12.4%    (6.4)%
                                                     ======== ========





                          SEGMENT RESULTS OF OPERATIONS

The tables below present our revenues and operating income (loss) by segment for each of the three months ended October 31, 2002 and 2003 (dollars in thousands):



                                                   Three months
                                                  ended October 31,             Percent change
                                               2002              2003            2002 vs 2003
                                            ---------         ---------         --------------
Revenues:
Direct marketing                            $  41,270         $  38,585                   (6.5)%
Retail stores                                      --             9,973                     NM
Sponsorship and other                          51,956            57,193                   10.1
                                            ---------         ---------         --------------
    Total Revenues                          $  93,226         $ 105,751                   13.4 %
                                            =========         =========         ==============



                                                    Three months
                                                   ended October 31,            Percent change
                                               2002              2003            2002 vs 2003
                                            ---------         ---------         --------------
Operating Income (Loss):
Direct marketing                            $   2,242         $  (2,180)                (197.2)%
Retail stores                                      --            (1,650)                    NM
Sponsorship and other                          12,235            11,348                   (7.2)%
Corporate                                      (2,874)           (7,823)                 172.2 %
                                            ---------         ---------         --------------
    Total Operating Income (Loss)           $  11,603         $    (305)                (102.6)%
                                            =========         =========         ==============


 NM - Not meaningful

NET REVENUES

Total Revenues. Total revenues increased 13.4% to $105.8 million in the three months ended October 31, 2003 from $93.2 million in the three months ended October 31, 2002.

Direct Marketing Revenues. Direct marketing revenues decreased 6.5% from $41.3 million in the three months ended October 31, 2002 to $38.6 million in the three months ended October 31, 2003. The decrease in direct marketing revenues for the third quarter of the fiscal year ending January 31, 2004 ("fiscal 2003") versus the third quarter of the fiscal year ended January 31, 2003 ("fiscal 2002") resulted primarily from a modest decline in catalog circulation as we reduced the number of catalogs circulated to prospects outside our database and to non-buyers inside our database, together with lower customer response to our catalogs circulated. This decline was partially offset by the direct marketing revenues from dELiA*s.

Retail Store Revenues. Retail store revenues totaled $10.0 million for the three months ended October 31, 2003. The retail revenue was generated from dELiA*s 63 retail stores. We acquired dELiA*s on September 4, 2003.

Sponsorship and Other Revenues. Sponsorship and other revenues increased 10.1% from $52.0 million in the third quarter of fiscal 2002 to $57.2 million in the third quarter of fiscal 2003. The increase in sponsorship and other revenues in the third quarter of fiscal 2003 as compared with the third quarter of fiscal 2002 is due primarily to the addition of revenues from the operations of OCM that we acquired in May 2003, partially offset by lower revenues in our advertising placement business.


COST OF REVENUES

Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse and retail stores, together with the direct costs attributable to the sponsorship and advertising programs we provide, and the marketing publications we develop. Our total cost of revenues increased 10.0% from $47.7 million in the three months ended October 31, 2002 to $52.5 million in the three months ended October 31, 2003. The increase in cost of revenues in the third quarter of fiscal 2003 as compared with the third quarter of fiscal 2002 was due primarily to the additional costs of revenues from OCM and cost of goods sold from dELiA*s, which were acquired in May 2003 and September 2003 respectively.

Our gross profit as a percentage of total revenues increased from 48.8% in the three months ended October 31, 2002 to 50.4% in the three months ended October 31, 2003 due primarily to the slight increased proportion of higher gross margin merchandise in our overall revenue mix, along with a higher sponsorship gross margin.

TOTAL OPERATING EXPENSES


Selling and Marketing. Selling and marketing expenses consist primarily of Alloy, dELiA*s, CCS and Dan's Comp catalog production and mailing costs; Alloy, dELiA*s, CCS and Dan's Comp call centers and fulfillment operations expenses; dELiA*s retail store costs; freight costs to deliver goods to our merchandise customers; compensation of our sales and marketing personnel; marketing costs; and information technology expenses related to the maintenance and marketing of our websites and support for our advertising sales activities. These expenses increased from $28.1 million in the three months ended October 31, 2002 to $41.3 million in the three months ended October 31, 2003 due to the inclusion of dELiA*s selling and marketing expenses since the acquisition date; the impact of OCM's selling and marketing expenses; increased information technology spending to support our expanded advertising sales force; increased occupancy expenses; and the hiring of additional sales and marketing personnel. As a percentage of total revenues, our selling and marketing expenses increased from 30.1% in the third quarter of fiscal 2002 to 39.1% in the third quarter of fiscal 2003, due primarily to the addition of dELiA*s loss generating operations.



General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from $4.7 million in the three months ended October 31, 2002 to $9.9 million in the three months ended October 31, 2003. As a percentage of total revenues, our general and administrative expenses increased from 5.0% in the third quarter of fiscal 2002 to 9.3% in the third quarter of fiscal 2003, due primarily to the addition of dELiA*s loss generating operations. The increase in general and administrative expenses was driven by the addition of OCM's expenses; the inclusion of dELiA*s expenses since the acquisition date; an increase in compensation expense for additional personnel to handle our growing business; and increased expenses associated with growing a public company such as professional fees, insurance premiums, occupancy costs due to office expansions, and telecommunications costs.


Amortization of Intangible Assets. Amortization of intangible assets was approximately $2.1 million in the three months ended October 31, 2003 as compared with $1.2 million in the three months ended October 31, 2002. The increase in expenses resulted from our acquisition activities during the last twelve months, and the associated allocation of purchase price to identified intangible assets. All of our acquisitions have been accounted for under the purchase method of accounting.



Restructuring Charge. During the third quarter of fiscal 2003, we made the strategic decision to transfer substantially all of our fulfillment activities for our Alloy, CCS, GFLA, and Old Glory units from New Roads, a third party service provider, to our recently acquired distribution center in Hanover, Pennsylvania. We notified New Roads that we would be exiting the New Roads' facilities during the first half of fiscal 2004 and as a result we are required to pay New Roads an exit fee. We recognized a charge of $351,000 in the third quarter of 2003 in our direct marketing segment, representing the future contractual exit payment. We will continue to review our operations to determine the necessity of our facilities, equipment, and personnel.

INCOME (LOSS) FROM OPERATIONS

Total Income (Loss) from Operations. Our loss from operations was $305,000 in the third quarter of fiscal 2003 while our income from operations was $11.6 million in the third quarter of fiscal 2002. The transition from operating income to operating loss is primarily due to the operating loss from our direct marketing business, the loss from dELiA*s retail operations that we acquired, increased corporate expenses, and increased depreciation and amortization expenses.

Direct Marketing Income (Loss) from Operations. Our loss from direct marketing operations was $2.2 million in the third quarter of fiscal 2003 while our direct marketing income from operations was $2.2 million in the third quarter of fiscal 2002. The transition from direct marketing operating income to direct marketing operating loss is primarily a result of lower revenues, lower gross margins on merchandise sold and reduced catalog circulation productivity.

Retail Income from Operations. Our loss from retail operations was $1.7 million in the third quarter of fiscal 2003. The loss was generated from the dELiA*s retail stores acquired on September 4, 2003.

Sponsorship and Other Income from Operations. Our income from sponsorship and other operations decreased 7.2% to $11.3 million in the third quarter of fiscal 2003 from $12.2 million in the third quarter of fiscal 2002. This decrease resulted primarily from the increased amortization of acquired intangible assets.



INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income, net of expense, includes income from our cash equivalents and from available-for-sale marketable securities and expenses related to our financing obligations. In the three months ended October 31, 2003, we generated interest income of $215,000 and interest expense primarily related to the Convertible Debentures of $1.2 million, as compared with interest income of $331,000 and interest expense of $1,000 in the three months ended October 31, 2002. The decrease in interest income resulted primarily from lower interest rates and the lower cash and cash equivalents and available-for-sale marketable securities balances during the quarter ended October 31, 2003 as compared with the quarter ended October 31, 2002.

INCOME TAX EXPENSE

In the three months ended October 31, 2003 we recorded an income tax expense of $5.5 million due to a decision to establish a valuation allowance for Alloy's net deferred tax asset of $5.2 million and a $366,000 income tax payment. The valuation allowance was established as a result of increased uncertainty over the realization of the deferred tax asset, in part as a result of the acquisition of dELiA*s. In the three months ended October 31, 2002, we were subject to income tax expense of $336,000 due to taxable operating income generated at the state level.

RESULTS OF OPERATIONS

NINE MONTHS ENDED OCTOBER 31, 2002 COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 2003

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth the statement of operations for the periods indicated as a percentage of revenues:

                                                            Nine months
                                                          ended October 31,
                                                           2002      2003
                                                         -------- --------

Direct marketing revenues                                    53.1%    38.6%
Retail store revenues                                          --      3.9
Sponsorship and other revenues                               46.9     57.5
                                                         -------- --------
Total revenues                                              100.0    100.0
Cost of revenues                                             47.7     51.5
                                                         -------- --------
Gross profit                                                 52.3     48.5


Operating expenses:
Selling and marketing                                        36.8     38.4
General and administrative                                    6.6      8.3
Amortization of intangible assets                             1.5      2.2
Restructuring charges                                          --      0.3

                                                         -------- --------
Total operating expenses                                     44.9     49.2

Income (loss) from operations                                7.4      (0.7)
Interest and other income (expense), net                     0.8      (0.3)
Provision for income tax expense                            (0.4)     (1.9)
                                                         -------- --------
Net income (loss)                                           7.8%      (2.9)%
                                                         ======== ========




                         SEGMENT RESULTS OF OPERATIONS

The tables below present our revenues and operating income (loss) by segment for each of the nine months ended October 31, 2002 and 2003 (dollars in thousands):



                                                   Nine months
                                                  ended October 31,             Percent change
                                              2002               2003            2002 vs 2003
                                            ---------         ---------         --------------
Revenues:
Direct marketing                            $ 103,866         $  98,584                   (5.1)%
Retail stores                                      --             9,973                     NM
Sponsorship and other                          91,765           147,140                   60.3
                                            ---------         ---------         --------------
    Total Revenues                          $ 195,631         $ 255,697                   30.7 %
                                            =========         =========         ==============



                                                   Nine months
                                                  ended October 31,             Percent change
                                              2002               2003            2002 vs 2003
                                            ---------         ---------         --------------
Operating Income (Loss):
Direct Marketing                            $   1,514         $ (5,683)                (475.4)%
Retail stores                                      --           (1,650)                    NM
Sponsorship and other                          22,426           23,803                    6.1%
Corporate                                      (9,418)         (18,371)                  95.1%
                                            ---------         ---------         --------------
    Total Operating Income (Loss)           $  14,522         $ (1,901)                (113.1)%
                                            =========         =========         ==============

NM - Not meaningful

NET REVENUES

Total Revenues. Total revenues increased 30.7% from $195.6 million in the nine months ended October 31, 2002 to $255.7 million in the nine months ended October 31, 2003.

Direct Marketing Revenues. Direct marketing revenues decreased 5.1% from $103.9 million in the nine months ended October 31, 2002 to $98.6 million in the nine months ended October 31, 2003. The decrease in direct marketing revenues for the first nine months of fiscal 2003 versus the first nine months of fiscal 2002 was due primarily to a reduction in overall catalog circulation and lower revenues per catalog circulated, partially offset by the addition of dELiA*s direct marketing sales.

Retail Store Revenues. Retail store revenues totaled $10.0 million for the nine months ended October 31, 2003. The retail revenue was generated from dELiA*s retail stores. We acquired dELiA*s on September 4, 2003.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $147.1 million in the first nine months of fiscal 2003 from $91.8 million in the first nine months of fiscal 2002, an increase of 60.3% due primarily to the selling efforts of our enlarged in-house advertising sales force, a broader client base, and a wider range of offered media services resulting from a combination of internal development and strategic acquisitions. Our sales force, client base and services were significantly augmented by the acquisitions of Market Place Media in July 2002 and OCM in May 2003.




COST OF REVENUES

Our cost of revenues increased from $93.4 million in the nine months ended October 31, 2002 to $131.6 million in the nine months ended October 31, 2003, a 40.9% increase. The increase in cost of goods sold in the first nine months of fiscal 2003 as compared with the first nine months of fiscal 2002 was due primarily to our expanded advertising placement activities and location-based event and promotional marketing services programs.

Our gross profit as a percentage of total revenues decreased from 52.3% in the nine months ended October 31, 2002 to 48.5% in the nine months ended October 31, 2003 due primarily to the lower gross margin profile of our sponsorship activities resulting from our expanded advertising placement and event marketing businesses, together with a moderate decline in direct marketing gross profit margin.

TOTAL OPERATING EXPENSES


Selling and Marketing. Selling and marketing expenses increased 36.4% from $72.0 million in the nine months ended October 31, 2002 to $98.2 million in the nine months ended October 31, 2003 primarily due to the hiring and acquisition of additional sales and marketing personnel; increased information technology spending to support our expanded advertising sales force and the inclusion of dELiA*s selling and marketing expenses. As a percentage of total revenues, our selling and marketing expenses increased slightly from 36.8% in the first nine months of fiscal 2002 to 38.4% in the first nine months of fiscal 2003.

General and Administrative. General and administrative expenses increased 66.7% from $12.8 million in the nine months ended October 31, 2002 to $21.4 million in the nine months ended October 31, 2003. As a percentage of total revenues, our general and administrative expenses increased from 6.6% in the first nine months of fiscal 2002 to 8.3% in the first nine months of fiscal 2003. The increase in general and administrative expenses was attributable primarily to the inclusion of dELiA*s and OCM expenses in the nine months ended October 31, 2003; an increase in compensation expense for additional personnel to handle our growing business; and increased expenses associated with growing a public company such as professional fees, insurance premiums, occupancy costs due to office expansions, and telecommunications costs.


Amortization of Intangible Assets. Amortization of intangible assets was approximately $5.8 million in the nine months ended October 31, 2003 as compared with $2.9 million in the nine months ended October 31, 2002 due to our acquisition activity during the last twelve months.


Restructuring Charges. During the first quarter of fiscal 2003, we made the strategic decision to outsource substantially all of our fulfillment activities for our GFLA unit to New Roads. We determined that we would not be able to sublease our existing fulfillment facilities due to real estate market conditions. As a result, and in accordance with SFAS No. 146 and SFAS No. 144, we recognized a first quarter charge of approximately $380,000 in our direct marketing segment, representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. During the third quarter of fiscal 2003, we made the strategic decision to transfer substantially all of our fulfillment activities for our Alloy, CCS, GFLA and Old Glory units from New Roads, a third party service provider, to our recently acquired distribution center in Hanover, Pennsylvania. As a result, we are required to pay New Roads an exit fee. We recognized a charge of approximately $351,000 in the third quarter of 2003 in our direct marketing segment, representing the future contractual exit payment. We will continue to review our operations to determine the necessity of our facilities, equipment, and personnel.


INCOME (LOSS) FROM OPERATIONS

Total Income (Loss) from Operations. Our loss from operations was $1.9 million in the first nine months of fiscal 2003 versus income of $14.5 million in the first nine months of fiscal 2002. The transition from operating income to operating loss is primarily due to the operating loss from our direct marketing business and retail stores, increased corporate expenses, and increased depreciation and amortization expenses, offset by increased operating income from our sponsorship and other business segment.

Direct Marketing Income (Loss) from Operations. Our loss from direct marketing operations was $5.7 million in the first nine months of fiscal 2003 while our direct marketing income from operations was $1.5 million in the first nine months of fiscal 2002. The transition from direct marketing operating income to direct marketing operating loss is primarily a result of lower revenues, lower gross margins on merchandise sold and reduced catalog circulation productivity.

Retail Store Income from Operations. Our loss from retail operations was $1.7 million in the first nine months of fiscal 2003. The loss was generated from the dELiA*s retail stores acquired on September 4, 2003.


Sponsorship and Other Income from Operations. Our income from sponsorship and other operations increased 6.1% to $23.8 million in the first nine months of fiscal 2003 from $22.4 million in the first nine months of fiscal 2002. This increase resulted primarily from our expanded advertising placement and field-marketing activities, together with the acquisition of OCM in May 2003, offset partially by increased amortization of acquired intangible assets.

INTEREST AND OTHER INCOME (EXPENSE), NET

In the nine months ended October 31, 2003, we generated interest income of $610,000 and interest expense of $1.3 million primarily related to the Convertible Debentures. In the nine months ended October 31, 2002, we generated interest income of $1.5 million and interest expense of $1,000. The decrease in interest income resulted primarily from lower interest rates and the lower cash and cash equivalents and available-for-sale marketable securities balances during the nine months ended October 31, 2003 as compared with the nine months ended October 31, 2002.

INCOME TAX EXPENSE

In the nine months ended October 31, 2003 we recorded income tax expense of $4.9 million. We made a decision to establish a valuation allowance for Alloy's net deferred tax asset of $5.2 million and a $366,000 income tax payment during the third quarter ended October 31, 2003 offset by the income tax benefit of $606,000 during the first half of fiscal 2003. In the nine months ended October 31, 2002, we were subject to income tax expense of $779,000 due to operating income generated at the state level.




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


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2002 and for the nine months ended October 31, 2003. At October 31, 2003, we had approximately $49.3 million of unrestricted cash, cash equivalents and short-term investments. Our principal commitments at October 31, 2003 consisted of the Convertible Debentures, our working capital credit facility, accounts payable, bank loans, accrued expenses, and obligations under operating and capital leases.

Net cash used in operating activities was $5.5 million in the first nine months of fiscal 2003 compared with net cash provided by operating activities of $3.4 million in the first nine months of fiscal 2002. The decline was primarily due to the transition to a net loss in fiscal 2003 from net income in fiscal 2002, partially offset by a higher level of depreciation and amortization and a smaller increase in operating assets net of operating liabilities.

Cash used in investing activities was approximately $70.1 million in the first nine months of fiscal 2003, due primarily to the dELiA*s and OCM acquisitions, compared with $104.7 million of cash used in investing activities in the first nine months of fiscal 2002, due primarily to the acquisition of Market Place Media and investments in marketable securities with a portion of the proceeds raised in our February 2002 common stock offering.

Net cash provided by financing activities was $64.9 million in the nine months ended October 31, 2003 compared with $55.8 million of cash provided by financing activities in the nine months ended October 31, 2002. The cash provided by financing activities in the nine months ended October 31, 2003 was due primarily to net proceeds of $66.8 million received from the issuance of the Convertible Debentures in the private placement market and $5.9 of net borrowings under line of credit agreements offset primarily by the repurchase of 600,000 shares of our common stock and the payment of a $5.0 million credit facility assumed in the OCM acquisition. In the nine months ended October 31, 2002, net cash provided by financing activities of $55.8 million resulted primarily from the net proceeds from our public offering of common stock in February 2002.

Our liquidity position as of October 31, 2003 consisted of $49.3 million of unrestricted cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures, for at least the next 24 months, excluding the impact of any potential, as yet unannounced acquisitions. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We have repurchased 600,000 shares for approximately $3.0 million under this plan through October 31, 2003. All 600,000 shares were repurchased during the three months ended April 30, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the first nine months of fiscal 2003, there were no changes in the Company's policies regarding the use of estimates and other critical accounting policies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," found in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, for additional information relating to the Company's use of estimates and other critical accounting policies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure, an Amendment of SFAS No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ended after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended October 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. We will continue to monitor its progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), whereby many of those instruments were previously classified as equity. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003 otherwise it became effective at the beginning of the first interim period beginning after June 15, 2003.

SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS No. 150 and still existing at the beginning of the interim period of adoption. We adopted the provisions of SFAS No. 150 effective August 1, 2003. The adoption of SFAS No. 150 did not have an impact on the financial statements as our Series B Convertible Preferred Stock, which is our only applicable financial instrument, is outside the scope of SFAS No. 150.

In January 2003, the Securities and Exchange Commission issued a new disclosure regulation, "Conditions for Use of Non-GAAP Financial Measures" ("Regulation G"), which is effective for all public disclosures and filings made after March 28, 2003. Regulation G requires public companies that disclose or release information containing financial measures that are not in accordance with GAAP to include in the disclosure or release a presentation of the most directly comparable GAAP financial measure and a reconciliation of the disclosed non-GAAP financial measure to the most directly comparable GAAP financial measure. We became subject to Regulation G in fiscal 2003 and believe that we are in compliance in all material respects with the new disclosure requirements.

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

                            RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

Since our inception in January 1996, we have incurred significant net losses. We have reported positive net income for only one full fiscal year (fiscal 2002). We do not expect to generate positive net income in fiscal 2003. As of October 31, 2003, we had an accumulated deficit of approximately $59.5 million.

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

OUR SUCCESS DEPENDS LARGELY ON THE VALUE OF OUR BRANDS, AND IF THE VALUE OF OUR BRANDS WERE TO DIMINISH, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

The prominence of our Alloy, dELiA*s, CCS, Dan's Comp and Girlfriends LA catalogs and websites and our related consumer magazines among our Generation Y target market, and the prominence of our MarketPlace Media, CASS Communications, 360 Youth and Private Colleges & Universities brands and media franchises with advertisers are key components of our business. If our consumer brands or their associated merchandise and editorial content lose their appeal to Generation Y consumers, our business could be adversely affected. The value of our consumer brands could also be eroded by misjudgments in merchandise selection or by our failure to keep our content current with the evolving preferences of our audience. These events would likely also reduce sponsorship and advertising sales for our merchandise and publishing businesses and may also adversely affect our marketing and services businesses. Moreover, we anticipate that we will continue to increase the number of Generation Y consumers we reach, through means that could include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us in this regard could damage our existing or future brands. If any of these developments occur, our business would suffer.

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


WE MAY BE REQUIRED TO RECOGNIZE IMPAIRMENT CHARGES.

Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our long-lived assets, identifiable intangible assets, including goodwill, annually or at any time when certain events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of the assets' fair market value with the assets' carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change.

Additionally pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management's policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. if a determination is made that a long-lived asset's carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at the Company's weighted-average cost of capital.


OUR STRATEGY CONTEMPLATES STRATEGIC ACQUISITIONS. OUR INABILITY TO ACQUIRE SUITABLE BUSINESSES OR TO MANAGE THEIR INTEGRATION COULD HARM OUR BUSINESS.

A key component of our business strategy is to expand our reach by acquiring complementary businesses, products and services. We compete with other media and related businesses for these opportunities. Therefore, even if we identify targets we consider desirable, we may not be able to complete those acquisitions on terms we consider attractive or at all. We could have difficulty in assimilating personnel and operations of the businesses we have acquired and may have similar problems with future acquisitions. These difficulties could disrupt our business, distract our management and employees and increase our expenses. Furthermore, we may issue additional equity securities in connection with acquisitions, potentially on terms which could be dilutive to our existing stockholders.

OUR CATALOG RESPONSE RATES MAY DECLINE.

Catalog response rates usually decline when we mail additional catalog editions within the same fiscal period. In addition, as we continue to increase the number of catalogs distributed or mail our catalogs to a broader group of new potential customers, we have observed that these new potential customers respond at lower rates than existing customers have historically responded. We contemplate that we will be cross-mailing our Alloy catalogs to dELiA*s' catalog customers, and dELiA*s catalogs to Alloy catalog customers, which may result in lower response rates for each. Additionally, response rates for dELiA*s catalogs historically have declined in geographic regions where it opens new stores. If and when we open additional new dELiA*s stores, we expect aggregate catalog response rates to decline further. These trends in response rates have had and are likely to continue to have a material adverse effect on our rate of sales growth and on our profitability and could have a material adverse effect on our business.


WE RELY ON THIRD-PARTY VENDORS FOR MERCHANDISE.

Our business depends on the ability of third-party vendors and their subcontractors or suppliers to provide us with current-season, brand-name apparel and merchandise at competitive prices, in sufficient quantities, manufactured in compliance with all applicable laws and of acceptable quality. We do not have long-term contracts with any supplier and are not likely to enter into these contracts in the foreseeable future. In addition, many of the smaller vendors that we use have limited resources, production capacities and operating histories. As a result, we are subject to the following risks, which could have a material adverse effect on our business:

o        our key vendors may fail or be unable to expand with us;

o        we may lose or cease doing business with one or more key vendors;

o our current vendor terms may be changed to require increased payments in advance of delivery, and we may not be able to fund such payments through our current credit facility; or

o        our ability to procure products may be limited.

A portion of dELiA*s merchandise is sourced from factories in the Far East and Latin America. These goods will be subject to existing or potential duties, tariffs or quotas that may limit the quantity of some types of goods which may be imported into the United States from countries in those regions. We will increasingly compete with other companies for production facilities and import quota capacity. Sourcing more merchandise abroad will also subject our business to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks and local political issues. Our future performance will be subject to these factors, which are beyond our control. Although a diverse domestic and international market exists for the kinds of merchandise sourced by us, there can be no assurance that these factors would not have a material adverse effect on our results of operations. We believe that alternative sources of supply would be available in the event of a supply disruption in one or more regions of the world. However, we do not believe that, under current circumstances, entering into committed alternative supply arrangements is warranted, and there can be no assurance that alternative sources would in fact be available at any particular time.

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

WE MAY BE REQUIRED TO COLLECT SALES TAX.

At present, we do not collect sales or other similar taxes in respect of direct shipments of goods to consumers into most states. have sought to impose state sales tax collection obligations on out-of-state direct mail companies. Additionally, dELiA*s recently was named as a defendant in an action by the Attorney General of the State of Illinois for failure to collect sales tax on purchases made on-line. We can give no assurance that other states in which dELiA*s maintains a retails store will not take similar action, and can give no assurance regarding the results of any such action. A successful assertion by one or more states that we or one or more of our subsidiaries should have collected or be collecting sales taxes on the direct sale of our merchandise would have a material adverse effect on our business

WE COULD FACE LIABILITY OR OUR ABILITY TO CONDUCT BUSINESS COULD BE ADVERSELY AFFECTED BY GOVERNMENT AND PRIVATE ACTIONS CONCERNING PERSONALLY IDENTIFIABLE DATA, INCLUDING PRIVACY.

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

WE ARE A DEFENDANT IN CLASS ACTION SUITS AND DEFENDING THESE LITIGATIONS COULD HURT OUR BUSINESS.

We have been named as a defendant in a securities class action lawsuit relating to the allocation of shares by the underwriters of our initial public offering. We also have been named as a defendant in several purported securities class action lawsuits which actions have been consolidated by the court. The allegations include, without limitation, misrepresentation of our business and financial condition and results of operations during the period March 16, 2001 through January 23, 2003. For more information see Part II, Item 1, Legal Proceedings of this Form 10-Q.

Additionally, dELiA*s currently is party to a purported class action litigation, which originally was filed in two separate complaints in Federal District Court for the Southern District of New York in 1999 against dELiA*s Inc. and certain of its officers and directors. These complaints were consolidated. The consolidated complaint alleges, among other things, that the defendants violated Rule 10b-5 under the Securities Exchange Act of 1934 by making material misstatements and by failing to disclose certain allegedly material information regarding trends in the business during part of 1998. The parties have reached an agreement in principle on a settlement of the action. That agreement has not yet been memorialized and will not become effective until a stipulation of settlement is executed by all parties and finally approved by the Court, after notice is given and an opportunity to object and a hearing has been accorded to all interested parties. On December 9, 2002, the Court entered an Order discontinuing the action ("Order of Discontinuance"), without prejudice to any party to apply to the Court on five days' notice to restore the action to the trial calendar if the settlement is not consummated within 45 days. By Order dated March 19, 2003, the Court extended the Order of Discontinuance until 30 days following the date on which the pending settlement is approved by the Court. The parties are continuing to negotiate over certain terms and conditions of the settlement, and the settlement papers have not been submitted for Court approval. There can be no assurances that the settlement will be completed. The claim and proposed settlement are covered under dELiA*s' insurance policy. However, if the settlement is not completed, we cannot predict the outcome of any litigation.

While we believe there is no merit to these lawsuits and intend to defend them vigorously, defending against them could result in substantial costs and a diversion of our management's attention and resources, which could hurt our business. In addition, if we lose any of these lawsuits, or settle any of them on adverse terms, or on terms outside of our insurance policy limits, our stock price may be adversely affected.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of October 31, 2003, we held a portfolio of $24.9 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.


ITEM 4. CONTROLS AND PROCEDURES.

The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report has been made known to them in a timely fashion.

The Registrant's Chief Executive Officer and Chief Financial Officer also conducted an evaluation of the Registrant's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect the Registrant's internal control over financial reporting. Based on the evaluation, there have been no such changes during the quarter covered by this report.

There have been no material changes in the Registrant's internal controls, or in the factors that could materially affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly were filed on behalf of persons who purchased our common stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by us to the market between August 1, 2002 and January 23, 2003. At a conference held on May 30, 2003, the Court consolidated the actions described above. On August 5, 2003, Plaintiffs filed a consolidated class action complaint (the "Consolidated Complaint") naming the same defendants, which supersedes the initial complaint. Relying in part on information allegedly obtained from former employees, the Consolidated Complaint alleges, among other things, misrepresentations of our business and financial condition and the results of operations during the period from March 16, 2001 through January 23, 2003 (the "class period"), which artificially inflated the price of our stock, including without limitation, improper acceleration of revenue, misrepresentation of expense treatment, failure to properly account for and disclose consignment transactions, and improper deferral of expense recognition. The Consolidated Complaint further alleges that during the class period the individual defendants and the Company sold stock and completed acquisitions using our stock. We and the individual defendants filed a joint answer to the Consolidated Complaint on September 26, 2003. The individual defendants have retained the law firm of Cahill, Gordon & Reindel in connection with this matter. We have retained the law firm of Katten Muchin Zavis Rosenman in connection with this matter. Management believes that the allegations against the Company and Messrs. Diamond, Gradess and Johnson are without merit and intends to vigorously defend the action.

Additionally, dELiA*s currently is party to a purported class action litigation, which originally was filed in two separate complaints in Federal District Court for the Southern District of New York in 1999 against dELiA*s Inc. and certain of its officers and directors. These complaints were consolidated. The consolidated complaint alleges, among other things, that the defendants violated Rule 10b-5 under the Securities Exchange Act of 1934 by making material misstatements and by failing to disclose certain allegedly material information regarding trends in the business during part of 1998. The parties have reached an agreement in principle on a settlement of the action. That agreement has not yet been memorialized and will not become effective until a stipulation of settlement is executed by all parties and finally approved by the Court, after notice is given and an opportunity to object and a hearing has been accorded to all interested parties. On December 9, 2002, the Court entered an Order discontinuing the action ("Order of Discontinuance"), without prejudice to any party to apply to the Court on five days' notice to restore the action to the trial calendar if the settlement is not consummated within 45 days. By Order dated March 19, 2003, the Court extended the Order of Discontinuance until 30 days following the date on which the pending settlement is approved by the Court. The parties are continuing to negotiate over certain terms and conditions of the settlement, and the settlement papers have not been submitted for Court approval.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) Sales of Unregistered Securities.

On August 20, 2003, we issued and sold an additional $4.3 million aggregate principal amount of our Convertible Senior Debentures (the "Debentures") due August 1, 2023 in the 144A private placement market to Lehman Brothers, Inc., CIBC World Markets Corp., J.P. Morgan Securities Inc., and S.G. Cowen Securities Corporation, the initial purchasers (the "Initial Purchasers") of the Debentures, pursuant to the exercise of an over-allotment option granted to the Initial Purchasers in the purchase agreement relating to the Debentures. The Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually. The Debentures are convertible at any time prior to maturity, unless previously redeemed, at the option of the holders into shares of Alloy's common stock at a conversion price of approximately $8.375 per share, subject to certain adjustments and conditions. The Debentures are Alloy's general unsecured obligations and will be equal in right of payment to its existing and future senior unsecured indebtedness; and are senior in right of payment to all of its future subordinated debt. Alloy may not redeem the Debentures until August 1, 2008. The holders of the debentures may put the Debentures back to Alloy at par plus accrued but unpaid interest on each of August 1, 2008, 2013 and 2018, subject to certain conditions.


(d) A significant portion of the net proceeds from the Debenture Offering were used for the acquisition of dELiA*s. The remaining portion will be used for future acquisitions, working capital, capital expenditures and general corporate purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable


ITEM 5. OTHER INFORMATION.

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1* Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333- 74159, and incorporated herein by reference).

3.2* Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.3* Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

3.4* Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).


3.5* Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant's Current Report on Form 8-K filed April 14, 2003).

10.1* Amended and Restated 1996 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to dELiA*s Inc. Schedule 14A filed on June 12, 1998).

10.2*    1998 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to
         Exhibit 10.17 to dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

10.3* iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Annex E of the joint proxy/prospectus included with iTurf Inc. registration statement on Form S-4 (Registration No. 333-44916)).

10.4* Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the "Lease Agreement"); Modification and Extension of Lease Agreement, dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153)).

10.5* Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to Exhibit
         10.13 to dELiA*s Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1997).

10.6* Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to Exhibit
         10.14 to dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997).

10.7* Lease Agreement dated January 30, 2000 by and between iTurf Inc. and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

10.8* Loan and Security Agreement dated as of September 24, 2001 by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company (incorporated by reference to Exhibit 10.1 to dELiA*s Inc. Current Report on Form 8-K dated October 5, 2001)

10.9* First Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company, dated October 29, 2001 (incorporated by reference to Exhibit 10.2 to dELiA*s Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2001)

10.10* Second Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company, dated October 21, 2002 (incorporated by reference to Exhibit 10.2 to dELiA*s Corp. Current Report on Form 8-K dated October 30, 2002)

10.11* Third Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated December 18, 2002 (incorporated by reference to Exhibit 10.3 to dELiA*s Corp. Current Report on Form 8-K dated February 24, 2003).

10.12* Fourth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated February 10, 2003 (filed as Exhibit 10.4 to Current Report on Form 8-K, filed by dELiA*s Corp. with the SEC on February 24, 2003, and incorporated herein by reference).

10.13* Fifth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated February 10, 2003 (filed as Exhibit 10.5 to Current Report on Form 8-K, filed by dELiA*s Corp. with the SEC on February 24, 2003, and incorporated herein by reference).

10.14* Sixth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated April 29, 2003 (filed as Exhibit 10.45 to Annual Report on Form 10-K, filed by dELiA*s Corp. with the SEC on May 16, 2003, and incorporated herein by reference).

10.15* Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (filed as Exhibit 10.1 to Current Report on Form 8-K, filed by dELiA*s Corp. with the SEC on February 24, 2003, and incorporated herein by reference).

10.16* License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (filed as Exhibit 10.2 to Current Report on Form 8-K, filed by dELiA*s Corp. with the SEC on February 24, 2003, and incorporated herein by reference).

10.17 Employment Letter, dated October 27, 2003, between Alloy, Inc. and Robert Bernard.


31.1     Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1 Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act


* Previously filed

(b) Reports on Form 8-K.

The following Reports on Form 8-K and Form 8-K/A and were filed during the quarter ended October 31, 2003:

1) Current Report, filed September 4, 2003. Item 12 (Results of Operations and Financial Condition), Exhibit 99.1 Press Release (announcing second quarter financial results).

2) Current Report, filed September 18, 2003. Item 2 (Acquisition or Disposition of Assets), Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), Exhibit 2.1 Acquisition Agreement dated as of July 30, 2003, Exhibit
99.1 Press Release dated September 17, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALLOY, INC.

Date: December 22, 2003

                                                By: /s/ Samuel A. Gradess
                                                    ---------------------
                                                Samuel A. Gradess
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)

                                  EXHIBIT INDEX

3.1* Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333- 74159, and incorporated herein by reference).

3.2* Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.3* Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

3.4* Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).

3.5* Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc., incorporated by reference to Exhibit 4.0 to the Registrant's Current Report on Form 8-K filed April 14, 2003.


10.1* Amended and Restated 1996 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to dELiA*s Inc. Schedule 14A filed on June 12, 1998).

10.2*    1998 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to
         Exhibit 10.17 to dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

10.3* iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Annex E of the joint proxy/prospectus included with iTurf Inc. registration statement on Form S-4 (Registration No. 333-44916)).

10.4* Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the "Lease Agreement"); Modification and Extension of Lease Agreement, dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153)).

10.5* Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to Exhibit
         10.13 to dELiA*s Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1997).

10.6* Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to Exhibit
         10.14 to dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997).

10.7* Lease Agreement dated January 30, 2000 by and between iTurf Inc. and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

10.8* Loan and Security Agreement dated as of September 24, 2001 by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company (incorporated by reference to Exhibit 10.1 to dELiA*s Inc. Current Report on Form 8-K dated October 5, 2001)

10.9* First Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company, dated October 29, 2001 (incorporated by reference to Exhibit 10.2 to dELiA*s Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2001)

10.10* Second Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company, dated October 21, 2002 (incorporated by reference to Exhibit 10.2 to dELiA*s Corp. Current Report on Form 8-K dated October 30, 2002)

10.11* Third Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated December 18, 2002 (incorporated by reference to Exhibit 10.3 to dELiA*s Corp. Current Report on Form 8-K dated February 24, 2003).

10.12* Fourth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated February 10, 2003 (filed as Exhibit 10.4 to Current Report on Form 8-K, filed by dELiA*s Corp. with the SEC on February 24, 2003, and incorporated herein by reference).

10.13* Fifth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated February 10, 2003 (filed as Exhibit 10.5 to Current Report on Form 8-K, filed by dELiA*s Corp. with the SEC on February 24, 2003, and incorporated herein by reference).

10.14* Sixth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated April 29, 2003 (filed as Exhibit 10.45 to Annual Report on Form 10-K, filed by dELiA*s Corp. with the SEC on May 16, 2003, and incorporated herein by reference).

10.15* Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (filed as Exhibit 10.1 to Current Report on Form 8-K, filed by dELiA*s Corp. with the SEC on February 24, 2003, and incorporated herein by reference).

10.16* License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (filed as Exhibit 10.2 to Current Report on Form 8-K, filed by dELiA*s Corp. with the SEC on February 24, 2003, and incorporated herein by reference).

10.17 Employment Letter, dated October 27, 2003, between Alloy, Inc. and Robert Bernard.

31.1     Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1 Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act


* Previously filed