Form 10-K
period 2004-01-31
ALLOY  INC
filed 2004-05-27
CIK 1080359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-26023

Alloy, Inc.

Exact name of registrant as specified in charter

DELAWARE	04-3310676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 WEST 26TH STREET, 11TH FLOOR

NEW YORK, NY 10001
(Address of principal executive office)

(212) 244-4307

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.01
PREFERRED STOCK PURCHASE RIGHTS

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ National Market, of voting and non-voting common equity held by non-affiliates as of July 31, 2003 was $267,940,666 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Registrant’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

      The number of shares of the Registrant’s Common Stock outstanding as of May 14, 2004 was 42,965,836.

      Certain information in the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end, is incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

Overview

      We are a media, marketing services, direct marketing and retail company targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Our business integrates direct mail catalogs, retail stores, print media, display media boards, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. We reach a significant portion of Generation Y consumers through our various media assets, marketing service programs, direct marketing activities, and retail stores. As a result, we are able to offer advertisers targeted access to the youth market. We sell third-party branded and private label products in key Generation Y spending categories, including apparel, action sports equipment and accessories, directly to the youth market. Additionally, our assets have enabled us to build a comprehensive database that includes information about approximately 26 million Generation Y consumers.

      We believe we are the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing us with a deep understanding of the youth market. This market is large. According to the United States Census Bureau, more than 35% of the United States population is under the age of 24. According to studies by Harris Interactive, the projected annual income for Generation Y is about $211 billion and annual spending is about $172 billion per year — about $3,000 in spending per person. Harris Interactive studies have also shown that the college market is large and influential, with approximately 15.8 million college students in the United States who control about $46.5 billion annually in discretionary spending.

      We were incorporated in January 1996, launched our Alloy website in August 1996 and began generating meaningful revenues in August 1997 following the distribution of our first Alloy catalog. Since then, we have grown rapidly, both organically and through the completion of strategic acquisitions. Our consolidated revenues have increased from $2.0 million for the fiscal year ended January 31, 1997 to $371.9 million for the fiscal year ended January 31, 2004.

      We believe our business should continue to grow as we capitalize on the following key assets:

•	Broad Access to Generation Y. Our collection of media, marketing and retail assets enables us to reach a significant portion of the over 60 million Generation Y consumers by:

•	circulating over 65 million direct mail catalogs annually;

•	producing college guides, books and recruitment publications;

•	owning and operating 61 dELiA*s retail stores, including six outlet stores, in 22 states;

•	owning and operating over 30,000 display media boards on college and high school campuses throughout the United States;

•	placing advertising in over 2,500 college and high school newspapers; and

•	interacting with our registered online user base that, as of January 31, 2004, comprised of almost 5 million individuals who subscribed to our targeted e-mail magazines.

•	Comprehensive Generation Y Database. As of January 31, 2004, our database contained information about approximately 26 million individuals, including approximately 8.2 million individuals who have purchased products directly from us. In addition to names and addresses, our database contains a variety of valuable information that may include age, purchasing history, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties, marketing services, retail stores and direct marketing programs, as well as through acquisitions of companies that have database information. We analyze this data in detail, which we believe enables us to not only improve response rates from our own direct sales efforts but also to offer advertisers cost-effective ways of reaching highly targeted audiences.

•	Established Media and Marketing Franchises. Our principal media and marketing franchises are well known by Generation Y consumers and by advertisers that target this market. Alloy, dELiA*s, CCS and Dan’s Comp are recognized brands among Generation Y consumers. Each of these multi-media brands targets a specific segment of the youth market through retail stores, catalogs and/or websites. For advertisers, our portfolio of marketing businesses includes established marketers that target the youth market such as Market Place Media, CASS Communications, 360 Youth, Alloy Marketing and Promotions, On Campus Marketing and Private Colleges & Universities, which collectively have over 60 years of experience in creating and implementing advertising and marketing programs targeting the youth market.

•	Strong Relationship with Advertisers and Marketing Partners. We provide advertisers and marketing partners with highly targeted, measurable and effective means to reach the Generation Y audience. Our seasoned advertising sales force of over 100 professionals has established strong relationships with youth marketers. During fiscal 2003, we had over 1,800 advertising clients, including AT&T Wireless, Citibank, Hershey, L’Oreal, New Balance, Paramount Pictures, Procter & Gamble and Verizon Wireless.

      We generate revenue from three reportable segments:

•	DIRECT MARKETING (formerly “MERCHANDISING”)

•	RETAIL STORES

•	SPONSORSHIP AND OTHER ACTIVITIES

Direct Marketing Segment

      Effective September 2003, and following our acquisition of dELiA*s Corp. we changed the name of our catalog and online commerce business from the “merchandising segment” to the “direct marketing segment.” Our direct marketing segment derives revenues from sales of merchandise to consumers through our catalogs and websites. Net merchandise revenues in our direct marketing segment for the fiscal years ended January 31, 2002 (“fiscal 2001”), January 31, 2003 (“fiscal 2002”) and January 31, 2004 (“fiscal 2003”) were $124.1 million, $167.6 million and $156.8 million, respectively.

      Each of our catalogs and associated websites targets a particular segment of Generation Y and offers products of interest to its audience.

      Alloy — Our Alloy catalog ranges in length from 48 to 84 pages and offers for sale an assortment of apparel, accessories, footwear and room furnishings targeting Generation Y girls. During fiscal 2003, we mailed 15 versions of the Alloy catalog and allocated up to nine pages per catalog to our advertising clients and marketing partners. Our flagship website (WWW.ALLOY.COM) provides a broad range of merchandise, community, and content for Generation Y girls. Through this website, we offer the apparel items, outerwear, accessories, footwear, cosmetics and room furnishings that are available in our Alloy catalogs, as well as additional products and special offers.

      dELiA*s — Our dELiA*s catalog, which targets Generation Y girls and offers a variety of apparel, accessories and home furnishings, ranges from 48 to 112 pages in length. We acquired dELiA*s in September 2003. From September 6, 2003 through January 31, 2004, six versions of the dELiA*s catalog were mailed. Our dELiA*s website (WWW.dELiAs.COM) is designed to complement the catalog and offers the same accessories, apparel items and footwear as are offered in the catalog, as well as additional products and special offers.

      CCS — Our CCS catalog, which targets Generation Y boys, ranges from 40 to 104 pages in length and offers an assortment of action sports equipment, such as skateboards and snowboards, and related apparel, accessories and footwear. We mailed 10 versions of the CCS catalog during fiscal 2003 and allocated up to eight pages per catalog to our advertising clients and marketing partners. Our CCS website (WWW.CCS.COM) features products, content and community for action sports enthusiasts. We offer the same action sports equipment and related accessories, apparel items and footwear that are found in our CCS catalogs, as well as additional products and special offers.

      Dan’s Comp — Our Dan’s Comp catalog, which also targets Generation Y boys, ranges from 36 to 108 pages, focuses on the BMX bike market and offers BMX bikes, parts and safety equipment, as well as related apparel, accessories and footwear. We mailed eight versions of the Dan’s Comp catalog during fiscal 2003. Our Dan’s Comp website (WWW.DANSCOMP.COM) is a popular online destination for BMX bike enthusiasts through which we offer consumers the same BMX bike sports equipment and related accessories, apparel items and footwear that we offer in our Dan’s Comp catalogs, as well as additional products and special offers.

      Girlfriends LA — Our Girlfriends LA catalog targets Generation Y girls and offers a variety of accessories, footwear, apparel and room furnishings. During fiscal 2003, we mailed eight versions of the Girlfriends LA catalog, ranging from 48 to 64 pages in length. Our Girlfriends LA website (WWW.GIRLFRIENDSLA.COM) is designed to complement the catalog and offers the same accessories, apparel items and footwear, as well as additional products and special offers. In an effort to focus on our core direct marketing brands, we plan to discontinue the production of the Girlfriends LA catalog during the fiscal year ending January 31, 2005 (“fiscal 2004”).

      Old Glory — Our Old Glory catalog principally targets both Generation Y boys and girls, and offers music and entertainment related lifestyle products including apparel, accessories and collectibles. Our Old Glory website (WWW.OLDGLORY.COM) is designed to complement the catalog, and offers the same apparel, accessories and collectibles, as are offered in the catalog as well as additional products and special offers. During fiscal 2003, we mailed five versions of the Old Glory catalog, all of which were 64 pages. In an effort to focus on our core direct marketing titles, we plan to discontinue the production of the Old Glory catalog during fiscal 2004.

Direct Marketing Strategy

      Our direct marketing strategy is designed to minimize our exposure to trend risk and facilitate speed to market and product assortment flexibility. Our primary objective is to reflect, not lead, Generation Y styles and tastes. We select merchandise from what we believe are quality designers and producers, allowing us to stay current with the tastes of the market rather than to predict future trends. Our buyers and merchandisers work closely with our many vendors to tailor products to our specifications. Through this strategy, we believe we are able to minimize design risk and make final product selections only two to three months before the products are brought to market, not the typical six to nine months required by many apparel retailers.

      We have designed our operational processes to support our direct marketing strategy. Our buyers have years of experience working with Generation Y retail and direct marketing companies. We believe our staff has a proven ability to identify desirable products and ensure that our vendors meet specific guidelines regarding product quality and production time. At present, we primarily use domestic vendors who have the ability to produce and ship products within two to eight weeks. This speed to market gives us flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of Generation Y.

      Our direct marketing strategy also enables us to manage our inventory levels efficiently. We attempt to limit the size of our initial merchandise orders and rely on quick re-order ability. Because we do not make aggressive initial orders, we believe we are able to limit our risk of excess inventory. Additionally, we use our websites to offer special product prices and periodically mail various sales catalogs to our customers to sell slower moving inventory, complementing the selling capacity of our dELiA*s outlet stores.

      Because Alloy, dELiA*s, CCS and Dan’s Comp are recognized and popular brands among Generation Y consumers, our websites and catalogs are a valuable marketing tool for our vendors. As a result, our vendors often grant us online and catalog exclusivity for products we select. We believe this exclusivity makes the merchandise in the Alloy, dELiA*s, CCS and Dan’s Comp catalogs more attractive to our target audience and protects us from direct price comparisons. Our merchandise selection includes products from more than 500 vendors. dELiA*s primarily carries its own branded merchandise as well as merchandise from well known names including Paul Frank, Billabong, and Puma. Brands currently offered through Alloy include nationally recognized names such as Vans, Roxy/ Quiksilver and Skechers, as well as smaller, niche labels, including Paris Blues and Free People. CCS carries merchandise and equipment from major action sports brands such as World Industries, Osiris and Birdhouse. Dan’s Comp merchandise includes a complete line of BMX-style bicycles, parts, safety equipment, apparel and accessories from brands including Huffy, Hoffman and Free Agent bikes, and Etnies, Split and DC apparel and footwear.

Ordering, Fulfillment and Customer Service

      In order to take, fulfill and ship orders for our Alloy, CCS, Old Glory and Girlfriends LA merchandise businesses, we have used a full-service, integrated call center and fulfillment center staffed with trained personnel and owned and operated by NewRoads, Inc. (“NewRoads”), a specialized third-party fulfillment services company. In Martinsville, Virginia, NewRoads has over 400,000 square feet of warehouse space to support Alloy’s activity, and a 250-seat call center to handle both Alloy and Girlfriends LA inquiries. In addition, NewRoads has over 300,000 square feet of warehouse space in Portland, Tennessee to support CCS and Girlfriends LA warehouse and fulfillment activities, and a 150-seat call center in San Luis Obispo, California to handle CCS inquiries. We monitored our NewRoads relationship closely, in part by having several of our employees working on site at each NewRoads facility.

      We process Dan’s Comp orders through our own 47-seat call center and warehouse facility located in Mt. Vernon, Indiana. We staff our Dan’s Comp call center and warehouse with our own employees. The Dan’s Comp fulfillment center has approximately 29,000 square feet of warehouse space. We initially processed Old Glory orders through a 30-seat call center and warehouse facility located in Westbrook, Connecticut which was owned and operated by the former owners of Old Glory. In April 2003, we transferred the Old Glory call center and warehouse operations to NewRoads, which handles the Old Glory call center functions at its San Luis Obispo, California location and the Old Glory warehousing activities from its Portland, Tennessee location.

      We process dELiA*s customer orders and retail stock shipments through a warehouse and fulfillment center in Hanover, Pennsylvania. Our 200-seat call center is staffed with personnel in Westerville, Ohio. Following our acquisition of dELiA*s, we shipped an average of 23,000 units to retail stores and 5,000 customer packages per day from this center. Our busiest shipping days for dELiA*s involved shipping 82,000 units to retail stores and 16,000 customer packages for the direct marketing segment. We use an integrated picking, packing and shipping system with a live connection to our direct order entry system. The system monitors the in-stock status of each item ordered, processes orders and generates warehouse selection tickets and packing slips for order and fulfillment operations that we acquired in connection with our acquisition of dELiA*s.

      During the third quarter of fiscal 2003, we made the strategic decision to transfer substantially all of our fulfillment activities for our Alloy and CCS units to our recently acquired distribution center in Hanover, Pennsylvania during fiscal 2004. We notified New Roads that we would be exiting the New Roads’ facilities during the first half of fiscal 2004. As of April 2004, we transferred the Alloy call center operations to our Westerville, Ohio location and began to fulfill and ship Alloy orders from our Hanover, Pennsylvania warehouse. In May 2004, we transferred order-taking, fulfillment, and shipments related to our CCS direct marketing brand to our call center in Westerville, Ohio and our warehouse in Hanover, Pennsylvania.

      We believe that high levels of customer service and support are critical to the value of our services and to retaining and expanding our customer base. We routinely monitor customer service calls at each of our call centers for quality assurance purposes. Additionally, we review our call and fulfillment centers’ policies and distribution procedures on a regular basis. A majority of our catalog and Internet orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person’s credit card and exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to ten business days after shipping. Our shipments are generally carried to customers by United Parcel Service and the United States Postal Service.

      Trained customer service representatives and sales personnel historically have been available for the Alloy and Girlfriends LA brands 24 hours a day, 7 days a week through multiple toll-free telephone numbers. CCS and Old Glory trained customer service representatives historically have been available from 5:00 A.M. to 10:00 P.M. Eastern Standard Time, Monday through Friday; 5:00 A.M. to 9:30 P.M. on Saturday; and 9:30 A.M. to 10:00 P.M. on Sunday, while sales personnel are available 24 hours a day, 7 days per week. Dan’s Comp customer service representatives and sales personnel are available from 9:00 A.M. to 10:00 P.M. Eastern Standard Time, Monday through Friday; from 10:00 A.M. to 8:00 P.M. on Saturday, and from 12 P.M. to 8 P.M. on Sunday. dELiA*s trained customer service representatives are available from 8:00 A.M. to 2:00 A.M. Eastern Standard Time, 7 days per week, while sales personnel are available 24 hours a day, 7 days per week. The same management team, with dedicated personnel for each brand, now handle Alloy and CCS customer service and sales calls, all during the same service hours. The representatives guide customers through the order process, monitor order progress and provide general information about our products such as sizing advice and product features.

Retail Stores Segment

      Our retail stores segment derives revenue primarily from the sale, through dELiA*s retail and outlet stores, of apparel, accessories and home furnishings to consumers. Our dELiA*s retail stores display merchandise exclusively in mall stores and sell directly to customers who visit those locations. As of January 31, 2004, we operated 61 dELiA*s stores, including six outlet stores, in 22 states. The six outlet stores are located in Riverhead, New York; Central Valley, New York; Tannersville, Pennsylvania; Jackson, New Jersey; San Marcos, Texas; and Clinton, Connecticut. Our retail stores range in size from 2,500 to 5,100 square feet, with an average size of approximately 3,700 square feet. We began operation of the dELiA*s stores upon the acquisition of dELiA*s in September 2003. Retail store revenues from the date of acquisition through the end of fiscal year 2003 were $30.1 million.

      Store Operations. Each store has a manager, one or more assistant managers, and approximately six to twelve part-time sales associates. District managers supervise approximately five to eight stores covering a wide geographic area, and approximately four or five district managers report to a regional manager. We have two regional managers. District managers, store managers, assistant store managers and part-time sales associates participate in a bonus program based on achieving predetermined levels of sales in their respective stores. dELiA*s stores are open during mall shopping hours. dELiA*s has well-established store operating policies and procedures and an extensive in-store training program for new store managers and assistant store managers. We place great emphasis on our loss prevention program in order to control inventory shrinkage.

      Store Expansion. During fiscal 2003 we did not open any new dELiA*s stores. dELiA*s’ site selection strategy historically has been to locate its stores primarily in regional malls serving markets that meet its demographic criteria, including average household income and population density. It also has considered mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. As part of our ongoing evaluation of the dELiA*s operations, we have completed our assessment of dELiA*s’ store portfolio and estimated store exit, lease costs, and severance related to 17 dELiA*s retail stores. The growth of our retail store operations depends upon our ability to operate stores on a profitable basis. If we decide to open additional retail stores, our ability to expand our retail store operations successfully will be dependent upon a number of factors, including sufficient demand for our merchandise in existing and new markets, our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply, and hire and train qualified management and other employees.

Sponsorship and Other Activities Segment

      Our sponsorship and other activities segment derives revenue largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y. Advertisers can reach Generation Y through integrated marketing programs that include our catalogs, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that we provide. Sponsorship and other revenues for fiscal years 2001, 2002 and 2003 were $41.6 million, $131.8 million, and $185.0 million respectively.

Sponsorship and Advertising

      360 Youth is our media and marketing arm, which includes the assets and experience of several college and teen marketing companies, including CASS Communications, Market Place Media (All Campus Media and Armed Forces Communications), YouthStream, Private Colleges & Universities and others, to provide sales and marketing solutions targeting young adults. 360 Youth enables Fortune 500 companies and other advertising clients to reach approximately 25 million Generation Y consumers each month through a comprehensive mix of programs incorporating proprietary media assets such as school-based media boards, websites and catalogs, as well as college, high school, military base and multi-cultural newspapers. We own and operate over 30,000 display media boards that are located in high traffic areas on college and high school campuses. These one, two or three panel display media boards often feature full color, backlit advertising as well as scrolling electronic messaging. Through our newspaper advertising units, we are able to connect advertisers with more than 55 million readers throughout the United States.

      On Campus Marketing is our college-focused specialty marketing business, which provides to college students and their parents a variety of college- or university-endorsed products. Products range from residence hall linens to care packages to diploma frames. During fiscal 2003, we acquired substantially all of the assets and liabilities of OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc., all of which were wholly owned subsidiaries of Student Advantage, Inc., which businesses are held by our wholly owned subsidiaries, On Campus Marketing, LLC, Collegiate Carpets, LLC and Care Packages, LLC.

Promotional Marketing

      Alloy Marketing and Promotions (AMP) is our promotional marketing unit specializing in event and field marketing, sampling and acquisitions programs, Internet design services and consumer research. During fiscal 2002, we consolidated under AMP the assets and experience of established promotion agencies and marketing services companies, including the 360 Youth business of MarketSource Corporation (though we have transferred the 360 Youth name to our media and marketing arm), Triple Dot Communications, Y-Access and Target Marketing & Promotions, to deliver effective, customized promotions. AMP clients include AT&T, Verizon Wireless, Maybelline, Garnier, Hasbro, Panasonic, New Balance and Paramount Pictures.

Print Media/ Websites

      We reach Generation Y consumers through catalogs, custom publications and the Internet.

      Alloy/ CCS Catalogs — Our catalogs enable our advertising clients and marketing partners to reach the Generation Y audience through print advertisements. We have included advertising pages in certain of our catalogs. During fiscal 2003, we allocated up to nine pages of advertising per Alloy catalog and up to eight pages per CCS catalog.

      Private Colleges & Universities — Under the Private Colleges & Universities brand, we publish over 30 editions of targeted college guides providing information about private colleges and universities and the admissions process to college-bound high school students, their parents, and high-school guidance counselors. Our editions target students based on academic achievement, geography and special interests such as science and medicine, among others. We distribute our guidebooks to college-bound students across the United

States. Complementing our published college and university guides, our Private Colleges & Universities websites (WWW.PRIVATECOLLEGES.COM and WWW.COLLEGEXPRESS.COM) provide information on colleges and universities to college-bound high school students. Hundreds of colleges and universities advertise their programs and recruit students via these websites.

      Alloy/dELiA*s/ CCS/ Dan’s Comp Websites — Our direct marketing websites complement our catalogs of the same name and enable our advertisers and clients to reach our Generation Y audience online.

      eStudentLoan — Our eStudentLoan websites (WWW.ESTUDENTLOAN.COM and WWW.
ABSOLUTELYSCHOLARSHIPS.COM) feature college scholarship and financial aid database search engines. These websites complement our college recruitment publications and websites to serve the college-bound segment of Generation Y.

      College Club — Our college club website (WWW.COLLEGECLUB.COM) features e-mail, clubs, chat, personal sites, student discounts and advice, and enables advertisers to reach the college market online.

      Careers and Colleges — Our Careers and Colleges website (WWW.CAREERSANDCOLLEGES.COM) features a virtual guidance counselor that helps students explore career and college options. The website provides essential advice for choosing a career, selecting a school, and paying for college.

Content

      Alloy Entertainment/ 17th Street Productions — Through Alloy Entertainment and 17th Street Productions, we develop youth entertainment properties including books and concepts for television series and motion pictures. We believe we are the largest packager of books for the teen market. Some of our properties include Roswell, Sweet Valley High, Fearless and The Sisterhood of the Traveling Pants.

Sales & Marketing Salesforce

      Our advertising sales organization includes over 100 sales professionals who are either account managers generally responsible for specific geographic regions or product specialists. Our account managers and product specialists work closely together to cross-sell our media assets and marketing capabilities to existing advertising customers and to build relationships with new advertisers. Our account managers are trained and motivated to sell the entire portfolio of our media and advertising services including:

•	advertising in our custom publications, catalogs and websites;

•	advertising on our display media boards;

•	marketing programs such as product sampling, customer acquisition programs and promotional events; and

•	advertising in college, high school, military base and multi-cultural newspapers.

      Our advertising sales organization has grown through a combination of external hiring and our acquisitions of Private Colleges & Universities, CASS Communications, 360 Youth, Market Place Media and On Campus Marketing, each of which had an experienced sales force.

      Our advertisers come from a wide range of industries that target the Generation Y audience including apparel, consumer goods and electronics, cosmetics, entertainment, financial services, food and beverage and others. Our advertising revenue base is well diversified, and no single advertiser represented more than 4% of our total sponsorship and other activities revenue in fiscal 2003.

Infrastructure, Operations and Technology

      Our operations are dependent on our ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events.

      Where appropriate, we have implemented disaster recovery programs for our various businesses. Critical files are copied to backup tapes each night and regularly stored at off-site storage facilities. Arrangements have also been made for the availability of third-party “hot sites” as well as telecommunications recovery capability. Our servers are powered by an uninterruptible power supply to provide back-up power at the operations facilities within milliseconds of a power outage. Redundant Internet connections and providers deliver similar protection for our online services. We implemented these various redundancies and backup measures in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses, denial of service (DOS) attacks, hacking and other events beyond our control.

      We strive for no downtime in our online services. All critical components of the system are redundant, which allows continuous service in case of unexpected component failure, maintenance or upgrades.

      Currently, we license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing proprietary online infrastructure solutions. We provide most services related to maintenance and operation of our websites internally, under the direction of our Chief Technology Officer. Since April 2002, Exodus, a Cable & Wireless Service (recently acquired by SAVVIS Communications Corp), and Equinix Inc., third-party providers located in Sterling, Virginia and Ashburn, Virginia, respectively, have provided us with co-location and bandwidth (i.e., our Internet connection). Our infrastructure is scaleable which allows us to adjust quickly to our expanding user base. Steps were taken upon the acquisition of dELiA*s to migrate its commercial systems from the Cable & Wireless data center in Jersey City, New Jersey into Alloy’s standard, redundant facility in Virginia. We expect to complete this process by the end of the second quarter of fiscal 2004. Other data and voice systems in the call center and fulfillment center are being hardened and made redundant with the addition of backup circuits, Sonet rings, backup generators and other system upgrades. We also expect to complete these processes by the end of the second quarter of fiscal 2004.

Competition

      Competition for the attention of Generation Y consumers is considerable. Our catalogs compete with other catalog retailers and direct marketers, some of which specifically target our customers. We also compete with a variety of other companies serving segments of the Generation Y market including various mail-order and web-based retailers, promotions and marketing services firms, youth-targeted traditional retailers either in their physical or online stores, and online service providers that offer products of interest to Generation Y consumers. Our dELiA*s retail stores compete with traditional department stores, as well as specialty retailers, for teen and young adult customers.

      We compete for users and advertisers with many media companies, including companies that attempt, as we do, to target Generation Y consumers. These include Generation Y-focused magazines such as Seventeen, YM, Teen and Teen People; teen-focused television and cable channels such as the WB Network and MTV; websites primarily focused on the Generation Y demographic group; and online service providers with teen-specific channels, such as America Online.

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

      We believe that our principal competitive advantages are:

•	the size and level of detail in our database;

•	our relationships with advertisers and marketing partners;

•	the consumer and media brands we have developed in the Generation Y market;

•	our knowledge of the Generation Y audience and our ability through our marketing franchises to continually analyze the market; and

•	our ability to deliver targeted Generation Y audiences to advertisers through cost-effective, cross-media advertising programs.

Seasonality

      Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns and the impact of acquisitions. Sales of apparel, accessories, footwear and action sports equipment through our websites, catalogs and retail stores have been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. We believe that advertising and sponsorship sales follow a similar pattern, with higher revenues in the third and fourth quarters (particularly the third quarter) as marketers more aggressively attempt to reach our Generation Y audience during these major spending seasons and capture student interest at the outset of the school year.

Intellectual Property

      We have registered the Alloy name, among other trademarks, with the United States Patent and Trademark Office. Applications for the registration of certain of our other trademarks and service marks are currently pending. We also use trademarks, trade names, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others’ intellectual property.

Government Regulation

      We are subject, directly and indirectly, to various laws and governmental regulations relating to our business. The Internet is rapidly evolving and few laws or regulations directly apply to online commerce and community websites. Due to the increasing popularity and use of the Internet, governmental authorities in the United States and abroad may adopt laws and regulations to govern Internet activities. Laws with respect to online commerce may cover issues such as pricing, taxing, distribution, unsolicited email (“spamming”) and characteristics and quality of products and services. Laws with respect to community websites may cover content, copyrights, libel, obscenity and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business, results of operations and financial condition.

      Governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence and/ or operate in those jurisdictions. As our products and advertisements are available over the Internet anywhere in the world, and we conduct marketing programs in numerous states, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions.

      Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws. For example, a French court has ruled that a website operated by a United States company must comply with French laws regarding content, and an Australian court has applied the defamation laws of Australia to the content of a U.S. publisher posted on the company’s website. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future, or that foreign citizens will not obtain jurisdiction over us in a foreign country, subjecting us to litigation in that country under the laws of that country.

      The United States Congress enacted the Children’s Online Privacy Protection Act of 1998 (“COPPA”) and the Federal Trade Commission (“FTC”) promulgated implementing regulations, which became effective in 2000. The principal COPPA requirements apply to websites, or those portions of websites, directed to children under age 13. COPPA mandates that individually identifiable information about minors under the age of the 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology, subject to certain limited exceptions. As a part of our efforts to comply with these requirements, we do not knowingly collect personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain of our websites in an effort to prohibit persons under the age of 13 from registering. This will likely dissuade some percentage of our customers from using our website, which may adversely affect our business. While we use our best efforts to ensure that our websites are compliant with COPPA, our efforts may not have been successful. If it turns out that one or more of our websites is not COPPA compliant, we may face litigation with the FTC or individuals or face a civil penalty, which could adversely affect our business.

      A number of government authorities both in the United States and abroad, as well as private parties, are increasing their focus on privacy issues and the use of personal information. The FTC and attorneys general in several states have investigated the use of personal information by some Internet companies. In particular, an attorney general may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company. As a result, we review our privacy policies on a regular basis and we believe we are in compliance with relevant federal and state laws. However, our business could be adversely affected if new regulations or decisions regarding the use and/ or disclosure of personal information are made, or if government authorities or private parties challenge our privacy practices.

      In December, 2003, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) was enacted by the United States Congress. This legislation is effective as of January 1, 2004, and regulates “commercial electronic mail messages,” (i.e., email) the primary purpose of which is to promote a product or service. Among its provisions are ones requiring specific types of disclosures in covered emails, requiring specific opt-out mechanisms and prohibiting certain types of deceptive headers. Violations of its provisions may result in civil money penalties and criminal liability. CAN-SPAM further authorizes the FTC to establish a national “Do-Not-E-Mail” registry akin to the recently adopted Do Not Call Registry. Any entity that sends commercial email messages, such as Alloy and our various subsidiaries, and those who re-transmit such messages, must adhere to the CAN-SPAM requirements. Compliance with these provisions may limit our ability to send certain types of emails on our own behalf and on behalf of various of our advertising clients, which may adversely affect our business. While we intend to operate our businesses in a manner that complies with the CAN-SPAM provisions, we may not be successful in so operating. If it turns out we have violated the provisions of CAN-SPAM we may face litigation with the FTC or face civil penalties, which could adversely affect our business.

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

Employees

      As of January 31, 2004, we had 1,274 full-time and 2,733 part-time employees. Of the 1,274 full-time employees, 40 were senior management; 345 worked in sales, marketing and sales support; 75 worked in finance; 241 worked in warehouse/fulfillment/customer service; 395 worked in other management and personnel; and 178 were employed by our dELiA*s retail stores. Of the 2,733 part-time employees, 1,541 worked for The Staffing Authority, LLC, one of our subsidiaries, 275 were Alloy, Inc. temporary staff and 917 were part-time associates at dELiA*s retail stores. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Financial Information About Segments

      Financial information about our segments is summarized in Note 19 to consolidated financial statements referenced in Item 8 of this Annual Report on Form 10-K and presented in the annex, beginning at page F-1, as well as our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports.

Website Access to Reports

      Our corporate website is WWW.ALLOYINC.COM. Our periodic and current reports are available free of charge on the “Investor Relations” page of this website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The items and information on our website are not a part of this Annual Report on Form 10-K.

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

Risks Related to Our Businesses

We may not be able to achieve or maintain profitability.

      Since our inception in January 1996, we have incurred significant net losses. We have reported positive net income for only one full fiscal year (fiscal 2002). As of January 31, 2004, we had an accumulated deficit of approximately $127.2 million.

Our business may not grow in the future.

      Since our inception, we have rapidly expanded our business, growing from revenues of $2.0 million for fiscal 1997 to $371.9 million for fiscal 2003. Our continued growth will depend to a significant degree on our ability to increase revenues from our direct marketing and retail businesses, to maintain existing sponsorship and advertising relationships and develop new relationships, to identify and integrate successfully acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control including (i) the continuing appeal of our media and marketing properties to Generation Y consumers, (ii) the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services, (iii) our ability to select products that appeal to our customer base and to market such products effectively to our target audience, (iv) our ability to attract, train and retain qualified employees and management and (v) our ability to make additional strategic acquisitions. There can be no assurance that we will be able to implement our growth strategy successfully.

We may fail to use our Generation Y database and our expertise in marketing to Generation Y consumers successfully, and we may not be able to maintain the quality and size of our database.

      The effective use of our Generation Y consumer database and our expertise in marketing to Generation Y are important components of our business. If we fail to capitalize on these assets, our business will be less successful. As individuals in our database age beyond Generation Y, they may no longer be of significant value to our business. We must therefore continuously obtain data on new individuals in the Generation Y demographic in order to maintain and increase the size and value of our database. If we fail to obtain sufficient new names and information, our business could be adversely affected. Moreover, there are other Generation Y- focused media businesses possess similar information about some segments of Generation Y. We compete for sponsorship and advertising revenues based on the comprehensive nature of our database and our ability to analyze and interpret the data in our database. Accordingly, if one or more of our competitors were to create a database similar to ours, or if a competitor were able to analyze its data more effectively than we are able to analyze ours, our competitive position, and therefore our business, could suffer.

Our success depends largely on the value of our brands, and if the value of our brands were to diminish, our business would be adversely affected.

      The prominence of our Alloy, dELiA*s, CCS and Dan’s Comp catalogs and websites among our Generation Y target market, and the prominence of our Market Place Media, CASS Communications, 360 Youth and Private Colleges & Universities brands and media franchises with advertisers are key components of our business. If our consumer brands or their associated merchandise and content lose their appeal to Generation Y consumers, our business would be adversely affected. The value of our consumer brands could also be eroded by misjudgments in merchandise selection or by our failure to keep our content current with the evolving preferences of our audience. These events would likely also reduce sponsorship and advertising sales for our merchandise and publishing businesses and may also adversely affect our marketing and services businesses. Moreover, we anticipate that we will continue to increase the number of Generation Y consumers we reach, through means that could include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us in this regard could damage our existing or future brands. If any of these developments occur, our business would suffer and we may be required to write-down the carrying value of our goodwill.

Our revenues and income could decline due to general economic trends, declines in consumer spending and seasonality.

      Our revenues are largely generated by discretionary consumer spending or advertising seeking to stimulate that spending. Advertising expenditures and consumer spending all tend to decline during recessionary periods, and may also decline at other times. Accordingly, our revenues could decline during any general economic downturn. In addition, our revenues have historically been higher during our third and fourth fiscal quarters, coinciding with the start of the school calendar and holiday season spending, than in the first half of our fiscal year. Therefore, our results of operations in any given quarter may not be indicative of our full fiscal year performance.

We compete with other retailers for sales and locations in our retail store operations.

      The Generation Y girl retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete for retail store sales with specialty apparel retailers, department stores and certain other apparel retailers, such as Wet Seal, Hot Topic, bebe, Express, Forever 21, Gap, H&M, Pacific Sunwear, and Urban Outfitters. We also compete for favorable site locations and lease terms in shopping malls. Many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do. While we believe we compete effectively for sales and for favorable site locations and lease terms, competition for prime locations within malls, in particular, and within other locations is intense and we cannot assure you that we will be able to obtain new locations or maintain our existing locations on terms favorable to us, if at all.

Closing stores or curtailing certain operations could result in significant asset impairments and significant costs to us.

      In the fourth quarter of fiscal 2003, we made a strategic decision to close up to 17 dELiA*s retail stores and to discontinue production of our Girlfriends LA and Old Glory catalogs due to their poor financial results and their limited ability to become profitable in the future in a highly competitive market, and so we could focus on our core direct marketing brands. In the future, we could decide to close dELiA*s retail stores (in addition to the 17 stores already identified for shutdown) or curtail operations that are producing continuing financial losses. If we do so, we would be required to write down the carrying value of these impaired assets to realizable value, a non-cash event that would negatively impact our earnings and earnings per share. In addition, if we decide to close any dELiA*s stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores. These costs would negatively impact our financial results and cash position.

dELiA*s exclusive branding activities could lead to increased inventory obsolescence and could harm our relations with other vendors.

      dELiA*s promotion and sale of dELiA*s branded products will increase our exposure to risks of inventory obsolescence and other exposures normally associated with manufacturers. Accordingly, if a particular style of product does not achieve widespread consumer acceptance, we may be required to take significant markdowns, which could have a material adverse effect on our gross profit margin and other operating results. Additionally, there can be no assurance that dELiA*s promotion of its dELiA*s branded products will not negatively impact its and our relationships with existing vendors of branded merchandise. Moreover, dELiA*s exclusive brand development plans may include entry into joint venture and/or licensing/distribution arrangements, which may limit our control of these operations.

We depend largely upon a single distribution facility.

      Following our decision to terminate our relationship with New Roads and assume fulfillment activities for our Alloy and CCS units, the distribution functions for our Alloy, CCS and dELiA*s catalogs and all of our dELiA*s retail stores are handled from a single, owned facility in Hanover, Pennsylvania. Any significant interruption in the operation of this distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our customers and retail stores, which could cause our sales to decline. This would have a material adverse effect on our operations and results.

We may be required to recognize impairment charges.

      Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change. For instance, during the fourth quarter of fiscal 2003 we completed our annual impairment review and recorded a $56.7 million charge to reduce the carrying value of goodwill and an approximate $3.9 million charge to reduce the carrying value of indefinite-lived intangible assets. The combined $60.6 million charge is reflected as a component of operating income in the accompanying consolidated statement of operations.

      Additionally, pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. Pursuant to SFAS No. 144, we performed an analysis of the recoverability of certain long-lived assets during the fourth quarter of fiscal 2003 and recorded an asset impairment charge of $1.3 million.

Our strategy contemplates strategic acquisitions. Our inability to acquire suitable businesses or to manage their integration could harm our business.

      A key component of our business strategy is to expand our reach by acquiring complementary businesses, products and services. We compete with other media and related businesses for these opportunities. Therefore, even if we identify targets we consider desirable, we may not be able to complete those acquisitions on terms we consider attractive or at all. We could have difficulty in assimilating personnel and operations of the businesses we have acquired and may have similar problems with future acquisitions. These difficulties could disrupt our business, distract our management and employees and increase our expenses. Furthermore, we may issue additional equity securities in connection with acquisitions, potentially on terms that could be dilutive to our existing stockholders.

Our catalog response rates may decline.

      Catalog response rates usually decline when we mail additional catalog editions within the same fiscal period. In addition, as we continue to increase the number of catalogs distributed or mail our catalogs to a broader group of new potential customers, we have observed that these new potential customers respond at lower rates than existing customers have historically responded. We cross-mail our Alloy catalogs to dELiA*s’ catalog customers, and dELiA*s catalogs to Alloy catalog customers, which may result in lower response rates for each. Additionally, response rates for dELiA*s catalogs historically have declined in geographic regions where it opens new stores. If and when we open additional new dELiA*s stores, we expect aggregate catalog response rates to decline further. These trends in response rates have had and are likely to continue to have a material adverse effect on our rate of sales growth and on our profitability and could have a material adverse effect on our business.

We rely on third-party vendors for merchandise.

      Our business depends on the ability of third-party vendors and their subcontractors or suppliers to provide us with current-season, brand-name apparel and merchandise at competitive prices, in sufficient quantities, manufactured in compliance with all applicable laws and of acceptable quality. We do not have long-term contracts with any supplier and are not likely to enter into these contracts in the foreseeable future. In addition, many of the smaller vendors that we use have limited resources, production capacities and operating histories. As a result, we are subject to the following risks, which could have a material adverse effect on our business:

•	our key vendors may fail or be unable to expand with us;

•	we may lose or cease doing business with one or more key vendors;

•	our current vendor terms may be changed to require increased payments in advance of delivery, and we may not be able to fund such payments through our current credit facility; or

•	our ability to procure products may be limited.

      A portion of dELiA*s merchandise is sourced from factories in the Far East and Latin America. These goods are, and will be, subject to existing or potential duties, tariffs or quotas that may limit the quantity of some types of goods which may be imported into the United States from countries in those regions. We will increasingly compete with other companies for production facilities and import quota capacity. Sourcing more merchandise abroad will also subject our business to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks and local political issues. Our future performance will be subject to these factors, which are beyond our control. Although a diverse domestic and international market exists for the kinds of merchandise sourced by us, there can be no assurance that these factors would not have a material adverse effect on our results of operations. We believe that alternative sources of supply would be available in the event of a supply disruption in one or more regions of the world. However, we do not believe that, under current circumstances, entering into committed alternative supply arrangements is warranted, and there can be no assurance that alternative sources would in fact be available at any particular time.

We must effectively manage our vendors to minimize inventory risk and maintain our margins.

      We seek to avoid maintaining high inventory levels in an effort to limit the risk of outdated merchandise and inventory write-downs. If we underestimate quantities demanded by our customers and our vendors cannot restock, then we may disappoint customers who may then turn to our competitors. We require many of our vendors to meet minimum restocking requirements, but if our vendors cannot meet these requirements and we cannot find alternative vendors, we could be forced to carry more inventory than we have in the past.

Our risk of inventory write-downs would increase if we were to hold large inventories of merchandise that prove to be unpopular.

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

      We currently depend on third parties for important aspects of our business. We have limited control over these third parties, and we are not their only client. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our business effectively.

We depend on our key personnel to operate our business, and we may not be able to hire enough additional management and other personnel to manage our growth.

      Our performance is substantially dependent on the continued efforts of our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could adversely affect our business. Additionally, we must continue to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

We may be required to collect sales tax in our direct marketing operations.

      At present, we do not collect sales or other similar taxes in respect of direct shipments of goods to consumers into most states. However, various states or foreign countries may seek to impose state sales tax collection obligations on out-of-state direct mail companies. Additionally, dELiA*s has been named as a defendant in an action by the Attorney General of the State of Illinois for failure to collect sales tax on purchases made online. We can give no assurance that other states in which dELiA*s maintains a retail store will not take similar action, and can give no assurance regarding the results of any such action. A successful assertion by one or more states that we or one or more of our subsidiaries should have collected or be collecting sales taxes on the direct sale of our merchandise could have a material adverse effect on our business

We could face liability from, or our ability to conduct business could be adversely affected by, government and private actions concerning personally identifiable data, including privacy.

      Our direct marketing and database dependent businesses are subject to federal and state regulations regarding maintenance of the confidentiality of the names and personal information of our customers and the individuals included in our database. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on our websites may adversely affect our business. For example, COPPA currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face civil penalties. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the company. If one or more attorneys general were to determine that our privacy policies fail to conform with state law, we also could face fines or civil penalties, any of which could adversely affect our business.

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

      To the extent that our activities or the activities of third-party contractors involve the storage and transmission of information, such as credit card numbers, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. These claims could result in substantial costs and a diversion of our management’s attention and resources.

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

Our stock could be delisted from the NASDAQ National Market, which could reduce the liquidity of our common stock and cause our stock price to decline.

      As a result of the late filing of this Annual Report on Form 10-K, we received a notice from the NASDAQ staff indicating that we are no longer in compliance with the requirements for continued listing on the NASDAQ National Market, and that, as a result, our common stock is subject to delisting from the NASDAQ National Market. While we believe that the filing of this Annual Report on Form 10-K will bring us into compliance with applicable NASDAQ listing requirements, and that our request for continued listing will be granted, we can give no assurance that NASDAQ will grant our request for continued listing. If NASDAQ declines our request, our common stock could be delisted from the NASDAQ National Market, which could adversely affect our stock’s liquidity and cause our stock price to decline.

We are a defendant in class action and other lawsuits and defending these litigations could hurt our business.

      We have been named as a defendant in a securities class action lawsuit relating to the allocation of shares by the underwriters of our initial public offering. We also have been named as a defendant in several purported securities class action lawsuits which have been consolidated by the court. The allegations include, without limitation, misrepresentation of our business and financial condition and results of operations during the period

March 16, 2001 through January 23, 2003. For more information see Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

      Additionally, dELiA*s has been named as a defendant in a False Claims Act action brought by the Illinois Attorney General for its alleged failure to collect sales taxes on direct sales to Illinois residents.

      While we believe there is no merit to these lawsuits and intend to defend them vigorously, defending against them could result in substantial costs and a diversion of our management’s attention and resources, which could hurt our business. In addition, if we lose any of these lawsuits, or settle any of them on adverse terms, or on terms outside of our insurance policy limits, our stock price may be adversely affected.

Terrorist attacks and other acts of wider armed conflict may have an adverse effect on the United States and world economies and may adversely affect our business.

      Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have an adverse effect on our business, results of operations or financial condition. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact the Internet or our physical facilities could significantly affect our business and thereby impair our ability to achieve our expected results. Further, the adverse effects that such violent acts and threats of future attacks could have on the United States and world economies could similarly have a material adverse effect on our business, results of operations and financial condition. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further disrupt our operations and result in a material adverse effect on our business, results of operations and overall financial condition.

Delaware law and our organizational documents and stockholder rights plan may inhibit a takeover.

      Provisions of Delaware law, our Restated Certificate of Incorporation or our bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

      In addition, our Board of Directors has adopted a stockholder rights plan, the purpose of which is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to all of our stockholders. The rights plan may have the effect of dissuading a potential acquirer from making an offer for our common stock at a price that represents a premium to the then current trading price.

Item 2.	Properties

      The following table sets forth information regarding the principal facilities, excluding retail stores, that we used during fiscal 2003. Except for the property in Hanover, PA, which we own, all such facilities are leased. We believe our facilities are well maintained and in good operating condition.

		Appr. Sq.
Location	Use	Footage

New York, NY	Corporate office	40,000
Chicago, IL	Advertising and sales office	16,000
Los Angeles, CA	Advertising and sales office	7,400
Santa Barbara, CA	Market Place Media	20,000
Boston, MA	Advertising and sales office	18,000
Mt. Vernon, IN	Dan’s Comp general office, call center, warehouse	40,000
Cranbury, NJ	360 Youth general office, AMP warehouse	80,000
New York, NY	dELiA*s general office space	36,000
Westerville, OH	Call center	15,000
Hanover, PA	Warehouse and fulfillment center	360,000

Item 3.	Legal Proceedings

      On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our common stock between May 14, 1999 and December 6, 2000 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934 (the “’34 Act”) and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, plaintiff filed an amended complaint against us, the individual defendants and the underwriters of our initial public offering. The amended complaint asserts violations of Section 10(b) of the ’34 Act and mirrors allegations asserted against scores of other issuers sued by plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson have been dismissed from the litigation without prejudice. In accordance with the Court’s case management instructions, we joined in a global motion to dismiss the amended complaints, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to us, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Accordingly, the remaining claim against us will focus solely on whether the registration statement filed in connection with our initial public offering contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statement therein not misleading. Although we have not retained a damages expert at this time, the dismissal of the Section 10(b) claim likely will reduce the potential damages that plaintiffs can claim. Management believes that the remaining allegations against us are without merit. We and the individual defendants have retained Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC in connection with this matter. We participated in the Court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. To this end, a memorandum of understanding setting forth the proposed terms of a settlement was signed by counsel to several issuers, including our counsel, which is not binding upon us. In a press release dated June 26, 2003, plaintiffs’ counsel announced that the memorandum of understanding had been signed, and that the process of obtaining the approval of all parties to the settlement was underway. We are participating in that process. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing.

      On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly were filed on behalf of persons who purchased our common stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of the ’34 Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by us to the market between August 1, 2002 and January 23, 2003. At a conference held on May 30, 2003, the Court consolidated the actions described above. On August 5, 2003, Plaintiffs filed a consolidated class action complaint (the “Consolidated Complaint”) naming the same defendants, which supersedes the initial complaint. Relying in part on information allegedly obtained from former employees, the Consolidated Complaint alleges, among other things, misrepresentations of our business and financial condition and the results of operations during the period from March 16, 2001 through January 23, 2003 (the “class period”), which artificially inflated the price of our stock, including without limitation, improper acceleration of revenue, misrepresentation of expense treatment, failure to properly account for and disclose consignment transactions, and improper deferral of expense recognition. The Consolidated Complaint further alleges that during the class period the individual defendants and the Company sold stock and completed acquisitions using our stock. We and the individual defendants filed a joint answer to the Consolidated Complaint on September 26, 2003. The individual defendants have retained the law firm of Cahill, Gordon & Reindel in connection with this matter. We have retained the law firm of Katten Muchin Zavis Rosenman in connection with this matter. Management believes that the allegations against the Company and Messrs. Diamond, Gradess and Johnson are without merit and intends to vigorously defend the action.

      dELiA*s currently is party to a purported class action litigation, which originally was filed in two separate complaints in Federal District Court for the Southern District of New York in 1999 against dELiA*s Inc. and certain of its officers and directors. These complaints were consolidated. The consolidated complaint alleges, among other things, that the defendants violated Rule 10b-5 under the ‘34 Act by making material misstatements and by failing to disclose certain allegedly material information regarding trends in the business during part of 1998. The parties have reached an agreement on a full settlement of the action, which was approved by the court on April 21, 2004. The entire settlement amount will be covered by dELiA*s insurance carrier.

      On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s alleged failure to collect and remit use tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. dELiA*s has retained the law firm of Katten Muchin Zavis Rosenman in connection with this matter. Management believes the proceedings are without merit and intends to defend the action vigorously.

      We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 4.	Submission of Matters to Vote of Security Holders

      No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock has traded on The NASDAQ National Market under the symbol “ALOY” since our initial public offering in May 1999. The last reported sale price for our common stock on May 21, 2004 was $4.75 per share. The table below sets forth the high and low sale prices for our common stock during the periods indicated.

	Common
	Stock Price

	High	Low

FISCAL 2002 (Ended January 31, 2003)
First Quarter	$21.38	$10.55
Second Quarter	14.76	8.90
Third Quarter	11.50	6.81
Fourth Quarter	14.75	4.15
FISCAL 2003 (Ended January 31, 2004)
First Quarter	$6.35	$4.28
Second Quarter	8.00	5.85
Third Quarter	7.40	4.04
Fourth Quarter	5.69	4.11

      These prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As discussed herein (See Risk Factor “Risks Relating To Our

Common Stock”), the Company is at risk of being delisted from The NASDAQ National Market. If such delisting occurs, no assurance can be given that a liquid trading market will be available to our shareholders.

Stockholders

      As of May 14, 2004, there were approximately 142 holders of record of our common stock.

Dividends

      We have never declared or paid cash dividends on our capital stock. Currently, we intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

      On or about April 10, 2003, we issued an aggregate of 1,545,947 shares of common stock to MarketSource Corporation, a Delaware corporation, as performance based consideration for our prior acquisition of substantially all of the assets used in its 360 Youth business.

      On or about November 10, 2003, as performance based consideration for our prior acquisition of all of the issued and outstanding capital stock of Target Marketing & Promotions, Inc., a Massachusetts corporation (“Target”), we issued an aggregate of 619,101 shares of common stock to the two former owners of Target.

      The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the registration requirements of Section 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving a public offering. No underwriters were involved in the foregoing sales of securities.

Equity Compensation Plan Information

      The following table contains information about our equity compensation plans as of January 31, 2004.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	Be Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity Compensation Plans Approved by Stockholders(1)	6,805,920	10.37	9,296,576
Equity Compensation Plans Not Approved by Stockholders(2)	994,735	6.58	983,765

(1)	Consists of our Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (the “1997 Plan”), our 1999 Employee Stock Purchase Plan, the dELiA*s Amended and Restated 1996 Stock Incentive Plan, the dELiA*s 1998 Stock Incentive Plan, and the iTurf 1999 Amended and Restated Stock Incentive Plan, each as amended to date.

(2)	Consists of our Amended and Restated 2002 Incentive and Non-Qualified Stock Option Plan, as amended (the “2002 Plan”). The material features of the 2002 Plan are described in Note 14 to the consolidated financial statements referenced in Item 8 of this Annual Report on Form 10-K and presented in the annex hereto.

Item 6.	Selected Financial Data.

      The following selected financial data are derived from our consolidated financial statements and notes thereto. Selected financial data should be read in conjunction with our Financial Statements and the corresponding Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,

	2000	2001	2002	2003	2004

	(In thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA(1):
Net direct marketing revenues(2)	$30,952	$76,736	$124,052	$167,572	$156,821
Retail stores revenues(2)	—	—	—	—	30,103
Sponsorship and other activities revenues(2)	2,912	14,452	41,570	131,758	185,024

Total revenues	33,864	91,188	165,622	299,330	371,948
Cost of revenues	13,765	37,757	68,858	145,148	189,379

Gross profit	20,099	53,431	96,764	154,182	182,569
Operating expenses:
Selling and marketing	30,520	60,814	81,829	108,791	145,715
General and administrative	5,423	10,659	13,516	17,240	33,970
Amortization of goodwill and other intangible assets	332	8,573	18,316	5,554	7,887
Impairment of goodwill and other indefinite-lived intangible assets	—	—	—	—	60,638
Impairment of other long-lived assets	—	—	—	—	1,315
Restructuring charges	—	—	—	2,571	730

Total operating expenses	36,275	80,046	113,661	134,156	250,255

(Loss) income from operations	(16,176)	(26,615)	(16,897)	20,026	(67,686)
Interest income (expense), net	1,307	1,119	935	1,700	(2,003)
Realized (loss) gain on sale of marketable securities and write-off of investments	—	(4,193)	658	97	(247)
Provision (benefit) for income taxes	—	—	296	(1,472)	5,279

Net (loss) income	$(14,869)	$(29,689)	$(15,600)	$23,295	$(75,215)
Non-cash charge attributable to beneficial conversion feature of preferred stock issued(3)	—	—	6,745	—	—
Preferred stock dividends and accretion of discount	13	—	3,013	2,100	1,944

Net (loss) income attributable to common stockholders	$(14,882)	$(29,689)	$(25,358)	$21,195	$(77,159)

	Year Ended January 31,

	2000	2001	2002	2003	2004

	(In thousands, except share and per share data)
Basic net (loss) earnings attributable to common stockholders per common share(4)	$(1.17)	$(1.61)	$(1.02)	$0.55	$(1.87)

Weighted average basic common shares outstanding	12,718,318	18,460,042	24,967,678	38,436,256	41,175,046

Diluted net (loss) earnings attributable to common stockholders per common share(4)	$(1.17)	$(1.61)	$(1.02)	$0.53	$(1.87)

Weighted average diluted common shares outstanding	12,718,318	18,460,042	24,967,678	40,071,412	41,175,046

(1)	See Note 3 to the consolidated financial statements for a description of the effect of our acquisitions on the comparability of our selected financial information.

(2)	See Note 19 to the consolidated financial statements for financial data by reportable segment. In 2002, we changed the composition of our reportable segments. As a result, the amounts in the 2000 and 2001 segment disclosures have been restated to conform to the 2002 composition of reportable segments.

(3)	See Note 11 to the consolidated financial statements for a description of the beneficial conversion features of our Series A and Series B Convertible Preferred Stock. The net loss attributable to common stockholders reflects the intrinsic value of the realization of a contingent beneficial conversion feature of preferred stock issued.

(4)	See Note 16 to the consolidated financial statements for an explanation of the determination of the number of common shares used in computing the amount of basic and diluted net loss per common share and net loss attributable to common stockholders per common share.

	January 31,

	2000	2001	2002	2003	2004

	(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$12,702	$9,338	$61,618	$35,187	$27,273
Working capital	30,179	25,400	65,430	45,737	32,292
Total assets	57,668	106,908	310,207	434,600	449,391
Long-term debt and capital lease obligation, less current portion	—	103	358	93	743
Convertible redeemable preferred stock, net	—	—	15,046	15,550	14,434
Senior Convertible Debentures Due 2023	—	—	—	—	69,300
Total stockholders’ equity	45,208	88,282	249,734	345,442	281,295

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and the related Notes included elsewhere in this Annual Report on Form 10-K. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those in Item 1 of Part I, “Business — Risk Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10K.

Executive Summary and Outlook

      Fiscal 2003 was a transitional year for us. As was the case in prior years, we completed several acquisitions in fiscal 2003; however, our acquisition of dELiA*s Corp. in September 2003 was unique. Not only was it our first acquisition of a business with retail stores, but it was also our first acquisition of a business that was losing significant amounts of money. During the fourth quarter of fiscal 2003, we decided to close the catalog operations of our Girlfriends LA and Old Glory brands, both of which we acquired in fiscal 2002, in order to focus on our core direct marketing brands — dELiA*s and Alloy for girls, and CCS and Dan’s Comp for boys. We also made the decision to reduce the number of catalogs we mailed in fiscal 2003 in an effort to focus circulation on the more productive names in the database to drive more profitable direct marketing segment operations. Although we expected revenues of Alloy’s catalog titles to be lower as a result of this decision, we did not expect the sharp year-over-year decline in response rates we experienced for catalogs mailed during the second half of the year. We attribute the response rate decline primarily to merchandise selections that did not receive expected levels of customer demand. The result of reduced catalog circulation and lower response rates was a significant drop in revenues of our direct marketing segment in Alloy’s legacy titles, which was partially offset by the sales generated by dELiA*s direct marketing operations after the acquisition.

      Primarily as a result of the write-down of goodwill and other indefinite-lived intangible assets in our direct marketing segment, which resulted from our annual evaluation of segment goodwill and other indefinite-lived intangible assets, along with the write-down of trademarks in our sponsorship and other segment, the losses associated with the acquired dELiA*s operations, the performance downturn in our other catalog titles, and increased corporate expenses due to our enlarged business and costs we faced as a result of increased litigation and our internal investigation, we transitioned from income from operations of $20.0 million in fiscal 2002 to a loss from operations in fiscal 2003 of $67.7 million. Although our financial performance declined materially in fiscal 2003, and we are still evaluating dELiA*s’ overall operations, in particular its retail stores, we believe that the synergies we expect to result from combining operations and leveraging our scale, selling across our combined databases while controlling the absolute number of catalogs mailed, and moving the majority of our fulfillment operations in house by making use of dELiA*s’ warehouse and fulfillment operations in Hanover, Pennsylvania should begin to be demonstrated in fiscal 2004.

      We believe that our available cash and marketable investments aggregating approximately $46.3 million at January 31, 2004 and other working capital and cash flows from operating activities will be sufficient to meet our operating and capital requirements for at least the next 24 months. At the end of fiscal 2003, we had working capital of $32.3 million, which included unrestricted cash, cash equivalents, and short-term investments of $46.3 million. This compares with working capital of $45.8 million, including cash, cash equivalents and short-term investments of $50.8 million at the end of fiscal 2002. The primary reasons for these decreases are our repayment of acquired company debt, our capital expenditures, our repurchase of common stock and our cash used for corporate acquisitions in fiscal 2003, which was partially offset by our sale of $69.3 million of our Debentures (See Liquidity and Capital Resources).

      Since September 2003, we have focused significant attention on evaluating and improving the acquired dELiA*s operations. As part of that evaluation, management has completed its assessment and estimated store exit, lease costs, and severance related to 17 under performing dELiA*s retail stores. We also continue to evaluate our legacy direct marketing businesses and continue to review the expansion of our sponsorship and other businesses. After the addition of our new chief executive officer of our Retail and Direct Consumer division who joined in October, a number of key management changes have been made in strategic areas to establish the creative, buying and planning teams necessary to execute the successful selection and presentation of merchandise to gain consumer acceptance. We have also added a number of individuals in our sponsorship divisions as a result of acquisitions and other hires. We believe that these individuals are highly qualified for the positions for which they were hired and bring with them extensive cross-functional management skills. We also plan to remain focused in our previously announced efforts to separate our media and merchandising businesses at an opportune time in the foreseeable future.

      We believe that the benefits of these strategic efforts will begin to be seen with our customers during fiscal 2004.

      Finally, during the fourth quarter of fiscal 2003, our Audit Committee, with the assistance of the law firm Mayer, Brown, Rowe & Maw, LLP and the forensic accounting firm Huron Consulting Group LLC, conducted an investigation into the allegations of accounting irregularities raised in the consolidated class action complaint filed against Alloy in August 2003 and the derivative action filed in October 2003. We are pleased to report that the investigation did not result in the substantiation of any of the allegations. Unfortunately, the costs of the investigation were quite high, and were a contributing factor to our fiscal 2003 operating loss.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      In December 2001, the SEC requested that all registrants list their three to five most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. We believe, however, the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      Direct marketing revenues are recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon our return policy, historical experience and evaluation of current sales and returns trends. Merchandise revenues also include shipping and handling billed to customers. Shipping and handling costs are reflected in Selling and Marketing expenses in the accompanying consolidated statements of operations, and approximated $11.8 million, $14.7 million and $12.9 million for fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

      Retail store revenues are recognized at the point of sale, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon our return policy, historical experience and evaluation of current sales and returns trends.

      Sponsorship revenues consist primarily of advertising provided for third parties in our media properties or via marketing events or programs we execute on the advertiser’s behalf. Revenue under these arrangements is recognized, net of the commissions and agency fees, when the underlying advertisement is published, broadcasted or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an “impression” or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized as earned pro rata on a monthly basis over the estimated economic life of the catalog. Billings in advance of advertising delivery are deferred until earned.

      Other revenues consist of book development/publishing revenue and other service contracts. Publishing revenues are recognized upon publication of each property. Service revenues are recognized as the contracted services are rendered. In our advertising placement activities, an analysis of our pricing and collection risk, among other tests, is made to determine whether revenue is reported on a gross or net basis.

Catalog Costs

      Catalog costs consist of catalog production and mailing costs. Catalog costs are capitalized and charged to expense over the expected future revenue stream, which is principally three to four months from the date the catalogs are mailed.

      An estimate of the future sales dollars to be generated from each individual catalog drop is used in our catalog costs policy. The estimate of future sales is calculated for each catalog drop using historical trends for similar catalog drops mailed in prior periods as well as the overall current sales trend for the catalog brand. This estimate is compared with the actual sales generated-to-date for the catalog drop to determine the percentage of total catalog costs to be classified as prepaid on our consolidated balance sheets. Prepaid Catalog Costs on the consolidated balance sheets and Selling and Marketing Expenses on the consolidated statements of operations and comprehensive (loss) income are affected by these estimates.

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

Allowance for Doubtful Accounts

      A portion of our accounts receivable will not be collected due to customer credit issues and bankruptcies. We provide reserves for these situations based on the evaluation of the aging of our accounts receivable portfolio and a customer-by-customer analysis of our high risk customers. Our reserves contemplate our historical write-offs on receivables, specific customer situations, and the economic environments in which we operate. Estimating an allowance for doubtful accounts requires significant management judgment and is dependent upon the overall economic environment and our customer viability. These estimates affect the balance of Accounts Receivable on our consolidated balance sheets and Selling and Marketing Expenses on our consolidated statements of operations and comprehensive (loss) income.

Goodwill and Intangible Assets

      Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, was being amortized on a straight-line basis over the expected future periods to be benefited, ranging from three to five years. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, which eliminates amortization of goodwill and intangible assets deemed to have indefinite lives, and requires these assets to be subject to annual impairments tests. Intangible assets consist of trademarks, mailing lists, customer relationships, noncompetition agreements, websites and marketing rights acquired in connection with our business acquisitions. Trademarks currently have indefinite lives; however, the other identified intangible assets are amortized over their expected benefit periods, ranging from two to eight years.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

      Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is designed to identify potential impairment by comparing the fair value of a reporting unit (generally, our reportable segments) with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we obtain appraisals from an independent valuation firm. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

      Using these methods, during the fourth quarter of fiscal 2003 we completed our annual impairment review and recorded a $56.7 million charge to reduce the carrying value of goodwill in our direct marketing segment and an approximate $1.9 million and $2.0 charge to reduce the carrying value of other indefinite-lived intangible assets in our direct marketing segment and sponsorship and other segment, respectively. The combined $60.6 million charge is reflected as a component of operating income in the accompanying consolidated statement of operations.

      Considerable management judgment is necessary to estimate the fair value of our reporting units which may be impacted by future actions taken by us and our competitors and the economic environment in which we operate. These estimates affect the balance of Goodwill and Intangible and Other Assets on our consolidated balance sheets and Operating Expenses on our consolidated statements of operations and comprehensive (loss) income.

Impairment of Long-Lived Assets

      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which the Company adopted in 2002, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Pursuant to SFAS No. 144, the Company performed an analysis of the recoverability of certain long-lived assets during the fourth quarter of fiscal 2003 and recorded an asset impairment charge of $1.3 million in the direct marketing segment. We determined that the carrying amounts of the non-competition agreement of $144,000 related to Old Glory, the website of $31,000 related to Old Glory and the non-competition agreement of $23,000 related to Girlfriends LA were impaired as we plan to discontinue marketing our Old Glory and Girlfriends LA brands. Other assets of these businesses, namely mailing lists, were not deemed impaired as they are and can be used by other parts of our direct marketing segment. In addition, the future cash flows related to Dan’s Comp could not fully support the carrying amount of Dan’s Comp’s long-lived assets. As a result, an impairment charge related to the non-competition agreement of $209,000, property and equipment of $159,000, and mailing list of $749,000 was recorded.

Results of Operations and Financial Condition

Consolidated Results of Operations

      The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	Year Ended January 31,

	2002	2003	2004

STATEMENTS OF OPERATIONS DATA
Net direct marketing revenues	74.9%	56.0%	42.2%
Retail stores revenues	—	—	8.1
Sponsorship and other revenues	25.1	44.0	49.7
Total revenues	100.0	100.0	100.0
Cost of revenues	41.6	48.5	50.9
Gross profit	58.4	51.5	49.1
Operating expenses:
Selling and marketing	49.4	36.3	39.2
General and administrative	8.2	5.8	9.1
Amortization of goodwill and other intangible assets	11.0	1.9	2.1
Impairment of goodwill and other indefinite-lived intangible assets	—	—	16.3
Impairment of long-lived assets	—	—	0.4
Restructuring charges	—	0.8	0.2
Total operating expenses	68.6	44.8	67.3
(Loss) income from operations	(10.2)	6.7	(18.2)
Interest income (expense), net	0.6	0.6	(0.5)
Realized gain (loss) on available-for-sale marketable securities and write-off of investments	0.4	—	(0.1)
Provision (benefit) for income taxes	(0.2)	0.5	1.4
Net (loss) income	(9.4)	7.8	(20.2)
Non-cash charge attributable to beneficial conversion feature of preferred stock issued	4.1	—	—
Preferred stock dividends and accretion of discount	1.8	0.7	0.5
Net (loss) income attributable to common stockholders	(15.3)%	7.1%	(20.7)%

Segment Results of Operations

      The tables below present our revenues and operating income (loss) by segment for each of fiscal 2001, fiscal 2002, and fiscal 2003.

	For Years Ended January 31,			Percent Change

	2002	2003	2004	2002 vs 2003	2003 vs 2004

	Revenue			Revenue

Net direct marketing	$124,052	$167,572	$156,821	35.1%	(6.4)%
Retail stores	—	—	30,103	—	NM
Sponsorship and other	41,570	131,758	185,024	217%	40.4%

Total Revenues	$165,622	$299,330	$371,948	80.7%	24.3%

	For Years Ended January 31,			Percent Change

	2002	2003	2004	2002 vs 2003	2003 vs 2004

	Operating (Loss) Income			Operating (Loss) Income

Direct marketing	$(9,967)	$3,108	$(63,296)	NM	NM
Retail stores	—	—	(2,574)	—	NM
Sponsorship and other	4,922	29,210	25,258	493.5%	(13.5)%
Corporate	(11,852)	(12,292)	(27,074)	(3.7)	120.3

Total operating (loss) income	$(16,897)	$20,026	$(67,686)	NM	(438.0)%

NM-Not meaningful

Fiscal 2003 Compared with Fiscal 2002

Revenues

      Total Revenues. Total revenues increased 24.3% to $371.9 million for fiscal 2003 from $299.3 million for fiscal 2002.

      Direct Marketing Revenues. Direct marketing revenues decreased 6.4% to $156.8 million from $167.6 million in fiscal 2002. Revenue from our Alloy, Girlfriends LA, CCS, and Dan’s Comp brands decreased as a result of both a planned decline in catalog circulation following our acquisition of dELiA*s and lower customer response rates to the catalogs we did mail during the second half of the fiscal year due to less desirable merchandise assortments. We acquired dELiA*s in September 2003 primarily to improve catalog circulation productivity by overlaying similar name databases; add a strong, teen-focused brand; and capitalize on cost-saving opportunities in combining the businesses. dELiA*s direct marketing revenue from September 2003 through the end of fiscal 2003 totaled $29.4 million, which partially offset the decreased sales in our other brands.

      Retail Stores Revenues. Retail stores revenues totaled $30.1 million for fiscal 2003 compared with none for fiscal 2002. The retail stores revenue was generated solely from dELiA*s 61 retail stores. We owned no retail stores prior to our acquisition of dELiA*s in September 2003.

      Sponsorship and Other Activities Revenues. Sponsorship and other activities revenues increased 40.4% to $185.0 million in fiscal 2003 from $131.8 million in fiscal 2002. The increase was the result of three main factors:

•	the addition of On Campus Marketing’s (“OCM”) revenue from the date of its acquisition in May 2003;

•	the twelve months of revenue from Market Place Media (“MPM”) during fiscal 2003 compared with the five and one half months of revenue from MPM during fiscal 2002; and

•	our expanding client base and our strengthened client relationships within our promotional marketing business units.

Cost of Revenues

      Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse and retail stores, together with the direct costs attributable to the sponsorship and advertising programs we provide and the marketing publications we produce. Our cost of revenues increased 30.5% in fiscal 2003 to $189.4 million from $145.1 million in fiscal 2002. The increase in cost of revenues was due primarily to the additional costs of goods sold by OCM (acquired in May 2003), a full year’s cost of revenues for our MPM ad placement business, and the cost of merchandise sold by dELiA*s (acquired in September 2003), offset partially by decreases in cost of goods sold related to the revenue declines of the Alloy, Girlfriends LA, CCS and Dan’s Comp direct marketing brands.

      Our gross profit as a percentage of total revenues decreased to 49.1% in fiscal 2003 from 51.5% in fiscal 2002. This decrease was due primarily to the lower gross margin profile of our sponsorship and other revenues as an increased proportion of these revenues were generated from our lower gross margin advertising placement and event and field marketing activities. In addition, gross margins within our sponsorship business units declined due to more competitive market conditions in fiscal 2003, which required us to reduce our margins to win sponsorship business contracts. Gross profit percentages may fluctuate significantly in future periods due primarily to the changing revenue contributions of our different sponsorship activities.

Total Operating Expenses

      Selling and Marketing. Selling and marketing expenses consist primarily of our catalog production and mailing costs, our call centers and fulfillment operations expenses, dELiA*s retail store costs, freight costs to deliver goods to our merchandise customers, compensation of our sales and marketing personnel, marketing costs, and information technology expenses related to the maintenance and marketing of our websites and support for our advertising sales activities. These selling and marketing expenses increased 33.9% to $145.7 million for fiscal 2003 from $108.8 million for fiscal 2002 primarily due to:

•	the inclusion of dELiA*s selling and marketing expenses since September 2003;

•	the inclusion of OCM’s selling and marketing expenses since its acquisition in May 2003;

•	increased information technology spending to support our expanded advertising sales force;

•	increased occupancy expenses of our expanded advertising sales and execution staff; and

•	the hiring of additional sales and marketing personnel.

      As a percentage of total revenues, our selling and marketing expenses increased to 39.2% for fiscal 2003 from 36.3% for fiscal 2002 due to reduced catalog productivity (revenues per book circulated) and the high selling and marketing expenses as a percentage of revenues of dELiA*s unprofitable retail store operations. Fulfillment expenses, including credit card processing charges, decreased 10.1% to $26.3 million for fiscal 2003 from $29.5 million for fiscal 2002 due to decreased revenues in the direct marketing segment and dELiA*s more efficient in-house fulfillment operations. We expect fulfillment expenses to decrease further in fiscal 2004 as we transition all of our fulfillment operations for our Alloy and CCS units from New Roads to our dELiA*s in-house fulfillment operations.

      As a percentage of net direct marketing revenues, fulfillment expenses decreased to 15.4% in fiscal 2003 from 17.6% in fiscal 2002.

      General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 97.0% to $34.0 million in fiscal 2003 from $17.2 million for fiscal 2002. The increase in general and administrative expenses primarily was driven by:

•	the addition of OCM’s expenses since the acquisition date;

•	the inclusion of dELiA*s expenses since September 4, 2003, the acquisition date;

•	an increase in compensation expense for additional personnel to handle our growing business;

•	the costs of our Audit Committee’s investigation into the alleged accounting irregularities; and

•	increased expenses associated with growing a public company such as professional fees, insurance premiums, occupancy costs due to office expansions, and telecommunications costs.

      Our general and administrative expenses increased to 9.1% as a percentage of total revenues for fiscal 2003 from 5.8% for fiscal 2002, due primarily to the addition of high general and administrative expenses as a percentage of revenues in the acquired dELiA*s business. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations.

      Amortization of Intangible Assets. Amortization of intangible assets was approximately $7.9 million for fiscal 2003 as compared with $5.6 million for fiscal 2002. In fiscal 2002, we adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an annual impairment review of such assets. The increase in intangible asset amortization is due to our acquisition activities during the last twelve months and the associated allocation of purchase price to amortizable identified intangible assets. All of our acquisitions have been accounted for under the purchase method of accounting.

      Goodwill and Other Indefinite-Lived Intangible Asset Impairment. Due to the decline in catalog response rates, operating profit and cash flows were lower than expected during fiscal 2003. Based on that trend, as well as the addition and integration of dELiA*s, the projected cash flows could not support the goodwill within the direct marketing reporting unit. During the fourth quarter of fiscal 2003, a goodwill impairment charge of $56.7 million was recognized since the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill. Also, during the fourth quarter of fiscal 2003, an impairment charge for trademarks of $1.9 million and $2.0 million was recognized in the direct marketing segment and the sponsorship and other segment, respectively. In the direct marketing segment, the trademark impairment charge of $1.9 million was recognized since the carrying value of the reporting unit’s trademarks was greater than the fair value of the reporting unit’s trademarks. In the sponsorship and other segment, an impairment charge of $1.0 million was recorded since the carrying value of the reporting unit’s trademarks was greater than the fair value of the reporting units trademarks and an additional $1.0 impairment charge was recognized due to the discontinued use of certain trademarks.

      Impairment of Other Long-Lived Assets. As a result of triggering events such as the planned discontinuance of the Old Glory and Girlfriends LA catalog brands, we performed an analysis pursuant to SFAS No. 144 of the recoverability of long-lived assets in the direct marketing segment during the fourth quarter of fiscal 2003. As a result of this analysis, we recorded an asset impairment charge of $1.3 million in the direct marketing segment. Alloy determined that the carrying amounts of the non-competition agreement of $144,000 related to Old Glory, the website of $31,000 related to Old Glory and the non-competition agreement of $23,000 related to Girlfriends LA were impaired as we plan to discontinue marketing our Old Glory and Girlfriends LA brands. In addition, the future cash flows related to Dan’s Comp could not fully support the carrying amount of Dan’s Comp’s long-lived assets. As a result, an impairment charge related to the non-competition agreement of $209,000, property and equipment of $159,000, and mailing list of $749,000 was recorded.

      Restructuring Charges. During the first quarter of fiscal 2003, we made the strategic decision to outsource substantially all of our fulfillment activities for our Girlfriends LA unit to New Roads. We determined that we would not be able to sublease our existing fulfillment facilities due to real estate market conditions. As a result, and in accordance with SFAS No. 146 and SFAS No. 144, we recognized a first quarter charge of approximately $380,000 in our direct marketing segment, representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. During the third quarter of fiscal 2003, we made the strategic decision to transfer substantially all of our call center and fulfillment activities for our Alloy and CCS units from New Roads, a third party service provider, to our recently acquired distribution center in Hanover, Pennsylvania and call center in Westerville, Ohio. As a result, we were required to pay New Roads an exit fee. We recognized a charge of approximately $351,000 in the third quarter of 2003 in our direct marketing segment, representing the contractual exit payment. During the fourth quarter of fiscal 2002, we wrote off an abandoned facility lease and equipment no longer required in our business operations when we determined that we could not exit the lease or sublease the space. As a result, we took a fourth quarter charge of $2.6 million. We will continue to review our operations to determine the necessity of our facilities, equipment and personnel.

Income (Loss) from Operations

      Total Income (Loss) from Operations. Our loss from operations was $67.7 million for fiscal 2003 while our income from operations was $20.0 million for fiscal 2002. The transition from operating income to operating loss is primarily due to the goodwill impairment, the incurrence of operating losses in our direct marketing business, the loss from the dELiA*s retail operations, increased corporate expenses, and increased depreciation and amortization expenses.

      Income (Loss) from Direct Marketing Operations. Our loss from direct marketing operations was $63.3 million for fiscal 2003 while our income from direct marketing operations was $3.1 million for fiscal 2002. The transition from direct marketing operating income to direct marketing operating loss is primarily a result of goodwill impairment and lower revenues resulting from reduced catalog circulation and reduced productivity in the catalogs we did circulate.

      Loss from Retail Stores Operations. Our loss from retail stores operations was $2.6 million in fiscal 2003. The loss was generated from the dELiA*s retail stores acquired in September 2003.

      Income from Sponsorship and Other Activities Operations. Our income from sponsorship and other operations decreased 13.5% to $25.3 million for fiscal 2003 from $29.2 million for fiscal 2002 due primarily to the increased amortization of acquired intangible assets and the impairment of trademarks.

Interest Income (Expense), Net

      In fiscal 2003, we generated interest income of $687,000 and $2.7 million of interest expense, primarily related to the issuance in July and August 2003 of our 5.375% Convertible Senior Debentures due August 1, 2023 (the “Debentures”). In fiscal 2002, we generated interest income of $1.7 million and had interest expense of $1,000. The decrease in interest income resulted primarily from lower cash and cash equivalents and available-for-sale marketable securities balances during fiscal 2003.

Realized Gain (Loss) on Marketable Securities and Write-off of Investments, Net

      Net realized gains on the sales of marketable securities were approximately $66,000 in fiscal 2003. In addition, we wrote off $313,000 of minority investments in private companies that either declared bankruptcy or ceased operations. Realized gains from sales of marketable securities in fiscal 2002 were approximately $97,000.

Income Tax Benefit (Expense)

      In fiscal 2003, we recorded an income tax expense of $5.3 million due to our decision to establish a valuation allowance for our net deferred tax asset of $5.2 million. The valuation allowance was established as a result of increased uncertainty over the realization of the deferred tax asset, in part as a result of the acquisition of dELiA*s. In fiscal 2002, we received an income tax benefit of $1.5 million due to the release of our valuation reserve in the fourth quarter due to the anticipated likelihood of future profits.

Fiscal 2002 Compared with Fiscal 2001

Revenues

      Total Revenues. Total revenues increased 80.7% to $299.3 million for fiscal 2002 from $165.6 million for fiscal 2001.

      Merchandise Revenues. Net merchandise revenues increased 35.1% to $167.6 million for fiscal 2002 from $124.1 million for fiscal 2001. This increase was due primarily to increased catalog circulation to our enlarged Generation Y database, which grew as a result of expanded exposure of our various catalog brands, as well as the acquisitions of Dan’s Comp in September 2001 and Girlfriends LA in March 2002.

      Sponsorship and Other Activities Revenues. Sponsorship and other activities revenues increased 217% to $131.8 million in fiscal 2002 from $41.6 million in fiscal 2001 primarily due to the selling efforts of our expanded advertising sales force and the broadened range of advertising and marketing services we were able to offer. Our sales force, client base and services were significantly augmented by the acquisitions of Market Place Media in July 2002 and 360 Youth and Target Marketing and Promotions in November 2001.

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

Total Operating Expenses

      Selling and Marketing. Selling and marketing expenses increased 33.0% to $108.8 million for fiscal 2002 from $81.8 million for fiscal 2001, due to the increased costs incurred in marketing, selling and shipping merchandise to our expanded database in greater volume; the hiring of additional sales and marketing personnel; the addition of sales staff associated with acquired media and marketing services businesses; and increased spending on website technical maintenance. As a percentage of total revenues, our selling and marketing expenses decreased to 36.3% for fiscal 2002 from 49.4% for fiscal 2001. This decrease was due primarily to more targeted merchandise marketing to our enlarged database, improved advertising sales force productivity and reduced general advertising and marketing activity. Fulfillment expenses including credit card processing charges rose 31.4% to $29.5 million for fiscal 2002 from $22.4 million for fiscal 2001 due to the increase in merchandise revenues. As a percentage of net merchandise revenues, fulfillment expenses decreased to 17.6% in fiscal 2002 from 18.1% in fiscal 2001 due mainly to improved labor requirement forecasting and productivity.

      General and Administrative. General and administrative expenses increased 27.4% to $17.2 million for fiscal 2002 from $13.5 million for fiscal 2001. The increase was attributable primarily to an increase in compensation expense for additional personnel to handle our growing business, together with administrative costs related to acquired companies and expenses associated with a growing public company such as increased professional fees, insurance premiums and public relations costs. As a percentage of total revenues, our general and administrative expenses decreased to 5.8% for fiscal 2002 from 8.2% for fiscal 2001 as we spread our overhead expenses across an enlarged revenue base.

      Amortization of Goodwill and Other Intangible Assets. Amortization of intangible assets was approximately $5.6 million for fiscal 2002 as compared with the amortization of goodwill and other intangible assets of $18.3 million for fiscal 2001. These costs have resulted from our acquisition activities, which commenced in fiscal 1999. All of our acquisitions have been accounted for under the purchase method of accounting. In fiscal

2002, we adopted Statement No. 142 which eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an annual impairment review of such assets. Accordingly, amortization expense decreased to $5.6 million in fiscal 2002, as compared with $18.3 million in fiscal 2001, as a result of adoption of this standard.

      Restructuring Charges. During the fourth quarter of fiscal 2002, we wrote off an abandoned facility lease and equipment no longer required in our business operations when we determined that we could not exit the lease or sublease the space. As a result, we took a fourth quarter charge of $2.6 million.

Income (Loss) from Operations

      Total Income (Loss) from Operations. Our income from operations was $20.0 million for fiscal 2002 while our loss from operations was $16.9 million for fiscal 2001. The transition from operating loss to operating income reflects greater efficiency in selling merchandise to our name database and achieving economies of scale in selling larger advertising and marketing services packages across a wider range of clients, together with the elimination of goodwill amortization. The fiscal 2001 loss from operations was due primarily to goodwill amortization.

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

Realized Gain on Marketable Securities, Net

      In fiscal 2002, realized gains from sales of marketable securities were approximately $97,000. In fiscal 2001, we unwound collars we had placed on 600,000 shares of Liberty Digital (LDIG) common stock and sold 628,000 shares of LDIG, thereby realizing a gain of $658,000, net of tax. The series of transactions resulted in a realized gain from sales of marketable securities.

Income Tax Benefit (Expense)

      In fiscal 2002, we received an income tax benefit of $1.5 million due to the release of our valuation reserve in the fourth quarter due to the anticipated likelihood of future profits. In fiscal 2001, we were subject to income tax expense of $296,000 due to taxable operating income generated at the state level.

Liquidity and Capital Resources

      We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2002. At January 31, 2004, we had approximately $46.3 million of unrestricted cash, cash equivalents and short-term investments along with $5.6 million of marketable securities classified as non-current assets due to their stated maturities and our intention to hold them for more than one year. Our principal commitments at January 31, 2004 consisted of the Debentures, accounts payable, bank loans, accrued expenses and obligations under operating and capital leases.

      Net cash provided by operating activities was $12.0 million in fiscal 2003 compared with $24.1 million in fiscal 2002. The decline was primarily due to the transition to a net loss in fiscal 2003 as opposed to net income in fiscal 2002, which resulted from the decline in direct marketing segment financial performance, the addition of dELiA*s unprofitable retail stores, and increased corporate expenses, partially offset by the non-cash impact of the goodwill impairment, a higher level of depreciation and amortization and a smaller increase in operating assets net of operating liabilities.

      Cash used in investing activities was $72.0 million in fiscal 2003 consisting of the net application of $1.6 million of cash to acquire available-for-sale marketable securities, $66.7 million to acquire businesses, and $3.8 million for capital expenditures. Cash used in investing activities was $106.9 million in fiscal 2002 consisting of the net application of $7.9 million of cash to acquire available-for-sale marketable securities, $89.6 million to acquire businesses, $4.3 million for capital expenditures and $4.9 million to acquire databases and marketing rights.

      Net cash provided by financing activities was $52.1 million in fiscal 2003 due primarily to net proceeds of $66.8 million received from the issuance of the Debentures in the private placement market, offset primarily by the repurchase of 600,000 shares of our common stock for $3.0 million and the net repayment of $11.9 million on credit facilities assumed in the OCM and dELiA*s acquisitions. Net cash provided by financing activities was $56.4 million in fiscal 2002 due primarily to the gross proceeds from our public equity offering in February 2002. In fiscal 2003 and 2002, we recorded non-cash charges related to Series B Convertible Preferred Stock accretion and dividends of $1.9 million and $2.1 million, respectively.

      Our liquidity position as of January 31, 2004 consisted of $46.3 million of unrestricted cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures for at least the next 24 months, excluding the impact of any potential, as yet unannounced acquisitions. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

      On January 29, 2003, we adopted a stock repurchase program, authorizing the repurchase of up to $10 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. As of January 31, 2004, we had utilized $3.0 million of the authorized amount of this program. It is anticipated that additional share repurchases under this program, if any, will be funded by available working capital.

Contractual Obligations

      The following table presents our significant contractual obligations as of January 31, 2004 (in thousands):

		Payments Due By Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Senior Convertible Debentures due 2023(a)	$69,300	—	—		$69,300
Mortgage Loan Agreement	2,914	2,914	—	—	—
Operating Lease Obligations	80,653	13,879	24,726	19,564	22,484
Capital Lease Obligations (including interest)	347	257	67	23	—
Purchase Obligations(b)	20,111	19,015	1,077	19	—
Future Non-Compete Payments	2,402	240	620	1,542	—

Total	$175,727	$36,305	$26,490	$21,148	$91,784

(a)	The Senior Convertible Debentures due 2023 may be redeemed after August 1, 2008 at the option of the holder.

(b)	Our purchase obligations are primarily related to inventory commitments and service agreements.

      We have long-term noncancelable operating lease commitments for retail stores, office space, warehouse facilities, and equipment. We also have long-term noncancelable capital lease commitments for equipment.

Off-Balance Sheet Arrangements

      We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Guarantees

      We have no significant financial guarantees.

Effect of New Accounting Standards

      We have described the impact anticipated from the adoption of certain new accounting pronouncements effective in fiscal 2003 in Note 2 to the consolidated financial statements.

Inflation

      In general, our costs are affected by inflation and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us during the past.

Forward-Looking Statements

      Statements in this Annual Report on Form 10-K expressing our expectations and beliefs regarding our future results or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve a number of substantial risks and uncertainties. When used in this Annual Report on Form 10K, the words “anticipate,” “may,” “could,” “plan,” “believe,” “estimate,” “expect” and “intend” and similar expressions are intended to identify such forward-looking statements.

      Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risks discussed in Item 1 of Part 1, “Business — Risk Factors That May Affect Future Results.”

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

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

      As of the end of fiscal 2003, we held a portfolio of $24.6 million in fixed income marketable securities for which, due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Additionally, the $69.3 million of Debentures were issued at a fixed interest rate of 5.375%. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and financial statement schedule of Alloy, Inc. and subsidiaries are annexed to this Annual Report on Form 10-K as pages F-2 through F-28 and page S-1. An index of such materials appears on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      On May 31, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent auditors and named KPMG LLP (“KPMG”) as our new independent auditors in accordance with a recommendation of the Audit Committee of our Board of Directors. Arthur Andersen previously audited our consolidated financial statements for the year ended January 31, 2002. The report of Arthur Andersen on our consolidated financial statements for the year ended January 31, 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the same period, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A.	Controls and Procedures

      (a) Disclosure Controls and Procedures. Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, except as noted below, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.

      In performing its audit of our Consolidated Financial Statements for fiscal 2003, our independent auditors, KPMG, noted two matters involving our internal controls that it considered to be reportable conditions and/or material weaknesses under the standards established by the American Institute of Certified Public Accountants. A reportable condition, which may or may not be determined to be a material weakness, involves matters relating to significant deficiencies in the design or operation of internal controls that, in KPMG’s judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management on the financial statements. The first identified reportable condition related to the absence of appropriate reviews and approvals of transactions, accounting entries and systems output at our dELiA*s subsidiary. According to KPMG, numerous adjusting entries came about as a result of its audit procedures at dELiA*s that indicated a lack of timely and appropriate management review during the closing process. This reportable condition was not considered to be a material weakness. The second identified reportable condition was considered a material weakness and concerned the ability of accounting personnel to properly apply all relevant accounting pronouncements related to goodwill, intangible assets and other long-lived assets. Specifically, KPMG indicated that when we applied the provisions of FASB No. 142 relating to the annual assessment of goodwill and other indefinite-lived intangible assets carrying value, we incorrectly applied the provisions of FASB No. 142 needed to calculate the impairment amounts and failed to separately test the carrying values of our other indefinite-lived intangible assets. They also indicated that we incorrectly applied the provisions of FASB No. 144 in calculating impairment amounts of other long-lived assets. In addition they noted that we had not formally documented triggering events for impairment testing under either standard. Consequently, we did not properly identify the adjustments that arose due to the weakness in our internal control process, and KPMG indicated that we need to implement modifications and upgrades to our financial reporting process to ensure that this situation does not occur in the future.

      These matters should be viewed in the context of the special challenges for us in fiscal 2003 arising primarily out of our acquisition of dELiA*s that placed much greater demands on our accounting function than previously had been the case. Given the reportable condition and material weakness identified above, management has devoted additional resources, time and effort to ensure that the financial statements for the fiscal year ended January 31, 2004 present fairly, in all material respects, our financial condition and results of operations.

      Additionally, the reportable condition and material weakness have been discussed in detail by management, our Audit Committee and KPMG. We have assigned a high priority to the correction of the reportable condition and material weakness and are committed to addressing and resolving them fully. We intend to strengthen our internal reporting and review procedures to assure that our personnel follow the appropriate procedures in the future and plan to hire additional qualified personnel to improve our technical financial competency. We believe that these efforts should resolve both the reportable condition and the material weakness. However, since any system of controls is based in part on assumptions about future events, we cannot assure you that the design of our controls will be successful in achieving its stated goals under all potential future conditions.

      (b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted, however, certain weaknesses in our internal controls have been identified by KPMG. We intend to take the necessary steps and hire additional qualified personnel to address these weaknesses while enhancing and improving our internal controls and procedures.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About Directors and Executive Officers” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2004.

Item 11.	Executive Compensation

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2004, except that the sections in the definitive proxy statement entitled “Report of the Compensation Committee on Executive Compensation,” “Report of the Audit Committee” and the “Performance Graph” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About Alloy Security Ownership” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2004.

Item 13.	Certain Relationships and Related Transactions

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our 2004

Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2004.

Item 14.	Principal Accountant Fees and Services

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

      (1) Consolidated Financial Statements.

      The financial statements required by this item are submitted in a separate section of this Annual Report on Form 10-K. See “Index to Financial Statements and Schedule” on page F-1 of this Annual Report on Form 10-K.

      (2) Financial Statement Schedules.

      The Schedule required by this item is submitted in a separate section of this Annual Report on Form 10-K. See “Index to Financial Statements and Schedule” on page F-1 of this Annual Report on Form 10-K.

      (3) Exhibits.

      The list of exhibits required by this item is submitted in a separate section of this Annual Report on Form 10-K. See the “Exhibit Index” beginning on page 41 of this Annual Report on Form 10-K.

      (B) REPORTS ON FORM 8-K

      During the fiscal quarter ended January 31, 2004, we filed the following Current Reports on Form 8-K:

1) On November 18, 2003, we filed an Amendment to Current Report on Form 8-K/A to amend the Current Report on Form 8-K, dated September 4, 2003 (filed September 18, 2003, disclosing information pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits)), to include Item 7(b) Pro Forma Financial Information as of and for the fiscal year ended January 31, 2003 and the six months ended July 31, 2003, and related exhibits.

2) On November 19, 2003, we filed an Amendment No. 2 to Current Report on Form 8-K/A to amend the Current Report on Form 8-K, dated September 4, 2003 (filed September 18, 2003, disclosing information pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits)), to amend the Item 7(b) Pro Forma Financial Information as of and for the fiscal year ended January 31, 2003 and the six months ended July 31, 2003, and related exhibits, filed with the Amendment to Current Report on Form 8-K/A filed November 18, 2003, in order to correct certain typographical errors contained therein.

3) On December 15, 2003, we filed a Current Report on Form 8-K to report under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), a press release (attached as Exhibit 99.1) regarding our financial results for the fiscal quarter ended October 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

BY:	/s/ MATTHEW C. DIAMOND

Matthew C. Diamond
Chairman of the Board
and Chief Executive Officer

Date: May 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW C. DIAMOND Matthew C. Diamond	Chief Executive Officer (Principal Executive Officer) and Chairman	May 27, 2004

/s/ SAMUEL A. GRADESS Samuel A. Gradess	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 27, 2004

/s/ JAMES K. JOHNSON, JR. James K. Johnson, Jr.	Chief Operating Officer and Director	May 27, 2004

/s/ PETER M. GRAHAM Peter M. Graham	Director	May 27, 2004

/s/ EDWARD A. MONNIER Edward A. Monnier	Director	May 27, 2004

EXHIBIT INDEX

Exhibit
Number

2.1	Acquisition Agreement by and among Alloy, Inc., Dodger Acquisition Corp. and dELiA*s Corp., dated as of July 30, 2003 (incorporated by Reference to Alloy’s Current Report on Form 8-K filed July 31, 2003).
3.1	Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
3.2	Certificate of Amendment of Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed August 13, 2001).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001).
3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed April 14, 2003).
3.6	Restated Bylaws (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
4.2	Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).
4.3	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/ A filed February 1, 2002).
4.4	Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the purchasers of Alloy’s Series B Preferred Stock (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001).
4.5	Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
4.6	Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).
4.7	Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
4.8	Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).
4.9	Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).
10.1	Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).

Exhibit
Number

10.1.1	First Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Proxy Statement on Schedule 14A filed on June 2, 2003).
10.1.2	Second Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).
10.2	Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
10.3	Employment Agreement dated February 1, 2004 between Matthew C. Diamond and Alloy Inc.*
10.4	Employment Agreement dated February 1, 2004 between James K. Johnson, Jr. and Alloy, Inc.*
10.5	Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
10.6	Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
10.7	Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
10.8	Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
10.9	Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).
10.10	Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).
10.11	Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).
10.12	Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).
10.13	Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
10.14	1999 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 2 to Alloy’s Registration Statement on Form S-1/A filed April 22, 1999 (Registration Number 333-74159)).
10.15	Registration Rights Agreement, dated as of June 19, 2001, by and among Alloy Online, Inc, BayStar Capital, L.P., BayStar International, Ltd., Lambros, L.P., Crosslink Crossover Fund III, L.P., Offshore Crosslink Crossover Fund III Unit Trust, Bayview Partners, the Peter M. Graham Money Purchase Plan and Trust and Elyssa Kellerman (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 20, 2001).
10.16	Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed September 14, 2001).
10.16.1	First Amendment to Standard Office Lease, dated as of November 1, 2001, by and between Arden Realty Finance Partnership, L.P. and Alloy, Inc. (incorporated by reference to Alloy’s 2001 Annual Report on Form 10-K filed May 1, 2002).

Exhibit
Number

10.17	Lease Agreement by and between Bike Land, LLC and Dan’s Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 17, 2001).
10.18	Modification to Lease, dated November 2, 1999, by and between Alloy, Inc. and Abner Properties Company, dated April 16, 2002 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed June 14, 2002).
10.18.1	Second Lease Modification Agreement between Alloy, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of January 28, 2002 (incorporated by reference to Alloy’s Annual Report on Form 10-K filed May 1, 2002). Third lease modification dated August 31, 2002.
10.18.2	Third Lease Modification and Extension Agreement, dated as of August 31, 2002 between Abner Properties Company c/o Williams USA Realty Services, Inc. and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 16, 2002).
10.19	Assignment and Assumption of Lease between Alloy, Inc. and Goldfarb & Abrandt dated as of February 1, 2002 (incorporated by reference to Alloy’s Annual Report on Form 10-K filed May 1, 2002).
10.20	Master Services Agreement, dated as of February 1, 2002, by and between NewRoads, Inc. and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed June 14, 2002).
10.21	Amended and Restated 1996 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to dELiA*s Inc. Schedule 14A filed June 12, 1998).
10.21.1	First Amendment to dELiA*s Inc. Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).
10.22	1998 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to dELiA*s Inc. Annual Report on Form 10-K405, filed April 19, 1999).
10.22.1	First Amendment to dELiA*s , Inc. 1998 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8, filed October 17, 2003 (Registration Number 333-109788)).
10.23	iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Amendment No. 2 to the iTurf Inc. registration statement on Form S-1/A filed April 6, 1999 (Registration No. 333-71123)).
10.23.1	First Amendment to iTurf Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).
10.24	Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the “Lease Agreement”); Modification and Extension of Lease Agreement, dated September 26, 1996 (incorporated by reference to the dELiA*s Inc. Registration Statement on Form S-1 filed January 25, 1999 (Registration No. 333-15153)).
10.24.1	Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Inc. Annual Report on Form 10-K filed).
10.24.2	Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Inc. Quarterly Report on Form 10-Q filed).
10.25	Lease Agreement dated January 30, 2000 by and between iTurf Inc. and the State-Whitehall Company (incorporated by reference to iTurf Inc. Annual Report on Form 10-K filed).
10.26	Loan and Security Agreement dated as of September 24, 2001 by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company (incorporated by reference to dELiA*s Inc. Current Report on Form 8-K filed October 10, 2001).

Exhibit
Number

10.26.1	First Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company, dated October 29, 2001 (incorporated by reference to dELiA*s Corp. Quarterly Report on Form 10-Q filed December 17, 2003).
10.26.2	Second Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company, dated October 21, 2002 (incorporated by reference to dELiA*s Corp. Current Report on Form 8-K filed December 13, 2002).
10.26.3	Third Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated December 18, 2002 (incorporated by reference to dELiA*s Corp. Current Report on Form 8-K filed February 26, 2003).
10.26.4	Fourth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated February 10, 2003 (incorporated by reference to dELiA*s Current Report on Form 8-K, filed February 26, 2003).
10.26.5	Fifth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated February 10, 2003 (incorporated by reference to dELiA*s Current Report on Form 8-K filed February 26, 2003).
10.26.6	Sixth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated April 29, 2003 ( incorporated by reference to dELiA*s 2002 Annual Report on Form 10-K filed May 16, 2003).
10.27	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Current Report on Form 8-K filed February 26, 2003).
10.28	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Current Report on Form 8-K filed February 26, 2003).
10.29	Employment Letter, dated October 27, 2003, between Alloy, Inc. and Robert Bernard (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 22, 2003).
10.30	Alloy, Inc. Convertible Senior Debentures Purchase Agreement, dated as of July 17, 2003, by and among Alloy and the Initial Purchasers named therein.*
10.31	Resale Registration Rights Agreement dated as of July 31, 2003 between Alloy, Inc., Lehman Brothers, Inc., CIBC World Markets Corp., JP Morgan Securities, Inc. and SG Cowen Securities Corporation (incorporated by reference to Alloy’s Registration Statement on Form S-3, filed October 17, 2003 (Registration Number 333-109786)).
10.32	Sublease Agreement, dated as of December 3, 2003, by and between MarketSource, L.L.C. and 360 Youth, LLC.*
21.1	Subsidiaries of Alloy, Inc. as of January 31, 2004.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Matthew C. Diamond, Chief Executive Officer, dated May 27, 2004 as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.*
31.2	Certification of Samuel A. Gradess, Chief Financial Officer, dated May 27, 2004 as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.*
32.1	Certification of Matthew C. Diamond, Chief Executive Officer, dated May 27, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Samuel A. Gradess, Chief Financial Officer, dated May 27, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

ALLOY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Financial Statements
Independent Registered Public Accounting Firm’s Report of KPMG LLP (dated May 14, 2004)	F-2
Report of Independent Public Accountants (Arthur Andersen, dated March 13, 2002)	F-3
Consolidated Balance Sheets as of January 31, 2003 and 2004	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended January 31, 2002, 2003 and 2004	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended January 31, 2002, 2003 and 2004	F-6
Consolidated Statements of Cash Flows for the Years Ended January 31, 2002, 2003 and 2004	F-9
Notes to Consolidated Financial Statements	F-11
Financial Statement Schedule
The following financial statement schedule is included herein:
Schedule II — Valuation and Qualifying Accounts	S-1

      All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Alloy, Inc.:

      We have audited the accompanying consolidated balance sheets of Alloy, Inc. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ (deficit) equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the related January 31, 2004 and 2003 financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of Alloy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit. The consolidated financial statements and related financial statement schedule of Alloy, Inc. and subsidiaries as of January 31, 2002 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and related financial statement schedules, before the restatement described in Note 19 to the financial statements, in their report dated March 13, 2002.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alloy, Inc. and subsidiaries as of January 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 4 to the consolidated financial statements, Alloy, Inc. changed its method of accounting for goodwill and other intangible assets in 2002.

      Our report also indicates that the Company changed the composition of its reportable segments in 2002 and the amounts in the 2001 financial statements related to reportable segments have been restated to conform to the 2002 composition of reportable segments. As described in Note 19, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. As discussed above, the 2001 financial statements of Alloy, Inc. were audited by other auditors who have ceased operations.

/S/ KPMG LLP

New York, New York

May 14, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and

Shareholders of Alloy, Inc.:

      We have audited the accompanying consolidated balance sheets of Alloy, Inc. (a Delaware corporation) and subsidiaries as of January 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive loss, statements of changes in shareholders’ equity and accumulated other comprehensive (loss) income and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 360 Youth, Inc. as of January 31, 2002 and for the period from November 27, 2001 through January 31, 2002, which statements reflect total assets and total revenues of 2 percent and 3 percent in the fiscal year ended January 31, 2002 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

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

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York

March 13, 2002

THIS IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN LLP, OUR FORMER INDEPENDENT AUDITORS, AS OF THE DATES INDICATED ABOVE, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP SINCE THOSE DATES.

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,

	2003	2004

	(Amounts in
	thousands,
	except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,187	$27,273
Restricted cash	—	3,270
Marketable securities available-for-sale	15,649	19,014
Accounts receivable, net of allowance for doubtful accounts of $3,410 and $3,336, respectively	30,022	31,492
Inventories	23,466	29,021
Prepaid catalog costs	2,100	2,028
Other current assets	10,130	3,813

Total current assets	116,554	115,911
Marketable securities available-for-sale	7,520	5,585
Property and equipment, net	10,081	27,234
Deferred tax assets	5,621	—
Goodwill, net	270,353	274,796
Intangible and other assets, net	24,471	25,865

Total assets	$434,600	$449,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,032	$28,740
Deferred revenues	15,106	15,124
Mortgage note payable	—	2,914
Accrued expenses and other current liabilities	27,679	36,841

Total current liabilities	70,817	83,619
Deferred tax liabilities	2,698	—
Long-term liabilities	93	743
Senior Convertible Debentures Due 2023	—	69,300
Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable on June 19, 2005; 1,613 and 1,340 shares issued and outstanding, respectively	15,550	14,434
STOCKHOLDERS’ EQUITY:
Preferred stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares designated as Series A Redeemable Convertible Preferred Stock and 3,000 shares designated as Series B Redeemable Convertible Preferred Stock authorized, 1,613 and 1,340 shares issued and outstanding as Series B Redeemable Convertible Preferred Stock (above), respectively	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 40,082,024 and 42,701,767 shares issued, respectively	401	427
Additional paid-in capital	396,963	412,594
Accumulated deficit	(51,955)	(127,170)
Deferred compensation	—	(1,411)
Accumulated other comprehensive income (loss)	164	(30)
Less common stock held in treasury, at cost; 8,275 and 608,275 shares, respectively	(131)	(3,115)

Total stockholders’ equity	345,442	281,295

Total liabilities and stockholders’ equity	$434,600	$449,391

The accompanying notes are an integral part of these consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended January 31,

	2002	2003	2004

	(Amounts in thousands, except
	share and per share data)
NET REVENUES:
Net direct marketing revenues	$124,052	$167,572	$156,821
Retail stores revenues	—	—	30,103
Sponsorship and other revenues	41,570	131,758	185,024

Total net revenues	165,622	299,330	371,948
COST OF REVENUES:
Cost of goods sold	59,850	79,912	99,820
Cost of sponsorship and other revenues	9,008	65,236	89,559

Total cost of revenues	68,858	145,148	189,379

Gross profit	96,764	154,182	182,569

OPERATING EXPENSES:
Selling and marketing	81,829	108,791	145,715
General and administrative	13,516	17,240	33,970
Amortization of goodwill and other intangible assets	18,316	5,554	7,887
Impairment of goodwill and other indefinite-lived intangible assets	—	—	60,638
Impairment of long-lived assets	—	—	1,315
Restructuring charges	—	2,571	730

Total operating expenses	113,661	134,156	250,255

(Loss) income from operations	(16,897)	20,026	(67,686)
OTHER INCOME (EXPENSE):
Interest income	943	1,701	687
Interest expense	(8)	(1)	(2,690)
Gain (loss) on sales of marketable securities and write-off of investments, net	658	97	(247)

(Loss) income before income taxes	(15,304)	21,823	(69,936)
Provision (benefit) for income taxes	296	(1,472)	5,279

Net (loss) income	(15,600)	23,295	(75,215)

Unrealized (loss) gain on available-for-sale marketable securities, net of realized gains and losses	(892)	217	(194)

Comprehensive (loss) income	$(16,492)	$23,512	$(75,409)

Net (loss) income	$(15,600)	$23,295	$(75,215)
Non-cash charge attributable to beneficial conversion feature of preferred stock issued	6,745	—	—
Preferred stock dividends and accretion of discount	3,013	2,100	1,944

Net (loss) income attributable to common stockholders	$(25,358)	$21,195	$(77,159)

Basic and diluted net (loss) earnings per share of common stock:
Basic net (loss) earnings attributable to common stockholders per share	$(1.02)	$0.55	$(1.87)

Diluted net (loss) earnings attributable to common stockholders per share	$(1.02)	$0.53	$(1.87)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING:	24,967,678	38,436,256	41,175,046

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING:	24,967,678	40,071,412	41,175,046

The accompanying notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended January 31, 2002
(Amounts in thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional			Comprehensive
			Paid-In	Accumulated	Deferred	Income
	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Total

Balance, January 31, 2001	21,245,958	$212	$140,864	$(52,905)	$(728)	$839	$88,282
Issuance of common stock and warrants for acquisitions of businesses	7,534,032	75	96,573	—	—	—	96,648
Cancellation of stock options issued to employees and consultants	—	—	(488)	—	488	—	—
Amortization of deferred compensation	—	—	—	—	209	—	209
Issuance of common stock pursuant to the exercise of options and warrants and the employee stock purchase plan	1,273,296	13	11,454	—	—	—	11,467
Impact of beneficial conversion feature in issuance of Series A and Series B Convertible Preferred Stock	—	—	6,745	(6,745)	—	—	—
Issuance of warrants to holders of Series A and B Convertible Preferred Stock	—	—	3,917	—	—	—	3,917
Issuance of common stock for conversion of Series A and Series B Convertible Preferred Stock	921,225	9	10,712	—	—	—	10,721
Issuance of common stock and warrants in connection with private placements	3,942,366	39	57,956	—	—	—	57,995
Accretion of discount and dividends on Series A and Series B Convertible Preferred Stock	—	—	(3,013)	—	—	—	(3,013)
Net loss	—	—	—	(15,600)	—	—	(15,600)
Unrealized loss on available-for-sale marketable securities, net of realized gains and losses	—	—	—	—	—	(892)	(892)

Balance, January 31, 2002	34,916,877	$349	$324,719	$(75,250)	$(31)	$(53)	$249,734

The accompanying notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended January 31, 2003
(Amounts in thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional			Comprehensive	Treasury Shares
			Paid-In	Accumulated	Deferred	Income
	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Shares	Amount	Total

Balance, January 31, 2002	34,916,877	$349	$324,719	$(75,250)	$(31)	$(53)	—	$—	$249,734
Issuance of common stock and warrants for acquisitions of businesses	803,628	8	11,421	—	—	—	—	—	11,429
Shares returned from escrow	—	—	—	—	—	—	(8,275)	(131)	(131)
Amortization of deferred compensation	—	—	—	—	31	—	—	—	31
Issuance of common stock pursuant to the exercise of options and warrants and the employee stock purchase plan, net of tax benefit of $2,481	225,050	2	4,403	—	—	—	—	—	4,405
Issuance of common stock for conversion of Series B Convertible Preferred Stock	136,469	2	1,594	—	—	—	—	—	1,596
Issuance of common stock and warrants in connection with private placements and public offering, net of expenses	4,000,000	40	56,926	—	—	—	—	—	56,966
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(2,100)	—	—	—	—	—	(2,100)
Net income	—	—	—	23,295	—	—	—	—	23,295
Unrealized gain on available-for-sale marketable securities, net of realized gains and losses	—	—	—	—	—	217	—	—	217

Balance, January 31, 2003	40,082,024	$401	$396,963	$(51,955)	$—	$164	(8,275)	$(131)	$345,442

The accompanying notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended January 31, 2004
(Amounts in thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional			Comprehensive	Treasury Shares
			Paid-In	Accumulated	Deferred	Income
	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Shares	Amount	Total

Balance, January 31, 2003	40,082,024	$401	$396,963	$(51,955)	$—	$164	(8,275)	$(131)	$345,442
Issuance of common stock for acquisitions of businesses	2,165,048	21	11,150	—	—	—	—	—	11,171
Repurchase of common stock	—	—	—	—	—	—	(600,000)	(2,984)	(2,984)
Revision of accrued issuance costs in connection with public and private stock offerings	—	—	102	—	—	—	—	—	102
Amortization of deferred compensation	—	—	—	—	12	—	—	—	12
Issuance of common stock pursuant to the exercise of options and common stock purchases under the employee stock purchase plan	193,190	2	854	—	—	—	—	—	856
Issuance of common stock for conversion of Series B Convertible Preferred Stock	261,505	3	3,057	—	—	—	—	—	3,060
Issuance of restricted stock	—	—	2,385	—	(2,385)	—	—	—	—
Amortization of restricted stock	—	—	—	—	989	—	—	—	989
Issuance of stock options to employees	—	—	27	—	(27)	—	—	—	—
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(1,944)	—	—	—	—	—	(1,944)
Net loss	—	—	—	(75,215)	—	—	—	—	(75,215)
Unrealized loss on available-for-sale marketable securities, net of realized gains and losses	—	—	—	—	—	(194)	—	—	(194)

Balance, January 31, 2004	42,701,767	$427	$412,594	$(127,170)	$(1,411)	$(30)	(608,275)	$(3,115)	$281,295

The accompanying notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended January 31,

	2002	2003	2004

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,600)	$23,295	$(75,215)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,053	9,819	14,620
Deferred tax (benefit) expense	—	(4,606)	4,606
Impairment of goodwill and other indefinite-lived intangible assets	—	—	60,638
Impairment of long-lived assets	—	—	1,315
Amortization of debt issuance costs	—	—	281
Realized (gain) loss on sales of marketable securities and write-off of investments, net	(658)	97	247
Compensation charge for restricted stock	—	—	989
Compensation charge for issuance of stock options and common stock	209	31	12
Income tax benefit of exercised options on current year tax provision	—	1,224	—
Changes in operating assets and liabilities — net of effect of business acquisitions:
Accounts receivable, net	(2,443)	(1,376)	(69)
Inventories	94	(5,918)	16,032
Prepaid catalog costs	(456)	238	831
Other assets	841	743	1,785
Accounts payable, accrued expenses, and other	(752)	601	(14,070)

Net cash provided by operating activities	2,288	24,148	12,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(28,299)	(77,000)	(52,198)
Proceeds from the sales and maturities of marketable securities	29,080	69,000	50,640
Capital expenditures	(2,087)	(4,317)	(3,767)
Sale and disposal of capital assets	—	490	45
Cash paid in connection with acquisitions of businesses, net of cash acquired	(45,760)	(89,580)	(66,728)
Purchase of minority investment and other assets	(200)	(750)	—
Purchase of mailing lists, domain names and marketing rights	(883)	(4,850)	(29)

Net cash used in investing activities	(48,149)	(107,007)	(72,037)

ALLOY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended January 31,

	2002	2003	2004

	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock, net of expenses paid	60,127	54,887	—
Net proceeds from sale of Series A and Series B Redeemable Convertible Preferred Stock	26,710	—	—
Gross proceeds from issuance of Debentures	—	—	69,300
Debt issuance costs	—	—	(2,506)
Exercise of options and warrants and common stock purchases under the employee stock purchase plan	11,467	1,924	856
Repurchase of common stock	—	—	(2,984)
Payment of credit facility	—	—	(5,000)
Net payments under line of credit agreements	—	—	(6,937)
Payment of bank-loan	—	—	(38)
Payments of capitalized lease obligation	(163)	(383)	(570)

Net cash provided by financing activities	98,141	56,428	52,121

Net increase (decrease) in cash and cash equivalents	52,280	(26,431)	(7,914)
CASH AND CASH EQUIVALENTS, beginning of year	9,338	61,618	35,187

CASH AND CASH EQUIVALENTS, end of year	$61,618	$35,187	$27,273

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Cash paid during the year for:
Interest	$8	$1	$338

Income taxes	$323	$441	$1,628

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock and warrants in connection with acquisitions (Note 3)	$96,648	$11,429	$11,171

Conversion of Series A and Series B Redeemable Convertible Preferred Stock into common stock	$8,903	$1,596	$3,060

The accompanying notes are an integral part of these financial statements.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

      Alloy, Inc. (“Alloy” or the “Company”) is a media, marketing services, retail and direct marketing company targeting Generation Y, the more than 60 million boys and girls in the United States between the ages of 10 and 24. Alloy’s business integrates direct mail catalogs, retail stores, print media, display media boards, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. Alloy reaches a significant portion of Generation Y consumers through its various media assets, marketing service programs, direct marketing activities, and retail stores. As a result, Alloy is able to offer advertisers targeted access to the youth market. Additionally, Alloy’s assets have enabled it to build a comprehensive database that includes information about approximately 26 million Generation Y consumers.

      Alloy generates revenue from three principal sources — direct marketing, retail stores, and sponsorship and other activities. From its catalogs and websites, Alloy sells branded products in key Generation Y spending categories, including apparel, action sports equipment, and accessories directly to the youth market. Alloy’s retail stores segment derives revenue primarily from the sale of apparel, accessories and home furnishings to consumers. Alloy generates sponsorship and other activities revenues largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y. Advertisers can reach Generation Y through integrated marketing programs that include its catalogs, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that Alloy provides.

2.	Summary of Significant Accounting Policies

Fiscal Year

      Alloy’s fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., “fiscal 2003” refers to the fiscal year ended January 31, 2004).

Principles of Consolidation

      The consolidated financial statements include the accounts of Alloy and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

      Direct marketing revenues are recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon Alloy’s direct marketing return policy, historical experience and evaluation of current sales and returns trends. Direct marketing revenues also include shipping and handling billed to customers. Shipping and handling costs are reflected in Selling and Marketing expenses in the accompanying consolidated statements of operations, and approximated $11.8 million, $14.7 million and $12.9 million for fiscal 2001, fiscal 2002, and fiscal 2003, respectively.

      Retail stores revenues are recognized at the point of sale, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon Alloy’s retail return policy, historical experience and evaluation of current sales and returns trends.

      Sponsorship revenues consist primarily of advertising provided for third parties in Alloy’s media properties or via marketing events or programs that it executes on the advertiser’s behalf. Revenue under these arrangements is recognized, net of the commissions and agency fees, when the underlying advertisement is

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

published, broadcast or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an “impression” or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized as earned pro rata on a monthly basis over the estimated economic life of the catalog. Billings in advance of advertising delivery are deferred until earned.

      Other activities revenues consist of book development/publishing revenue and other service contracts. The revenues earned in connection with publishing activities are recognized upon publication of such property. Any amounts received prior to publication are treated as advances, and classified as a current liability. Contract revenues are recognized upon the delivery of the contracted services and when no significant company performance obligation remains. Billings recorded in advance of provision of services are deferred until the services are provided. Service revenues are recognized as the contracted services are rendered. In the case of Alloy’s advertising placement services, revenue is reported in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Alloy conducts an analysis of its pricing and collection risk, among other tests, to determine whether revenue should be reported on a gross or net basis.

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

Restricted Cash

      Restricted cash represents the cash that backs Alloy’s line of credit. Restricted cash classified in Current Assets on the consolidated balance sheets totaled approximately $3.3 million as of January 31, 2004. Restricted cash primarily represents collateral for standby letters of credit issued in connection with the Company’s merchandise sourcing activities. The restriction will be removed after the letters of credit expire or are cancelled.

Marketable Securities

      Alloy accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Alloy has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are reported at fair value, with the unrealized gains and losses reported in stockholders’ equity, under the caption “accumulated other comprehensive (loss) income.” Realized gains and losses and declines in value judged to be other-than-temporary are recognized on the specific identification method in the period in which they occur.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

      Alloy determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and a customer-by-customer analysis of its high-risk customers. Its reserves contemplate its historical loss rate on receivables, specific customer situations, and the economic environments in which the Company operates.

Unbilled Accounts Receivable

      At January 31, 2003 and January 31, 2004, accounts receivable included approximately $4.0 million and $4.3 million, respectively, of unbilled receivables, which are a normal part of the Company’s sponsorship business, as some receivables are normally invoiced in the month following the completion of the earnings process.

Concentration of Credit Risk

      With respect to its sponsorship and other activities segment, Alloy provides media, marketing, advertising placement and event promotion services to over 1,500 clients who operate in a variety of industry sectors. Alloy extends credit to qualified clients in the ordinary course of its business. With respect to its direct marketing and retail stores segments, Alloy collects payment for all merchandise, and performs credit card authorizations and check verifications for all customers prior to shipment or delivery. Due to the diversified nature of its client base, it does not believe that it is exposed to a concentration of credit risk, as its largest client accounted for less than 2% of its fiscal 2003 consolidated revenue.

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

Catalog Costs

      Catalog costs consist of catalog production and mailing costs. Catalog costs are capitalized and charged to expense over the expected future revenue stream, which is principally three to five months from the date the catalogs are mailed. Deferred catalog costs as of January 31, 2003 and 2004 were approximately $2.1 million and $2.0 million respectively. Catalog costs expensed for the years ended January 31, 2002, 2003 and 2004 were approximately $20.6 million, $25.9 million, and $32.0 million, respectively, and are included within Selling and Marketing expenses in the accompanying consolidated statements of operations.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Computer equipment under capitalized leases	Life of the lease
Leasehold improvements	Life of the lease
Computer software and equipment	3 to 5 Years
Machinery and equipment	3 to 10 Years
Office furniture and fixtures	5 to 10 Years
Building	40 Years
Land	N/A

Goodwill and Other Intangibles

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill acquired resulting from a business combination for which the acquisition date was after June 30, 2001 is no longer amortized, but is periodically tested for impairment. Additionally, in accordance with SFAS No. 141, “Business Combinations,” Alloy allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable, such as trade names, customer relationships and client lists. Information about acquisitions can be found in Note 3.

Goodwill and Other Indefinite-Lived Intangible Assets Impairment

      Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is designed to identify potential impairment by comparing the fair value of a reporting unit (generally, the Company’s reportable segment) with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from an independent valuation firm. In addition to the use of an independent valuation firm, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

      In fiscal 2003, Alloy recorded a $56.7 million charge to reduce the carrying value of goodwill and an approximate $1.9 million and $2.0 million charge to reduce the carrying value of other indefinite-lived intangible assets in the direct marketing segment and sponsorship and other segment, respectively. The combined $60.6 million charge is reflected as a component of operating income in the accompanying consolidated statement of operations. Any subsequent adjustment to purchase price related to the dELiA*s acquisition due to the finalization of the preacquisition contingencies related to taxes (other than income taxes) and other matters for which the Company is awaiting additional information for its completion of purchase price allocation, may result in an adjustment to the impairment charge. Additional information about SFAS No. 142 is contained in Note 4.

Impairment of Long-Lived Assets

      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which the Company adopted in 2002, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Pursuant to SFAS No. 144, the Company performed an analysis of the recoverability of certain long-lived assets during the fourth quarter of fiscal 2003 and recorded an asset impairment charge of $1.3 million in the direct marketing segment. Alloy determined that the carrying amounts of the non-competition agreement of $144,000 related to Old Glory, the website of $31,000 related to Old Glory and the non-competition agreement of $23,000 related to Girlfriends LA were impaired as the Company plans to discontinue marketing its Old Glory and Girlfriends LA brands. In addition, the future cash flows related to Dan’s Comp could not fully support the carrying amount of Dan’s Comp’s long-lived assets. As a result, an impairment charge related to the non-competition agreement of $209,000, property and equipment of $159,000, and mailing list of $749,000 was recorded.

Stock Option and Employee Stock Purchase Plans

      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net income (loss) and earnings per share as required by SFAS No. 123, “Accounting for Stock-Based Compensation,” recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

      Shares issued under the employee stock purchase plan are considered noncompensatory for the determination of compensation expense under APB No. 25, but the fair value of the benefit related to acquiring such shares at a discount is included as compensation expense in the pro forma disclosures required by SFAS No. 123.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the effect on net (loss) income and (loss) earnings per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

	Year Ended January 31,

	2002	2003	2004

	(Amounts in thousands,
	except per share data)
Net (loss) income	$(15,600)	$23,295	$(75,215)
Add: Total stock-based employee compensation costs included in reported net (loss) income, net of taxes	209	31	1,001
Less: Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(10,356)	(14,290)	(12,965)

Pro forma net (loss) income	$(25,747)	$9,036	$(87,179)

Basic (loss) earnings attributable to common stockholders per share:
As reported	$(1.02)	$0.55	$(1.87)
Pro forma	$(1.42)	$0.18	$(2.16)
Diluted (loss) earnings attributable to common stockholders per share:
As reported	$(1.02)	$0.53	$(1.87)
Pro forma	$(1.42)	$0.17	$(2.16)

      SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123,” which was issued in December 2002, provides alternative methods of transition for an entity that changes to the fair value based method of accounting for stock-based compensation and requires more prominent disclosure of the pro forma impact on earnings per share. The disclosure portion of the statement was adopted in 2002. On April 22, 2003, the FASB determined that fair value of stock-based compensation should be recognized as a cost in the financial statements. On March 31, 2004, the FASB issued an exposure draft that provides for a comment period, which ends June 30, 2004. The proposed statement would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company has not yet determined the impact of this statement on its consolidated financial position, results of operations or cash flows.

      See Note 14 for additional information concerning the Company’s stock option and employee stock purchase plans.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net (Loss) Earnings Per Share

      Basic and diluted net (loss) earnings per share are computed and presented in accordance with SFAS No. 128, “Earnings per Share.” Basic net (loss) earnings per share was determined by dividing net loss by the weighted-average number of common shares outstanding during each period. Contingently issuable shares are excluded from the calculation of basic net loss per share until the contingency related to the shares is resolved. Diluted net income per share of the Company includes the impact of certain potentially dilutive securities. However, diluted net loss per share excludes the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive. A reconciliation of the net income available for common stockholders and the number of shares used in computing basic and diluted net (loss) income per share is provided in Note 16.

Derivative Instruments and Hedging Activities

      In July 2000, Alloy purchased put options and sold call options (referred to as collars) on a total of 600,000 shares of Liberty Digital, Inc. (“LDIG”) common stock, representing a portion of LDIG common stock already owned by Alloy as available-for-sale marketable securities. The options allowed Alloy to sell LDIG common stock at various prices and were designated as a hedge against potential declines in the fair value of LDIG common stock. The options were to expire on various dates beginning January 2003 through July 2003. The net fair values of the options were $9.3 million on January 31, 2001 and they were classified as available-for-sale marketable securities with a corresponding unrealized gain included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

      Alloy adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amendments in SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These pronouncements require companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity’s balance sheet. Changes in fair value of derivative instruments are generally reflected in earnings, with the exception of certain hedging transactions, for which the change in fair value may be accounted for as a component of other comprehensive income, provided that certain criteria are met as specified in these pronouncements.

      In connection with the adoption of SFAS No. 133 on February 1, 2001, Alloy transferred 628,305 shares of Liberty Digital, Inc. common stock together with the equity collars on 600,000 shares of Liberty Digital common stock that were previously designated as fair value hedges and classified as available-for-sale, to the classification of trading securities, pursuant to SFAS No. 133. The impact of the transfer was to recognize earnings of $854,000 as of February 1, 2001, representing the net unrealized holding gain for the securities as of February 1, 2001. In March 2001, Alloy sold its Liberty Digital shares and unwound the collars, which generated a net loss on the sales of the securities of $196,000 resulting in a total net gain on the sales of securities for fiscal 2001 of $658,000. As of January 31, 2004, Alloy does not have any freestanding derivative instruments, or instruments with embedded derivative features.

Recently Issued Accounting Pronouncements

      The following pronouncements impact Alloy’s financial statements as discussed below:

      SFAS No. 146 — “Accounting for Costs Associated With Exit or Disposal Activities” requires costs associated with exit or disposal activities to be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Alloy adopted SFAS No. 146 effective January 1, 2003. The impact of SFAS No. 146 on Alloy’s consolidated financial position is further described in Note 18 to the financial statements.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123” was issued as an amendment to FASB No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with SFAS No. 123). Alloy has applied the accounting provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and Alloy has made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required by SFAS No. 123 and permitted under SFAS No. 148. SFAS No. 148 also requires pro forma disclosure to be provided on a quarterly basis. Alloy began the quarterly disclosures for the first quarter of fiscal 2003 and will continue to closely monitor developments in the area of accounting for stock-based compensation. On April 22, 2003, the FASB determined that fair value of stock-based compensation should be recognized as a cost in the financial statements. On March 31, 2004, the FASB issued an exposure draft that provides for a comment period, which ends June 30, 2004. The proposed statement would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company has not yet determined the impact of this statement on its consolidated financial position, results of operations or cash flows.

      SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This statement did not have a material impact on the Company’s financial position or operating results.

      SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), whereby many of those instruments were previously classified as equity. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003 otherwise it became effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Alloy adopted the provisions of SFAS No. 150 effective August 1, 2003. The adoption of SFAS No. 150 did not have an impact on the financial statements as Alloy’s Series B Convertible Preferred Stock, which is the only applicable financial instrument of Alloy, is outside the scope of SFAS No. 150.

      FASB Interpretation No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including the Indirect Guarantees of Indebtedness to Others” (“FIN No. 45”). FIN No. 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The application of FIN No. 45 did not result in additional disclosure in Alloy’s fiscal 2003 financial statements and did not have a material impact on its fiscal 2003 consolidated results of operations or financial position.

      FASB Interpretation No. 46 — “Consolidation of Variable Interest Entities.” (“FIN 46”). FIN 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity’s activities via voting or similar rights. An entity that consolidates a variable interest entity is the primary beneficiary of the entity’s activities. FIN 46 applied immediately to variable interest entities created

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after January 31, 2003, and required application in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated results of operations or financial position. In December of 2003, the FASB revised FIN 46 (“FIN 46R”), which delayed the required implementation date for variable interest entities until the end of the first reporting period that ends after March 15, 2004. FIN 46R applies to our financial statements for the period ending April 30, 2004. We do not believe the adoption of FIN 46R will have a material impact on our consolidated results of operations or financial position.

      Emerging Issues Task Force 02-16 — “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting by a reseller for consideration received from a vendor. A consensus was reached that cash consideration is presumed to be a reduction in the price of a vendor’s product that should be recognized as a reduction of cost of sales. However, this presumption can be overcome when the consideration received is for the reimbursement of specific, identifiable and incremental costs of the reseller. In that event, the consideration, subject to a threshold, is recognized as a reduction in selling, general and administrative expenses. The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, entered into after December 31, 2002. The release did not have a significant effect on the Company’s results of operations or financial position.

      Emerging Issues Task Force 02-17 — “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” (“EITF 02-17”). EITF 02-17 may impact Alloy’s acquisitions as it establishes that customer lists, customer contracts and the related customer relationships are intangible assets to be recognized as assets apart from goodwill. Effective October 25, 2002, the Company adopted the provisions of this EITF for the business combinations consummated and goodwill impairment test performed. As a result of adopting these provisions, Alloy identified customer relationships as part of its application of purchase accounting. This identification of customer relationships reduced the amount of recorded goodwill relating to the acquisitions. As a result, the amount of goodwill subject to the annual impairment test was reduced.

      Emerging Issues Task Force 03-01 — “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. EITF 03-01 requires disclosure of the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The disclosure requirements were effective for the fiscal year ended January 31, 2004. The accounting guidance of EITF 03-01 will be effective for reporting periods beginning after June 15th and is not expected to have a material effect on the Company’s results of operations or financial position.

      In January 2003, the SEC issued a new disclosure regulation, “Conditions for Use of Non-GAAP Financial Measures” (“Regulation G”), which is effective for all public disclosures and filings made after March 28, 2003. Regulation G requires public companies that disclose or release information containing financial measures that are not in accordance with GAAP to include in the disclosure or release a presentation of the most directly comparable GAAP financial measure and a reconciliation of the disclosed non-GAAP financial measure to the most directly comparable GAAP financial measure. Alloy became subject to Regulation G in fiscal 2003 and believes that it is in compliance in all material respects with the new disclosure requirements.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

      Alloy completed four acquisitions during fiscal 2000, seven acquisitions during fiscal 2001, six acquisitions during fiscal 2002 and three significant acquisitions during fiscal 2003. Alloy’s acquisition strategy is to purchase companies that can reach Generation Y consumers through media, marketing services and/or direct marketing. In executing its acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the Company’s wide range of media and marketing assets so that advertisers and marketers will have the ability to target the approximate 60 million Generation Y consumers in many different ways.

      All of the acquisitions have been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy’s management based on available information and on assumptions as to future operations. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The allocations of the purchase prices for the fiscal 2003 acquisitions are subject to revision based on the final determination of the fair value of the assets acquired and liabilities assumed as of the dates of acquisition. For all acquisitions that involve escrowed shares, the value of these shares has been included in the initial purchase price allocation. Any subsequent changes are reflected as an adjustment to goodwill. The amounts allocated to goodwill for certain acquisitions may also change in the future pending the outcome of other contingent arrangements, such as earn-outs, as described below. A description of Alloy’s significant acquisitions completed during fiscal 2001, fiscal 2002 and fiscal 2003 is as follows:

Significant Fiscal 2001 acquisitions

CASS Communications

      In August 2001, Alloy acquired of all the capital stock of CASS Communications, Inc. (“CASS”), an Illinois corporation, founded in 1968, with a principal place of business in Evanston, Illinois. CASS’s contracted media and promotional channels, including college and high school newspapers, reach students on college and high school campuses via outdoor and display media assets, and provide marketers with full service event production and promotion capability. To complete the acquisition of CASS, Alloy exchanged 1,720,392 shares of unregistered common stock, having a value of $23.1 million, of which 258,059 shares were placed in escrow in accordance with the terms of the related agreements; $9.7 million in cash; additional shares of Alloy common stock if CASS exceeded certain earnings targets over the 12-month period following the acquisition; and a contingent note, which note expired in April 2002 without payments being made thereunder. In addition, no additional shares of Alloy common stock were issued since the earnings targets were not reached over the 12-month period following the acquisition. In August 2002, the 258,059 shares of common stock held in escrow were released. Cash paid during fiscal 2002 for costs related to the acquisition was approximately $1.8 million. The total cost of this acquisition, including acquisition costs was $35.4 million. In connection with the acquisition, Alloy has recorded approximately $36.2 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Non-competition agreements	200	3 years
Trademarks	400	indefinite

	$600

      Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. During the fourth quarter of fiscal 2003, Alloy recorded a $400,000 impairment of

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CASS’s trademarks. The results of CASS’s operations have been included in Alloy’s financial statements since August 2001.

Dan’s Competition

      In September 2001, Alloy acquired of all of the outstanding capital stock of Dan’s Competition, Inc. (“Dan’s Comp”), an Indiana corporation, incorporated in 1996, with a principal place of business in Mt. Vernon, Indiana. Dan’s Comp is a direct marketer to teenage boys and a distribution brand in the action sports market. To complete the acquisition of Dan’s Comp, Alloy exchanged 2,081,037 shares of unregistered common stock, having a value of $25.2 million (or $12.34 per share on the transaction date) of which 370,370 shares were placed in escrow in accordance with the terms of the related agreements; $11.0 million in cash; and two contingent promissory notes, which notes expired in November 2002 without any payments being made thereunder. The escrowed shares were released in October 2002. An additional 37,037 shares were issued in connection with a final working capital determination. The resulting additional purchase price of $721,000 ($19.47 per share) has been allocated to goodwill. The escrowed shares were released in October 2002. The total cost of this acquisition, including acquisition costs, was $37.0 million. In connection with the acquisition, Alloy has recorded approximately $27.8 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$50	3 years
Mailing lists	3,500	4 years
Non-competition agreements	800	5 years
Trademark	1,600	indefinite

	$5,950

      Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. During the fourth quarter of fiscal 2003, Alloy recorded an approximate $1.1 million impairment charge related to Dan’s Comp’s trademark. In addition, Alloy determined that the non-competition agreement, property and equipment, and mailing list were impaired and recorded charges for $209,000, $159,000 and $749,000, respectively. The results of Dan’s Comp’s operations have been included in Alloy’s financial statements since September 2001.

360 Youth

      In November 2001, Alloy acquired substantially all of the assets of the 360 Youth business of MarketSource Corporation, a Delaware corporation. The 360 Youth business focuses on providing marketing and promotional services targeted at teenagers and young adults, including acquiring and placing advertising and other promotional materials or otherwise targeting the Generation Y market in all forms of media, and developing, staging and promoting events targeted at the Generation Y market. Alloy acquired 360 Youth to expand its range of media assets. To complete the acquisition of 360 Youth, Alloy exchanged 1,839,520 shares of unregistered common stock, having a value of $30.1 million of which 283,286 shares were placed in escrow in accordance with the terms of the related agreements; $13.4 million in cash; and warrants to purchase up to 110,000 shares of Alloy common stock. In accordance with its terms, one warrant may be exercised at a price of $13.78 per share with respect to 50,000 shares of common stock on or after November 26, 2002 and prior to November 26, 2007, and with respect to the remaining 50,000 shares of common stock, on or after November 26, 2003 and prior to November 26, 2008. The second warrant for 10,000 shares is currently exercisable at a price of $13.78 per share and expires on November 25, 2007. The fair value of the warrants was established as $950,000 using the Black-Scholes option-pricing model with the following assumptions:

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend yield of 0%, volatility of 50%, risk-free interest rate of 4.61% and expected life of 6.5 years. In fiscal 2002, Alloy paid $645,000 in cash as additional consideration under the earnout provisions of the acquisition agreement. Additionally in March 2003, Alloy issued as additional consideration 1,545,947 shares of Alloy common stock, having a value of $7.7 million because 360 Youth exceeded certain earnings targets over the 12-month period following the acquisition. The escrowed shares were released in November 2002 after the resolution of all acquisition-related contingencies. The total cost of this acquisition, including acquisition costs, was $53.5 million. In connection with the acquisition, Alloy has recorded approximately $50.1 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$10	3 years
Non-competition agreements	1,300	3 years
Trademarks	1,400	indefinite

	$2,710

      Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The results of 360 Youth’s operations have been included in Alloy’s financial statements since November 2001.

Significant Fiscal 2002 Acquisitions

Girlfriends LA

      In March 2002, Alloy acquired GFLA, Inc. (“Girlfriends LA”), a California corporation that is a direct marketer of apparel to young girls. Alloy acquired all of the issued and outstanding shares of capital stock of Girlfriends LA for $7.2 million in cash, of which $875,000 initially was placed in escrow ($100,000 was released to Alloy to cover certain acquisition liabilities in May, 2002 and in June 2003 $530,000 was released to the sellers and $245,000 was returned to Alloy), 20,000 shares of Alloy common stock valued at $283,000, and warrants to purchase up to 100,000 shares of Alloy common stock valued at $691,000. Total cash paid including acquisition costs, net of cash acquired approximated $7.8 million. The total cost of this acquisition, including acquisition costs, was $8.8 million. Alloy recorded approximately $7.5 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$146	2 years
Mailing lists	550	4 years
Non-competition agreements	60	3 years
Trademarks	490	indefinite

	$1,246

      Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. During the fourth quarter of fiscal 2003, Alloy determined that the trademarks of $490,000 were impaired. In addition, Alloy determined that the remaining carrying amount of the non-competition agreement of $23,000 was impaired. As a result, Alloy recognized the impairment expense in its fourth quarter of fiscal 2003. The website was previously fully amortized and the mailing lists will be used by the Alloy and dELiA*s direct marketing brands. The results of Girlfriends LA’s operations have been included in Alloy’s financial statements since March 2002. Alloy plans to discontinue the production of the Girlfriends LA catalog during fiscal 2004.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Student Advantage Marketing Group

      In May 2002, Alloy acquired substantially all of the assets of the events and promotions business of Student Advantage, Inc. in exchange for $6.5 million in cash, and up to $1.5 million of future performance-based cash consideration. The $1.5 million cash performance-based consideration has been paid in full. In addition, the parties agreed to extend an escrow created in connection with another acquisition between them and allow Alloy to make claims against such escrow for breaches by Student Advantage of the Student Advantage Marketing Group Asset Purchase Agreement, which escrow has been released. Total cash paid including acquisition costs, net of cash acquired, approximated $8.2 million. The total cost of this acquisition, including acquisition costs, was $8.2 million. Alloy has recorded approximately $7.0 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Client relationships	1,600	2.5 years
Non-competition agreements	100	3 years

	$1,700

      The results of Student Advantage Marketing Group’s operations have been included in Alloy’s financial statements since May 2002.

Market Place Media

      In July 2002, Alloy acquired all of the issued and outstanding stock of MPM Holding, Inc. (“MPM Holding”), whose sole operating asset was Armed Forces Communications, Inc., d/b/a/ Market Place Media, a major media placement and promotions company serving the college, multi-cultural and military markets through print, broadcast, out-of-home and event media. As part of the Company’s acquisition strategy, Market Place Media expands the Company’s media assets and provides advertisers with a greater access to the Generation Y consumer. Alloy paid $48.0 million in cash to complete the acquisition, subject to adjustment based upon the outcome of a final working capital audit, $4.3 million of which was placed into escrow as security for the satisfaction of the indemnification obligations of MPM Holdings, and $1.0 million of which was placed into a supplemental escrow as security for the collection of certain accounts receivable of Armed Forces Communications, Inc. The $5.3 million placed into escrow was released during 2003. Alloy paid $1.5 million as part of the working capital adjustment during the second half of fiscal 2002 and paid an additional $1.6 million as a working capital adjustment in May 2004. As of January 31, 2004, total cash paid including acquisition costs, net of cash acquired approximated $50.1 million. The total cost of this acquisition, including acquisition costs and net of cash acquired, was $52.2 million. Alloy has recorded approximately $43.7 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$50	3 years
Client relationships	2,400	3 years
Non-competition agreements	700	3 years
Trademarks	4,700	indefinite

	$7,850

      Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. During the fourth quarter of fiscal 2003, Alloy recorded an approximate $1.0 million

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charge of Market Place Media’s trademarks. The results of Market Place Media’s operations have been included in Alloy’s financial statements since July 2002.

YouthStream Media Networks

      In August 2002, Alloy acquired substantially all of YouthStream Media Networks, Inc.’s high school and college targeted marketing and media assets, which included over 20,000 out-of-home display media boards in high schools and on college campuses, media placement capabilities in college and high school newspapers, and event marketing services and contracts. Alloy paid $7.0 million in cash to complete the acquisition, subject to adjustment based upon the outcome of a final working capital audit. Alloy paid $231,000 for the working capital adjustment during fiscal 2002. Total cash paid including acquisition costs, net of cash acquired approximated $7.5 million. The total cost of this acquisition, including acquisition costs, was $7.5 million. Alloy has recorded approximately $4.5 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$25	2.5 years
Client relationships	800	2.5 years
Non-competition agreements	100	1.5 years
Trademarks	135	indefinite

	$1,060

      Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. During the fourth quarter of fiscal 2003, Alloy recorded a $135,000 impairment charge of YouthStream Media Networks’ trademark. The results of YouthStream Media Networks’ operations have been included in Alloy’s financial statements since August 2002.

Career Recruitment Media

      In November 2002, Alloy acquired substantially all of the assets of Career Recruitment Media, Inc., an Illinois corporation (“CRM”). Alloy paid approximately $2.3 million in cash and issued a warrant valued at $43,000 to purchase up to 10,000 shares of Alloy common stock to complete the acquisition. In connection with this acquisition, Alloy was given the option to purchase the remaining assets of Career Recruitment Media, which option it exercised in September 2003. Total cash paid including acquisition costs, net of cash acquired approximated $2.4 million. The total cost of this acquisition, including acquisition costs, was $2.5 million. Alloy has recorded approximately $2.2 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$50	33 months
Client relationships	100	33 months
Non-competition agreements	50	30 months
Trademarks	75	indefinite

	$275

      Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The results of CRM’s operations have been included in Alloy’s financial statements since November 2002.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old Glory

      In December 2002, Alloy acquired Old Glory Boutique Distributing, Inc. (“Old Glory”), a Connecticut corporation, a direct marketer of music and entertainment lifestyle products including apparel, accessories and collectibles through direct mail catalogs and the internet. Alloy paid approximately $9.6 million to complete the acquisition, of which $1.2 million was held in escrow. In April 2004, $300,000 of such escrowed cash was released to Alloy and the remaining escrowed funds were released to the sellers. Total cash paid including acquisition costs, net of cash acquired, approximated $10.1 million. The total cost of this acquisition, including acquisition costs, net of cash acquired, approximated $10.1 million. Alloy has recorded approximately $9.5 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$50	3 years
Mailing lists	450	7 years
Non-competition agreements	200	4 years
Trademarks	300	indefinite

	$1, 000

      Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. During the fourth quarter of fiscal 2003, Alloy recorded an approximate $300,000 impairment charge related to Old Glory’s trademarks. In addition, Alloy determined that the carrying amounts of the non-competition agreement of $144,000 and the website of $31,000 were impaired. As a result, Alloy recognized the associated expense of $175,000 in its fourth quarter of fiscal 2003. The mailing lists will be used by the other Alloy direct marketing brands. The results of Old Glory’s operations have been included in Alloy’s financial statements since December 2002. Alloy plans to discontinue the production of the Old Glory catalog during fiscal 2004.

Significant Fiscal 2003 Acquisitions

OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc.

      In May 2003, Alloy acquired substantially all of the assets and liabilities of OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc., wholly owned subsidiaries of Student Advantage, Inc., which companies were in the business of direct marketing to college students and their parents a variety of college or university endorsed products. These businesses have been transferred to Alloy’s wholly owned subsidiaries, On Campus Marketing, LLC, Collegiate Carpets, LLC and Carepackages, LLC. Alloy paid approximately $15.6 million in cash $1.0 million of which was placed into escrow, and assumed a $5.0 million credit facility to complete the acquisition. As of January 31, 2004, the total cash paid including acquisition costs, net of cash acquired, approximated $15.4 million. The total cost of this acquisition, net of cash acquired and including acquisition costs, is estimated to be $15.5 million. In addition, Alloy paid off the $5.0 million credit facility during the second quarter. Alloy has recorded approximately $16.3 million of goodwill representing the excess of

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$425	3 years
Customer relationships	2,000	8 years
Non-competition agreements	811	48-58 months
Trademarks	900	indefinite

	$4,136

      Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The operations of this acquisition have been included in Alloy’s financial statements since May 2003.

dELiA*s

      In September 2003, Alloy acquired all of the outstanding stock of dELiA*s Corp. (“dELiA*s”), a multi-channel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. dELiA*s reaches its customers through the dELiA*s catalog, www.dELiAs.com and 61 dELiA*s retail stores. Through the acquisition of dELiA*s, Alloy seeks to generate financial savings by consolidating operations and eliminating duplicate functions, improve catalog circulation productivity by combining name databases and establish a retail store presence that may be expanded over time. These key transaction drivers supported the acquisition price and the associated goodwill resultant from the purchase of dELiA*s. Alloy paid approximately $50.1 million to complete the acquisition. As of January 31, 2004, the total cash paid including acquisition costs, net of cash acquired, approximated $46.2 million. The total cost of this acquisition, net of cash acquired and including acquisition costs, was approximately $47.0 million, of which $43.6 million was recorded as goodwill. Estimated acquisition costs consist of professional fees of approximately $2.8 million and other costs of approximately $600,000. The results of dELiA*s’ operations have been included in Alloy’s financial statements since September 2003.

Allocation of Purchase Price

      The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed. To the extent that the Company’s estimates need to be adjusted for the preacquisition contingencies predominately related to taxes (other than income taxes) and other matters for which the Company is awaiting additional information for its completion of purchase price allocation, it will make such adjustments.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price for dELiA*s was allocated as follows (in thousands):

Book value of net liabilities acquired	$(3,767)
Adjusted for write-off of intangible assets and deferred financing cost	230

Adjusted book value of net liabilities acquired	(3,997)
Remaining allocation:
Intangible assets(a)	4,615
Goodwill(b)	43,616
Restructuring costs(c)	(6,523)
Adjustment to fair value property, plant and equipment	(2,542)
Reduction of deferred revenues related to a licensing agreement that has no future legal performance obligation	16,500
Reduction of deferred rent liability in conjunction with the fair valuation of leases	3,173
Fair value of leasehold liabilities	(1,360)

Total purchase price allocation	$53,482

      Since Alloy’s initial allocation of the purchase price in the third quarter of fiscal 2003, its estimates have been revised. The adjusted estimated book value of net liabilities assumed increased $3.2 million primarily related to sales tax liabilities. In addition, estimates have been revised for intangible assets ($285,000 decrease), property, plant, and equipment ($2.5 million decrease), leasehold liabilities ($1.4 million increase), legal costs ($114,000 decrease) and goodwill ($7.3 million increase). These revisions reflect Alloy’s greater understanding of dELiA*s net liabilities since the acquisition date.

      (a) Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The fair values of the amortizable intangible assets are as follows (in thousands):

		Useful Life
	Fair Value	(Years)

Websites	$1,300	3
Mailing Lists	25	6
Non-competition Agreements	390	4.25
Leasehold Interests	300	6-7
Trademarks	2,600	indefinite

	$4,615

      (b) In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill and the acquired indefinite-lived intangibles associated with the acquisition will not be amortized. Goodwill resulting from this acquisition was allocated to the direct marketing segment during the fourth quarter of fiscal 2003.

      (c) As of the completion of the acquisition, Alloy management began to assess and formulate a plan to exit certain activities of dELiA*s. The plan, as initially adopted, specifically identified significant actions to be taken to complete the plan and activities of dELiA*s that will not be continued, including the method of disposition and location of those activities. At the completion of the acquisition, Alloy was contractually obligated to pay certain termination costs to three executives of dELiA*s. Management has estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million, of which approximately $1.3 million has been paid as of January 31, 2004. The remaining costs have resulted in an increase to short-term and long-term liabilities, which are estimated to be approximately $100,000 and $1.3 million, respectively. In addition, upon completion of its assessment, management estimated $3.8 million

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of store exit and lease costs and severance related to 17 dELiA*s retail stores. These expenses are accrued as current liabilities as of January 31, 2004.

      The following dELiA*s condensed balance sheet discloses the amounts assigned to each major asset and liability at September 4, 2003, the date of acquisition (amounts in thousands):

As of
9/4/2003

ASSETS
Current assets	$28,652
Fixed assets	20,161
Other assets	130
Intangible assets	4,615
Goodwill	43,616

Total Assets	$97,174
LIABILITIES
Accounts payable and other current liabilities	$32,409
Short-term debt	6,911
Notes payable	2,987
Other liabilities	1,385

Total Liabilities	$43,692

NET ASSETS ACQUIRED	$53,482

CollegeClub.com

      In November 2003, Alloy acquired CollegeClub.com, a website providing e-mail, clubs, chat, personal sites, student discounts and advice. Alloy paid approximately $800,000 to complete the acquisition and could pay an additional $400,000 of cash consideration based on future performance. The total purchase price of this acquisition, including acquisition costs, was approximately $1.3 million. Total cash paid, including acquisition costs, approximated $853,000. Alloy has recorded approximately $1.1 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$260	3 years
Customer relationships	150	3 years
Non-competition agreements	40	2 years
Trademarks	25	indefinite

	$475

      Trademarks are deemed to have indefinite lives and therefore are not amortized but are reviewed for impairment annually. The results of CollegeClub.com’s operations have been included in Alloy’s financial statements since November 2003.

Unaudited Pro Forma Financial Information

      The following unaudited pro forma financial information presents the consolidated operations of the Company as if the fiscal 2003 acquisition of dELiA*s had occurred as of the beginning of fiscal 2003 for the

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2003 results and as of the beginning of fiscal 2002 for the fiscal 2002 results. The unaudited pro forma information excludes the impact of all other fiscal 2003 acquisitions since they are not considered to be material to the Company’s consolidated financial statements.

      The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future period:

	For the Years Ended
	January 31,

	2003	2004

	(In thousands, except
	per share data)
	(Unaudited)
Net revenue	$436,962	$439,460
Net (loss) before cumulative effect of change in accounting principle	(13,540)	(100,318)
Net income (loss)	1,843	(100,318)
Preferred stock dividend and accretion	2,100	1,944
Net income (loss) available to common stockholders	$(257)	$(102,262)
Net (loss) attributable to common stockholders before cumulative effect of change in accounting principle per share:
Basic	$(0.41)	$(2.48)
Diluted	$(0.41)	$(2.48)
Net income (loss)available to common stockholders per share:
Basic	$(0.01)	$(2.48)
Diluted	$(0.01)	$(2.48)

      The unaudited pro forma financial information above reflects the following pro forma adjustments:

1. Elimination of historical amortization expense recorded by legacy dELiA*s related to definite-lived intangible assets.

2. Recording of:

•	amortization expense related to the estimated fair value of identified intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives which range from 2 to 6 years, of approximately $529,000 in fiscal 2002 and $309,000 in fiscal 2003;

•	the adjustment to increase interest expense from borrowings to finance the dELiA*s acquisition by approximately $2.9 million in fiscal 2002 and $1.7 million in fiscal 2003;

•	the adjustment to decrease deferred rent expense by approximately $447,000 in fiscal 2002 and $266,000 in fiscal 2003.

•	the adjustment to decrease depreciation expense by approximately $500,000 in fiscal 2002 and $292,000 in fiscal 2003.

4.	Goodwill and Intangible Assets

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives that were acquired after June 30, 2001 are no longer amortized but instead evaluated for impairment at least annually. With respect to goodwill and

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangibles with indefinite lives that were acquired prior to July 1, 2001, Alloy adopted the nonamortization provisions of SFAS No. 142 as of February 1, 2002.

      The following table reconciles previously reported net income as if the provisions of SFAS No. 142 had been in effect for the year ended January 31, 2002:

Year Ended
January 31, 2002

(Amounts in thousands
except per share data)
Reported net (loss)	$(15,600)
Add back: goodwill amortization	17,741

Adjusted net income	$2,141

Non-cash charge attributable to beneficial conversion feature of preferred stock issued	6,745
Preferred stock dividends and accretion of discount	3,013

Net (loss) attributable to common stockholders	$(7,617)

Basic (loss) attributable to common stockholders per share as reported	$(1.02)
as adjusted	$(0.31)
Diluted (loss) attributable to common stockholders per share as reported	$(1.02)
as adjusted	$(0.31)

Impairment of Goodwill and Indefinite-Lived Intangible Assets

      Due to the decline in catalog response rates, operating profit and cash flows were lower than expected during fiscal 2003. Based on that trend, as well as the addition and integration of dELiA*s, the cash flow projections could not support the goodwill within the direct marketing reporting unit. During the fourth quarter of fiscal 2003, a goodwill impairment charge of $56.7 million was recognized since the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill. Any subsequent adjustment to purchase price related to the dELiA*s acquisition resultant from the finalization of the preacquisition contingencies related to taxes (other than income taxes) and certain other matters for which the Company is awaiting additional information for its completion of purchase price allocation, may result in an adjustment to the impairment charge. Also, during the fourth quarter of fiscal 2003, an impairment charge for trademarks of $1.9 million and $2.0 million was recognized in the direct marketing segment and the sponsorship and other segment, respectively. In the direct marketing segment, a trademark impairment charge of $1.1 million was recognized since the carrying value of the reporting unit’s trademarks was greater than the fair value of the reporting unit’s trademarks primarily as a result of lower future estimated operating profit and cash flows related to the impaired trademarks. An additional $800,000 impairment charge was recognized due to the discontinued use of certain trademarks. In the sponsorship and other segment, an impairment charge of $1.0 million was recorded since the carrying value of the reporting unit’s trademarks was greater than the fair value of the reporting unit’s trademarks primarily as a result of lower future estimated operating profit and cash flows related to the impaired trademarks. An additional $1.0 impairment charge was recognized due to the discontinued use of certain trademarks. Estimates of trademark fair value were determined using the Income Approach. Refer to Note 2, “Summary of Accounting Policies, Goodwill and Other Indefinite-Lived Intangible Assets Impairment,” for further details regarding the procedure for evaluating goodwill for impairment.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the years ended January 31, 2003 and January 31, 2004 are as follows (in thousands):

	2003	2004

Gross balance, beginning of year	$205,120	$296,999
Goodwill acquired during the year	91,879	61,191
Impairment of goodwill	—	(56,748)

Gross balance, end of the year	296,999	301,442
Accumulated goodwill amortization, prior to the adoption of SFAS 142	(26,646)	(26,646)

Net balance, end of year	$270,353	$274,796

Intangible Assets Related to Businesses Acquired

      The acquired intangible assets as of January 31, 2003 and January 31, 2004 were as follows:

	January 31, 2003		January 31, 2004

	Gross		Gross		Weighted Average
	Carrying	Accumulated	Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (Years)

	(Amounts in thousands)
Amortizable intangible assets:
Mailing Lists	$4,553	$1,314	$3,858	$2,416	4.3
Noncompetition Agreements	3,695	1,074	5,060	2,527	3.5
Marketing Rights	5,650	3,052	5,650	5,650	2.3
Websites	841	331	2,890	961	2.9
Client Relationships	4,000	378	7,405	2,441	3.9
Leasehold Interests	—	—	300	41	6.5

	$18,739	$6,149	$25,163	$14,036

Nonamortizable intangible assets:
Trademarks	$9,625	—	$9,535	—	N/A

      In April 2002, Alloy purchased a two-year right to serve as the agent for selling, licensing and marketing the media assets of a youth-oriented website for $4.9 million. This contract was amended in May 2003 and then again in September 2003. The Company continually monitors the operating performance of this contract. In the fourth quarter of fiscal 2002, it was determined that based on future cash flow estimates, the carrying amount of the marketing rights would not be recoverable over the remaining term of the contract. Accordingly, an impairment charge of $1.0 million was recognized as additional amortization expense in the sponsorship segment, representing the excess of the net carrying amount of the intangible asset over its estimated fair value, determined as the discounted estimated future cash flows under the contract. This two-year right was fully amortized by the end of the fourth quarter of fiscal 2003.

      The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3.4 years. The amortization expense related to fiscal 2001, 2002 and 2003 was $574,000, $5.6 million and $7.9 million, respectively. The estimated remaining amortization expense for each of the next five fiscal years through the fiscal year ending January 31, 2009 is $5.4 million, $2.7 million, $1.1 million, $543,000 and $398,000, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Exchange Transaction

      On April 14, 2000, Alloy entered into a financial and strategic arrangement with Liberty Digital, Inc. (“LDIG”), a subsidiary of Liberty Media Group, Inc. (“LMG”), which has since been merged into LMG pursuant, to which Alloy issued 2,922,694 shares of its common stock having a fair value of $35.1 million, or $12 per share, to a subsidiary of LDIG in exchange for $10 million in cash and 837,740 shares of LDIG common stock having a fair value of $19.5 million. Alloy subsequently collared 600,000 LDIG shares (see Note 2 “Derivative Instruments and Hedging Activities”). As of January 31, 2004, Alloy holds no LDIG or LMG shares. The Alloy common shares issued to LDIG represented 19.9% of the then issued and outstanding common stock of Alloy immediately prior to the transaction. Subsequent to the transaction, LDIG had a 16.6% ownership interest in Alloy’s issued and outstanding common stock. As a result of subsequent issuances of Alloy common stock, as of January 31, 2004, LMG had an ownership interest in Alloy of approximately 6.94%.

6.	Marketable Securities

      Fair values of taxable auction securities, tax-advantaged auction securities, corporate debt securities and equity securities are based upon quoted market prices. The following is a summary of available-for-sale marketable securities at January 31, 2003 and 2004, respectively:

	Gross	Gross
	Unrealized	Unrealized		Estimated
	Amortized	Holding	Holding	Fair
January 31, 2003	Cost	Gains	Losses	Value

	(Amounts in thousands)
Taxable auction securities	$2,000	$—	$—	$2,000
Corporate debt securities	21,002	166	—	21,168
Equity securities	3	—	(2)	1

Total available-for-sale securities	$23,005	$166	$(2)	$23,169

January 31, 2004

Taxable auction securities	$4,700	$—	$—	$4,700
Tax-advantaged auction securities	6,000	—	—	6,000
Corporate debt securities	13,926	3	(31)	13,898
Equity securities	3	—	(2)	1

Total available-for-sale securities	$24,629	$3	$(33)	$24,599

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of debt securities available-for-sale at January 31, 2004 by contractual maturity are as follows:

	Gross
	Unrealized	Estimated
	Amortized	Fair
January 31, 2004	Cost	Value

	(Amounts in thousands)
Due in one year or less	$19,024	$19,013
Due after one year	5,602	5,585

	$24,626	$24,598

      On an ongoing basis, Alloy evaluates its investment in debt and equity securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. As of the end of fiscal 2003, the Company held a portfolio of $24.6 million in fixed income marketable securities for which, due to the conservative nature of its investments and relatively short duration did not result in any impairment charge.

Realized Gain on Marketable Securities and Write-off of Investments, Net

      In fiscal 2002, realized gains from sales of marketable securities were approximately $97,000. Net realized gains on the sales of marketable securities were approximately $66,000 in fiscal 2003. In addition, the Company wrote off $313,000 of minority investments in private companies during the fourth quarter of fiscal 2003, since these private companies either declared bankruptcy or ceased operations.

7.	Property and Equipment

      At January 31, 2003 and 2004, property and equipment, net, consists of the following:

	2003	2004

	(Amounts in thousands)
Computer equipment under capitalized leases	$676	$318
Computer equipment	10,975	14,891
Machinery and equipment	6,397	8,665
Office furniture and fixtures	1,286	3,964
Leasehold improvements	1,754	10,123
Building	—	6,159
Land	—	500

	21,088	44,620
Less: accumulated depreciation and amortization	(11,007)	(17,386)

	$10,081	$27,234

      Due to declines in catalog response rates, the Company performed recoverability analysis of long-lived assets in the direct marketing segment during the fourth quarter of fiscal 2003. The recoverability of long-lived assets were measured by comparing the carrying amount of a group of assets to estimated undiscounted future cash flows expected to be generated by that group of assets. Since the carrying amounts of certain groups of assets exceeded their estimated future cash flows, an impairment charge of $1.3 million was recognized in the direct marketing segment. Alloy determined that the carrying amounts of the non-competition agreement of $144,000 related to Old Glory, the website of $31,000 related to Old Glory and the non-competition

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement of $23,000 related to Girlfriends LA were impaired as the Company plans to discontinue marketing its Old Glory and Girlfriends LA brands. Other assets of these businesses, namely mailing lists, were not deemed impaired as they are and can be used by other parts of the direct marketing segment. In addition, the future cash flows related to Dan’s Comp could not fully support the carrying amount of Dan’s Comp’s long-lived assets. As a result, an impairment charge related to the non-competition agreement of $209,000, property and equipment of $159,000 and mailing list of $749,000 was recorded.

      Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $2.6 million, $4.2 million, and $6.7 million for fiscal 2001, 2002, and 2003 respectively.

8.	Current Liabilities

Mortgage Note Payable

      dELiA*s was subject to certain covenants under a mortgage loan agreement relating to dELiA*s’ fiscal 1999 purchase of a distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio. As a result of its financial performance, the Company was in default of the fixed charge coverage ratio. The default has been waived for the duration of the loan. On April 19, 2004, dELiA*s entered into a Mortgage Note Modification Agreement extending the term for five years with a fifteen-year amortization schedule. The modified loan bears interest at LIBOR plus 225 basis points. The modified loan is guaranteed by Alloy and Alloy is subject to a quarterly financial covenant to maintain a funds flow coverage ratio with which Alloy is not currently in compliance. As a result of this default, the $2.9 million January 31, 2004 outstanding principal balance related to dELiA*s mortgage loan agreement is classified as a current liability on the accompanying consolidated balance sheets. The mortgage loan is secured by the building and related property.

Accrued Expenses and Other Current Liabilities

      As of January 31, 2003 and 2004, accrued expenses and other current liabilities consist of the following:

	2003	2004

	(Amounts in
	thousands)
Accrued acquisition costs	$12,998	$3,417
Accrued sales tax	43	4,306
Credits due to customers	—	5,754
Current deferred tax liability	5,318	—
Other	9,320	23,364

	$27,679	$36,841

9.	Credit Agreements

      In October 2000, Alloy entered into a credit agreement (the “RBC Credit Agreement”) with Royal Bank of Canada, Grand Cayman (North America No. 1), (the “Lender”). The RBC Credit Agreement was for a duration of three years from inception, expired October 19, 2003, and called for the Lender to make available to Alloy revolving credit loans and letters of credit in the aggregate principal amount not to exceed $15.1 million the proceeds of which would be used to finance the working capital requirements of Alloy and its subsidiaries in the ordinary course of business and for other general corporate purposes. This facility was originally collateralized by marketable securities and related derivative put options. As further discussed in Note 2, as a result of the settlement of the put options and sale of the underlying securities, the facility limit was reduced from $15.1 million to $500,000. There were no amounts outstanding at January 31, 2002 or 2003 under the RBC Credit Agreement.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      dELiA*s has a credit agreement with Wells Fargo Retail Finance LLC (the “Wells Fargo Credit Agreement”). The Wells Fargo Credit Agreement consists of a revolving line of credit that permits dELiA*s to borrow up to $20 million. Until October 29, 2004, dELiA*s retains the right to increase the limit to $25 million at its option. The credit line is secured by dELiA*s’ assets and borrowing availability fluctuates depending on dELiA*s’ levels of inventory and certain receivables. The Wells Fargo Credit Agreement contains certain covenants and default provisions, including a limitation on dELiA*s’ capital expenditures. At dELiA*s’ option, borrowings under this facility bear interest at Wells Fargo Bank’s prime rate plus 25 basis points or at LIBOR plus 250 basis points, but at no time will the rate be less than 4.25%. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures in April 2006. The credit facility is considered a current liability because the lender has access to dELiA*s lockbox facility and the agreement contains a subjective acceleration clause. In addition, the Wells Fargo Credit Agreement contains a change of control event, which was triggered when Alloy purchased dELiA*s and allows the lender to call the loan at any time. The lender has agreed to waive any default caused in connection with Alloy’s acquisition of dELiA*s. As of January 31, 2004, there was a zero balance on the loan, the outstanding documentary letters of credit were $29,000, the standby letters were $2.9 million, and unused available credit was $5.4 million.

Letters of Credit

      As of January 31, 2004, Alloy had $543,000 in a standby letter of credit with a bank for the purpose of securing a lease transaction relating to computer equipment. The letter of credit is fully secured by cash on deposit at the bank as of January 31, 2004 and matures in fiscal 2007. In addition, Alloy had a $682,000 guidance line for standby and commercial letters of credit, of which $118,000 was outstanding as of January 31, 2004 for the purpose of securing an operating lease that Alloy maintains.

10.	Long-Term Debt

Issuance of Convertible Debt

      On July 23, 2003, Alloy issued and sold $65.0 million aggregate principal amount of 20-Year Convertible Senior Debentures due August 1, 2023 (the “Debentures”) in the 144A private placement market. Lehman Brothers, Inc., CIBC World Market Corp., J.P. Morgan Securities Inc., and S.G. Cowen Securities Corporation were the initial purchasers (the “Initial Purchasers”) of the Debentures. The Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually. The Debentures are convertible at any time prior to maturity, unless previously redeemed, at the option of the holders into shares of Alloy’s common stock at a conversion price of approximately $8.375 per share, subject to certain adjustments. The calculation of diluted loss per share for fiscal 2003 excluded the conversion of these securities as to include them in the calculation would be anti-dilutive. The Debentures are Alloy’s general unsecured obligations and will be equal in right of payment to its existing and future senior unsecured indebtedness; and are senior in right of payment to all of its future subordinated debt. Alloy may not redeem the Debentures until August 1, 2008. On August 20, 2003, Alloy issued and sold an additional $4.3 million aggregate principal amount of the Debentures to the Initial Purchasers pursuant to the exercise of an over-allotment option granted to the Initial Purchasers in the original purchase agreement. Alloy used a significant portion of the net proceeds from this offering for the acquisition of dELiA*s and intends to use the remaining portion for future acquisitions, working capital, capital expenditures and general corporate purposes.

      On February 17, 2004, Alloy approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of May 26, 2004, none of the Debentures have been repurchased.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of Alloy’s Debentures is estimated based on quoted market prices. As of January 31, 2004, the fair value of the Debentures was $66.5 million. Long-term debt consists of the following:

	January 31,

	2003	2004

	Amounts in
	thousands
5.375% Convertible Debentures due August 1, 2023, with interest payable semi-annually on February 1 and August 1	$—	$69,300
Capital leases and notes payable	93	307
Other long-term liabilities	—	436

	$93	$70,043

11.	Series A and Series B Redeemable Convertible Preferred Stock

      On February 16, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy’s $0.01 par value preferred stock consisting of 1,850,000 shares of the authorized unissued preferred stock as a Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock had a par value of $0.01 per share with a liquidation preference of $9.50 per share. The Series A Preferred Stock paid an annual dividend of 3%, payable in additional shares of Series A Preferred Stock. In addition, the Series A Preferred Stock was mandatorily redeemable on February 16, 2006 at a price of $9.50 per share, plus accrued and unpaid cash dividends thereon. The Series A Preferred Stock was convertible at the holder’s option into common stock of Alloy as is determined by dividing $9.50 by the initial conversion price of $11.40 and multiplying by each share of Series A Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Alloy. At any time after February 15, 2003, if the reported closing sales price of Alloy’s common stock exceeds $25.00 per share for a period of ten consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series A Preferred Stock to convert their shares into shares of Alloy common stock.

      Also, on February 16, 2001, Alloy received an investment of $10 million from St. Paul Venture Capital VI, LLC (“SPVC VI”) in exchange for 1,052,632 shares of Alloy’s Series A Preferred Stock. In addition, SPVC VI received a warrant to purchase 307,018 shares of Alloy common stock at an exercise price of $12.83 per share. The fair value of the warrant issued in connection with the Series A Preferred Stock was estimated as $1.5 million using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature recognized as of the date of the transaction in the amount of approximately $2.8 million, which reduced earnings attributable to common stockholders in the year ended January 31, 2002. The beneficial conversion feature was recorded as a direct charge against accumulated deficit, with a corresponding increase in additional paid-in capital. As a result of warrants issued and the related expenses of the transaction, there was a discount of $1.5 million upon issuance of the Series A Preferred Stock, which was being accreted over the five-year period prior to mandatory redemption and reflected as a charge against additional paid-in capital and a corresponding increase to the carrying value of the Series A Preferred Stock. In addition, the accrued dividends on the Series A Preferred Stock were also charged to additional paid-in capital, with a corresponding increase in the carrying value of the Series A Preferred Stock. On October 25, 2001, SPVC VI converted all 1,052,632 shares of Series A Preferred Stock into 877,193 shares of Alloy common stock. At that time, the remaining unamortized discount of $1.3 million was charged to additional paid-in capital, with a corresponding increase to Series A Preferred Stock and the then carrying value of $8.5 million was converted into common stock and additional

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid-in capital. The additional accretion recorded upon conversion has been reflected as a reduction of earnings attributable to common stockholders.

      On June 20, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy’s $.01 par value preferred stock consisting of 3,000 shares of the authorized unissued preferred stock as a Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The Series B Preferred Stock has a par value of $.01 per share with a liquidation preference of $10,000 per share. The Series B Preferred Stock pays an annual dividend of 5.5%, payable in either additional shares of Series B Preferred Stock or cash, at Alloy’s option. In addition, the Series B Preferred Stock is mandatorily redeemable on June 19, 2005 at a price of $10,000 per share, plus accrued and unpaid cash dividends thereon. The Series B Preferred Stock is convertible at the holder’s option into common stock of Alloy as is determined by dividing $10,000 by the initial conversion price of $11.70 and multiplying by each share of Series B Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of common stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Alloy. At any time after June 20, 2002, if the reported closing sales price of Alloy’s common stock exceeds $20.48 per share for a period of twenty consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series B Preferred Stock to convert their shares into shares of Alloy common stock.

      Also, on June 20, 2001, Alloy received an investment of $18.1 million from various investors in exchange for 1,815 shares of Alloy’s Series B Preferred Stock, which were immediately convertible into 1,551,282 shares of Alloy common stock. In addition, the Series B investors received warrants to purchase a total of 502,492 shares of Alloy common stock at an exercise price of $12.46 per share. The fair value of the warrants issued in connection with the Series B Preferred Stock was estimated as $2.4 million using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 5.50% and expected life of two years. Based upon the terms of this transaction, there was a beneficial conversion feature reflected as of the date of the transaction in the amount of approximately $4.0 million, which reduced earnings attributable to common stockholders in the year ended January 31, 2002. Similar to the accounting treatment for the Series A Preferred Stock, the beneficial conversion feature was recorded as a direct charge against accumulated deficit, with a corresponding increase in additional paid-in capital. As a result of the warrants issued and the related expenses of the transaction, there was a discount of $3.9 million upon issuance of the Series B Preferred Stock, which is being accreted over the four-year period prior to mandatory redemption and reflected as a charge against additional paid-in capital and a corresponding increase to the carrying value of the Series B Preferred Stock.

      In fiscal 2001, an investor converted 50 shares of Series B Preferred Stock into 44,032 shares of Alloy common stock. The impact upon conversion was the recognition of additional accretion of $92, which has been reflected as a reduction of earnings attributable to common stockholders. In fiscal 2002, investors converted 152 shares of Series B Preferred Stock into 136,469 shares of Alloy common stock. The impact upon conversion was the recognition of additional accretion of $235,000, which has been reflected as a reduction of earnings attributable to common stockholders. In fiscal 2003, investors converted 273 shares of Series B Preferred Stock into 261,505 shares of Alloy common stock. The impact upon conversion was the recognition of additional accretion of $255,000, which has been reflected as a reduction of earnings attributable to common stockholders.

12.	Common Stock Transactions

      On November 1, 2001, Alloy entered into definitive purchase agreements to sell 2,575,000 shares of newly issued common stock, $.01 par value, in a private placement to both new institutional investors and existing stockholders for an aggregate purchase price of $32.2 million. Net proceeds from this private placement of $30.0 million were used for acquisitions or general corporate purposes.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 25, 2002, Alloy entered into a definitive purchase agreement to sell 1,367,366 shares of newly issued common stock, $.01 par value, and warrants to purchase a total of 888,788 shares of Alloy’s common stock at an exercise price of $21.94 per share in a private placement to an investor for an aggregate purchase price of $30.0 million. In February 2002, pursuant to the warrant agreement and as a result of the Company’s follow-on offering, the warrants increased to 915,555 shares and the exercise price decreased to $21.30 per share. In July and August 2003, pursuant to the warrant agreement and as a result of the Company’s Debenture offering, the number of shares for which warrants are exercisable increased to 1,019,291 shares and the exercise price decreased to $19.13 per share. Net proceeds from this private placement of approximately $28.0 million were used for acquisitions and general corporate purposes. The fair value of the warrants issued in connection with this financing was estimated as $8.2 million using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 50%, risk-free interest rate of 5.29% and expected life of five years. In connection with this transaction, Alloy and a company in which the investor had a minority investment entered into a one-year marketing services agreement in which Alloy has provided an agreed-upon set of advertising and promotional services in exchange for a $3.0 million fee.

      On February 21, 2002, Alloy sold 4,000,000 shares of its newly issued common stock, $.01 par value, in an underwritten public offering at a price of $15.21 per share, for an aggregate purchase price of $60.8 million. Net proceeds from this public offering of $56.6 million were used for acquisitions and general corporate purposes.

      On January 29, 2003, the Company’s Board authorized a stock repurchase program for the repurchase by Alloy of up to $10.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan through January 31, 2004. All 600,000 shares were repurchased during the first quarter of fiscal 2003.

13.	Stockholder Rights Plan

      In April 2003, Alloy’s Board of Directors adopted a Stockholder Rights Plan (the “Plan”) in which the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of Series C Junior Participating Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), at a purchase price of $40.00 per Unit, subject to adjustment. Until the occurrence of certain events, the Rights are represented by and traded in tandem with Alloy common stock. Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent (20%) or more of the Company’s common stock or announces a tender offer upon consummation of which such person or group would own 20% or more of the common stock. Alloy is entitled to redeem the Rights at $.001 per right under certain circumstances set forth in the Plan. The Rights themselves have no voting power and will expire at the close of business on April 14, 2013, unless earlier exercised, redeemed or exchanged. Each one one-hundredth of a share of Series C Preferred Stock has the same voting rights as one share of Alloy common stock, and each share of Series C Preferred Stock has 100 times the voting power of one share of Alloy common stock.

14.	Stock-based Compensation Plans

Stock options:

      During fiscal 1997, Alloy’s Board of Directors adopted a Stock Option Plan (the “1997 Plan”). The 1997 Plan, as restated, authorizes the granting of options, the exercise of which would allow up to an aggregate of 4,000,000 shares of Alloy’s common stock to be acquired by the holders of the options. The number of shares under the 1997 Plan authorized for the granting of options was raised to 8,000,000 pursuant to a shareholder vote on July 21, 2000 and further increased to 10,000,000 pursuant to a shareholder vote on July 24, 2003. The

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options can take the form of Incentive Stock Options (“ISOs”) or Non-qualified Stock Options (“NQSOs”). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediately vesting to a ratable vesting period of nine years. The exercise price of the Options must be at least equal to 100% of the fair market price of Alloy common stock on the date of grant. In the case of a plan participant who owns directly or by reason of the applicable attribution rules in Section 424(d) of the United States Internal Revenue Code of 1986, as amended, more than 10% of the total combined voting power of all classes of stock of Alloy, the exercise price shall not be less than 110% of the fair market value on the date of grant. ISOs must be exercised within five to ten years from the date of grant depending on the participant’s ownership in Alloy. The exercise price of all NQSOs granted under the 1997 Plan shall be determined by Alloy’s Board of Directors at the time of grant. During fiscal 2002, Alloy’s Board of Directors adopted amendments to the 1997 Plan to permit the grant of shares of the Company’s common stock on a tax-deferred basis to eligible individuals, subject to the otherwise applicable terms, conditions, requirements and other limitations the Board of Directors shall deem appropriate within the limits of its powers under the 1997 Plan. The 1997 Plan will terminate on June 30, 2007.

      During fiscal 2002, Alloy’s Board of Directors adopted a new Stock Option Plan (the “2002 Plan”), which permits the granting of options, the exercise of which would allow up to an aggregate of 500,000 shares of Alloy’s common stock to be acquired by the holders of the options. During fiscal 2003, Alloy’s Board of Directors authorized an Amendment to the 2002 Plan increasing from 500,000 to 2,000,000 the aggregate number of shares which may be issued under such plan. The options can take the form of NQSOs. Options may be granted to employees, directors and consultants. Options may be granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediate vesting to a ratable vesting period of nine years. The exercise price of all options granted under the 2002 Plan shall be determined by Alloy’s Board of Directors at the time of grant. Subsequently during fiscal 2002, Alloy’s Board of Directors adopted amendments to the 2002 Plan to permit the grant of shares of the Company’s common stock on a tax-deferred basis to eligible individuals, subject to the otherwise applicable terms, conditions, requirements and other limitations the Board of Directors shall deem appropriate within the limits of its powers under the 2002 Plan. The 2002 Plan will terminate on July 11, 2012.

      Additionally, during fiscal 2003, Alloy, through its acquisition of dELiA*s Corp., assumed the dELiA*s Inc. Amended and Restated 1996 Stock Incentive Plan, dELiA*s Inc. 1998 Stock Incentive Plan and the iTurf Inc. Amended and Restated 1999 Stock Incentive Plan. Upon consummation of the acquisition, Alloy amended these plans to provide, among other things, that the common stock of Alloy, not dELiA*s Corp., would be issuable upon exercise of options granted under the plans. Pursuant to NASDAQ Marketplace Rule 4350-5, Alloy may not issue grants under these plans to any person who was employed by Alloy at the time the acquisition of dELiA*s Corp. was consummated. Alloy may, however, issue grants under these plans to persons who were employed by dELiA*s Corp. before, or have or will become employed by Alloy or any of its subsidiaries after, the time Alloy’s acquisition of dELiA*s Corp. was consummated.

      Alloy applies APB No. 25 in accounting for options issued under the 1997 Plan, the 2002 Plan and the assumed dELiA*s plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Alloy applies SFAS No. 123 to issuances of stock-based compensation to non-employees and, accordingly, recognizes the fair value of the stock options and warrants issued as compensation expense over the service period or vesting period, whichever is shorter. Compensation expense recognized for the issuance of stock options to non-employees approximated $114,000, $0, and $0 for fiscal 2001, 2002, and 2003, respectively. The fair value assumptions used for awards to non-employees are consistent with the assumptions listed for the pro forma impact of awards to employees.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of Alloy’s stock option activity:

	For the Years Ended January 31,

	2002		2003		2004

	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	4,009,129	$13.69	6,016,148	$12.56	6,791,817	$11.64
Options granted	4,253,100	11.90	1,697,150	9.19	2,012,089	5.26
Options exercised	(939,634)	11.74	(190,846)	8.16	(26,256)	4.42
Options canceled or expired	(1,306,447)	14.47	(730,635)	14.44	(1,093,715)	11.97

Outstanding, end of year	6,016,148	$12.56	6,791,817	$11.64	7,683,935	$9.96

Exercisable, end of year	520,574	$13.91	2,013,637	$13.33	3,333,285	$12.32

Weighted-average fair value of options granted during the year	$7.62	N/A	$6.20	N/A	$3.41	N/A

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended January 31,

	2002	2003	2004

Risk-free interest rates	4.43%	3.62%	2.97%
Expected lives	5 years	5 years	5 years
Expected volatility	75%	82%	74%
Expected dividend yields	—	—	—

      Summarized information about Alloy’s stock options outstanding and exercisable at January 31, 2004 is as follows:

	Outstanding			Exercisable

			Average		Average
Exercise			Exercise		Exercise
Price Range	Options	Average Life	Price	Options	Price

$ 0.60	5,348	5.0 Years	$0.60	5,348	$0.60
$ 2.64 - $ 2	.79 2,656	9.2 Years	$2.72	0	$0
$ 4.07 - $ 6	.09 1,842,679	9.3 Years	$4.75	120,285	$4.60
$ 6.19 - $ 9	.23 2,178,399	7.7 Years	$7.70	948,541	$8.02
$ 9.29 - $13.	80 2,230,675	7.6 Years	$12.39	1,119,133	$12.48
$13.95 - $20.9	0 1,391,178	6.7 Years	$16.32	1,115,103	$16.50
$21.06 - $23.2	0 33,000	6.9 Years	$21.24	24,875	$21.19

$ 0.60 - $23.	20 7,683,935	7.9 Years	$9.96	3,333,285	$12.32

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants:

      The following table summarizes all common stock and preferred stock activity:

	For the Years Ended January 31,

	2002	2003	2004

Outstanding, beginning of year	473,180	1,690,635	1,813,559
Warrants issued	1,808,298	136,767	103,736
Warrants exercised	(590,843)	(13,843)	—

Outstanding, end of year	1,690,635	1,813,559	1,917,295

      At January 31, 2004, the unexercised warrants have a weighted average exercise price of $16.19 per share and a weighted average remaining contractual term of 5.19 years. As of January 31, 2004, all outstanding warrants are exercisable. The calculation of diluted (loss) earnings per share for fiscal 2001, 2002 and 2003 excludes the warrants listed above because to include them in the calculation would be antidilutive. Therefore the warrants did not have an impact on the calculation of earnings attributable to common stockholders per share.

Restricted Stock

      In May 2003 Alloy’s Board of Directors authorized the issuance of 300,000 shares of Common Stock as restricted stock under the 1997 Plan, which shares were issued in March 2004. The shares issued pursuant to the 1997 Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the 300,000 shares pursuant to the 1997 Plan, a deferred compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and is being amortized over the approximate twenty-month vesting period. The compensation expense amortized with respect to the restricted shares during fiscal 2003 was approximately $989,000. On January 31, 2004, a total of 150,000 of the 300,000 shares vested.

Employee Stock Purchase Plan

      In April 1999, Alloy adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Plan”). The Employee Stock Plan allows eligible employees, as defined in the Employee Stock Plan, to purchase Alloy’s common stock pursuant to section 423 of the Internal Revenue Code of 1986, as amended. A total of 500,000 shares of Alloy’s common stock have been made available for sale under the Employee Stock Plan, subject to certain capitalization adjustments specified in the plan document. The Employee Stock Plan will terminate on April 16, 2009 unless terminated sooner by the Board of Directors. The Employee Stock Plan allows for purchases of common stock under a series of six-month offering periods commencing February 1 and August 1 of each year, the frequency of dates and duration of which may be changed by the Board of Directors. Eligible employees can elect to participate through payroll deductions between 1% and 10% of compensation that will be credited to the participant’s account. The terms of the Employee Stock Plan provide for the granting of an option on the first day of each six-month offering period (“Offering Date”) to each eligible employee to purchase Alloy’s common stock on the last day of each six-month offering period (“Exercise Date”) at a price equal to the lower of 85% of the fair market value of a share of Alloy’s common stock at the Offering Date or 85% of the fair market value of a share of Alloy’s common stock on the Exercise Date. These shares are considered noncompensatory for the determination of compensation expense under APB No. 25, but the difference between the fair value of the amount of the benefit paid related to acquiring such shares at a discount is included as compensation expense in the pro forma disclosures required by SFAS No. 123 above.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The number of shares under the Employee Stock Plan will be determined by dividing an eligible employee’s accumulated contributions prior to the Exercise Date and retained in the participant’s account as of the Exercise Date by the lower of 85% of the fair market value of a share of Alloy’s common stock on the Offering Date, or 85% of the fair market value of a share of Alloy’s common stock on the Exercise Date. Unless a participant withdraws from the Employee Stock Plan, his or her option for the purchase of shares will be exercised automatically on the Exercise Date of the relative six-month offering period.

Shares Reserved for Future Issuance:

      Shares reserved for future issuance at January 31, 2003 and 2004 are as follows:

	For the Years Ended
	January 31,

	2003	2004

Preferred Stock	2,259,544	1,981,866
Stock Option Plans	6,969,812	17,675,031
Warrants	1,813,559	1,917,295
Employee Stock Plan	451,123	289,245
5.375% Senior Convertible Debentures	—	8,274,628

	11,494,038	30,138,065

15.	Income Taxes

      The components of the benefit (provision) for income taxes consist of the following (amounts in thousands) for the years ended January 31:

	2002	2003	2004

Current:
State	$296	$1,114	$307
Federal	—	—	366

	296	1,114	673
Deferred:
State	—	191	(286)
Federal	—	(2,777)	4,892

	—	(2,586)	4,606

Net Income Tax Expense/(Benefit)	$296	$(1,472)	$5,279

      The difference between the total expected tax expense (benefit) (using the statutory rates of 34%, 35% and 35%, respectively) and tax expense for fiscal 2001, 2002 and 2003 is accounted for as follows:

	2001	2002	2003

Computed expected tax (benefit) expense	(34)%	35%	(35)%
State taxes, net of federal benefit	—	7%	—
Non-deductible expenses	34%	1%	1%
Goodwill Impairment	—	—	29%
Change in valuation allowance	2%	(50)%	13%

Total expense (benefit)	2%	(7)%	8%

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out as follows at January 31,:

	2003	2004

	(Amounts in thousands)
Deferred tax assets:
Accruals and reserves	$4,131	$10,001
Deferred compensation	—	435
Property and equipment	583	3,096
Other	576	739
Net operating loss and capital loss carryforwards	10,087	28,437

Gross deferred tax assets	15,377	42,708
Valuation allowance	(2,755)	(36,309)

Total deferred tax assets	12,622	6,399

Deferred tax liabilities:
Goodwill	(875)	(749)
Identified intangible assets	(6,576)	(4,308)
Other	(565)	(1,342)

Total deferred tax liabilities	(8,016)	(6,399)

Net deferred tax assets	$4,606	$—

      For federal income tax purposes, Alloy has unused net operating loss (“NOL”) carryforwards of $59.1 million at January 31, 2004 expiring through 2023 and capital loss carryforwards of $3.5 million at January 31, 2004 expiring from January 31, 2006 through January 31, 2008. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Alloy experienced at least three such ownership changes since inception. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. Based on the level of taxable income for the year ended January 31, 2003 and projections of future taxable income, results of the acquisitions and building of economies of scale, management believed it was more likely than not that Alloy would realize the benefits of the deferred tax assets that were deductible during these periods, net of the valuation allowance. Therefore, the Company recorded a deferred tax benefit for a portion of the assets that had been fully reserved. For the year ended January 31, 2004, due to a number of factors, including the fiscal 2003 taxable loss and the acquisition of dELiA*s, management lowered its projections of future taxable income, particularly for the next 15 months. As a result of these lower projections of future taxable income, management believes the future utilization of the Company’s deferred tax assets is no longer more-likely-than-not. The Company has made the decision to fully reserve the remaining net deferred tax asset by increasing the valuation allowance via a $4.6 million income tax provision during the year ended January 31, 2004.

      The valuation allowance decreased by $16.7 million and increased by $33.6 million during fiscal years 2002 and 2003, respectively. If the entire deferred tax assets were realized, $2.6 million would be allocated to equity related to the tax effect of the employees’ stock option deductions. In addition, $22.4 million would be

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to goodwill related to acquired deferred tax assets. The remaining deferred tax asset would reduce the income tax expense.

      On the Company’s consolidated balance sheet, at January 31, 2003 and 2004, the current portion of the deferred tax assets amounting to $7.0 million, and none, respectively is included in other current assets. The current portion of the deferred tax liability amounting to approximately $5.3 million and none, respectively, is included in accrued expenses and other current liabilities.

16.	Net (Loss) Earnings Per Share

      The following table sets forth the computation of net (loss) earnings per share. Alloy has applied the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” in the calculation below. Amounts are in thousands, except share and per share data.

	Year Ended January 31,

	2002	2003	2004

NUMERATOR:
Net (loss) income	$(15,600)	$23,295	$(75,215)
Charge for beneficial conversion of Series A and Series B Redeemable Convertible Preferred Stock	(6,745)	—	—
Dividends and accretion on preferred stock	(3,013)	(2,100)	1,944

Net (loss) income attributable to common stockholders	$(25,358)	$21,195	$(77,159)

DENOMINATOR:
Denominator for basic and diluted (loss) earnings attributable to common stockholders per share:
Weighted average basic common shares outstanding	24,967,678	38,436,256	41,175,046

Contingently issuable common stock pursuant to acquisitions	—	959,045	—
Options to purchase common stock	—	676,111	—

Weighted average diluted common shares outstanding	24,967,678	40,071,412	41,175,046

Basic (loss) earnings attributable to common stockholders per share	$(1.02)	$0.55	$(1.87)

Diluted (loss) earnings attributable to common stockholders per share	$(1.02)	$0.53	$(1.87)

      For fiscal 2002, diluted earnings per common share is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The calculation of diluted (loss) earnings per share for fiscal 2001, 2002 and 2003 excludes the securities listed below because to include them in the calculation would be antidilutive. For purpose of this presentation, all securities are assumed to be common stock equivalents and antidilutive:

	January 31,

	2002	2003	2004

Options to purchase common stock	6,016,148	6,115,706	7,326,014
Warrants to purchase common stock	1,690,635	1,813,559	1,873,452
Conversion of Series A and Series B Redeemable Convertible preferred stock	1,576,822	1,506,363	1,377,254
Contingently issuable common shares pursuant to acquisitions	1,234,032	—	—
Conversion of 5.375% Convertible Debentures	—	—	8,103,484
Restricted stock	—	—	300,000

Total	10,517,637	9,435,628	18,980,204

17.	Commitments and Contingencies

Leases

      Alloy leases dELiA*s retail stores, office space, warehouse space and certain computer equipment under noncancellable leases with various expiration dates through 2013. As of January 31, 2004, future net minimum lease payments were as follows:

	Capital	Operating	Sublease
Year Ending January 31,	Leases	Leases	Rent

	(Amounts in thousands)
2005	$257	$13,879	$(365)
2006	39	12,874	(313)
2007	28	11,852	(319)
2008	20	10,061	(203)
2009	3	9,503	(151)
Thereafter	—	22,484	(191)

Total minimum lease payments	$347	$80,653	$(1,542)

Imputed interest	19

Capital lease obligations	$328

      Some of dELiA*s retail store leases include contingent rent clauses that will result in higher payments if the store sales exceed expected levels. Some of Alloy’s operating leases also include renewal options and escalation clauses with terms that are typical for the industry. In addition, its obligated to pay a proportionate share of increases in real estate taxes and other occupancy costs for space covered by its operating leases.

      Rent expense was approximately $2.6 million, $3.3 million, and $8.1 million for fiscal 2001, 2002, and 2003, respectively, under noncancellable operating leases.

Ordering, Fulfillment and Customer Service

      Alloy entered into a master services agreement with NewRoads, Inc., (“New Roads”), a third party service organization, whereby New Roads provides Alloy with comprehensive call center and order fulfillment

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services in support of the Alloy, CCS, GFLA and Old Glory direct marketing operations. All aspects relating to fulfillment of customer orders are handled by New Roads, including receipt and processing of customer orders, shipment of merchandise to customers and customer service. In consideration for performance of the services provided by New Roads during the contract term, Alloy paid New Roads an initial start-up fee and is charged a fixed fee per order processed plus a pass-through of the variable costs, primarily labor, involved in order processing.

      During the third quarter of fiscal 2003, Alloy terminated its agreement with New Roads following its strategic decision to transfer substantially all of its fulfillment activities for its Alloy and CCS direct marketing units from New Roads, to its recently acquired distribution center in Hanover, Pennsylvania and to discontinue its Old Glory and Girlfriends LA brands during fiscal 2004.

Sales Tax

      Alloy does not collect sales or other similar taxes on shipments of goods into most states. However, various states or foreign countries may seek to impose sales tax obligations on such shipments. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. A successful assertion by one or more states that Alloy should have collected or be collecting sales taxes on the sale of products could have a material effect on Alloy’s operations.

Litigation

      On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing Alloy’s common stock between May 14, 1999 and December 6, 2000 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934 (the “’34 Act”) and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, plaintiff filed an amended complaint against Alloy, the individual defendants and the underwriters of its initial public offering. The amended complaint asserts violations of Section 10(b) of the ’34 Act and mirrors allegations asserted against scores of other issuers sued by plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson have been dismissed from the litigation without prejudice. In accordance with the Court’s case management instructions, Alloy joined in a global motion to dismiss the amended complaints, which were filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Accordingly, the remaining claim against Alloy will focus solely on whether the registration statement filed in connection with its initial public offering contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statement therein not misleading. Although Alloy has not retained a damages expert at this time, the dismissal of the Section 10(b) claim likely will reduce the potential damages that plaintiffs can claim. Management believes that the remaining allegations against us are without merit. The Company has retained Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC in connection with this matter. Alloy participated in the Court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. To this end, a memorandum of understanding setting forth the proposed terms of a settlement was signed by counsel to several issuers, including Alloy’s counsel, which is not binding upon Alloy. In a press release dated June 26, 2003, plaintiffs’ counsel announced that the memorandum of understanding had been signed, and that the process of obtaining the approval of all parties to the settlement was underway. Alloy is participating in that process. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants Alloy, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly were filed on behalf of persons who purchased Alloy’s common stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of the ’34 Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by Alloy to the market between August 1, 2002 and January 23, 2003. At a conference held on May 30, 2003, the Court consolidated the actions described above. On August 5, 2003, Plaintiffs filed a consolidated class action complaint (the “Consolidated Complaint”) naming the same defendants, which supersedes the initial complaint. Relying in part on information allegedly obtained from former employees, the Consolidated Complaint alleges, among other things, misrepresentations of Alloy’s business and financial condition and the results of operations during the period from March 16, 2001 through January 23, 2003 (the “class period”), which artificially inflated the price of its stock, including without limitation, improper acceleration of revenue, misrepresentation of expense treatment, failure to properly account for and disclose consignment transactions, and improper deferral of expense recognition. The Consolidated Complaint further alleges that during the class period the individual defendants and the Company sold stock and completed acquisitions using Alloy’s stock. Alloy and the individual defendants filed a joint answer to the Consolidated Complaint on September 26, 2003. The individual defendants have retained the law firm of Cahill, Gordon & Reindel in connection with this matter. Alloy has retained the law firm of Katten Muchin Zavis Rosenman in connection with this matter. Management believes that the allegations against the Company and Messrs. Diamond, Gradess and Johnson are without merit and intends to vigorously defend the action.

      dELiA*s currently is party to a purported class action litigation, which originally was filed in two separate complaints in Federal District Court for the Southern District of New York in 1999 against dELiA*s Inc. and certain of its officers and directors. These complaints were consolidated. The consolidated complaint alleges, among other things, that the defendants violated Rule 10b-5 under the Securities Exchange Act of 1934 by making material misstatements and by failing to disclose certain allegedly material information regarding trends in the business during part of 1998. The parties have reached an agreement on a full settlement of the action, which was approved by the court on April 21, 2004. The entire settlement amount will be covered by dELiA*s insurance carrier.

      On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s alleged failure to collect and remit use tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. dELiA*s has retained the law firm of Katten Muchin Zavis Rosenman in connection with this matter. Management believes the proceedings against dELiA*s are without merit and intends to defend the action vigorously.

      Alloy is also involved in additional legal proceedings that have arisen in the ordinary course of business. Alloy believes that other than those discussed above there is no claim or litigation pending, the outcome of which could have a material adverse effect on its financial condition or operating results.

Guarantees

      The Company has no significant guarantees.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Restructuring Charges

      During fiscal 2002, the Company made the strategic decision to outsource substantially all of its fulfillment activities for its CCS unit to New Roads, Inc. During the fourth quarter of fiscal 2002, the Company determined that it would not be able to exit or sublease its existing fulfillment facilities. In accordance with Emerging Issues Task Force Issue No. 94-3 and SAB No. 100, the Company recognized a restructuring charge of approximately $2.6 million in the fourth quarter of fiscal 2002 in its direct marketing segment, representing the future contractual lease payments and the write-off of related leasehold improvements. The Company did not incur any significant personnel termination obligations as a result of the facility closure.

      During the first quarter of fiscal 2003, the Company made the strategic decision to outsource substantially all of its fulfillment activities for its GFLA unit to New Roads. The Company determined that it would not be able to sublease its existing fulfillment facilities due to real estate market conditions. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities‘(“Statement No. 146”) and SFAS No. 144, the Company recognized a charge of approximately $380,000 in the first quarter of 2003 in its direct marketing segment, representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. Included in the charge, the Company incurred severance and personnel costs of $44,000 as a result of this facility closure.

      During the third quarter of fiscal 2003, the Company made the strategic decision to transfer substantially all of its fulfillment activities for its Alloy and CCS direct marketing units to its recently acquired distribution center in Hanover, Pennsylvania. The Company notified New Roads that it would be exiting the New Roads’ facilities during the first half of fiscal 2004 and as a result the Company was required to pay New Roads an exit fee. In accordance with Statement No. 146, the Company recognized a charge of approximately $350,000 in the third quarter of fiscal 2003 in its direct marketing segment, representing future contractual exit payments, which were paid in the fourth quarter of fiscal 2003. The Company does not expect to incur any significant personnel termination obligations as a result of exiting the New Roads contract.

      The following tables summarize the Company’s restructuring activities (in thousands):

	Asset	Contractual	Severance &
Type of Cost	Impairments	Obligations	Personnel Costs	Total

Restructuring Costs Fiscal 2002	$820	$1,751	$—	$2,571
Payments and Write-offs Fiscal 2002	(820)	(155)	—	(975)

Balance at January 31, 2003	—	1,596	—	1,596

Restructuring Costs Fiscal 2003	31	655	44	730
Payments and Write-offs Fiscal 2003	(31)	(1,185)	(44)	(1,260)

Balance at January 31, 2004	$—	$1,066	$—	$1,066

      A summary of the Company’s restructuring liability under contractual obligations related to a real estate lease as of January 31, 2003 and January 31, 2004 is as follows (in thousands):

	January 31,	January 31,
	2003	2004

CCS facility, San Luis Obispo, California	$1,596	$1,066

      The Company anticipates that the remaining restructuring accruals will be settled by January 31, 2006. As of January 31, 2004, the restructuring accruals are classified on the Company’s consolidated balance sheets as a current liability and a long-term liability of approximately $630,000 and $436,000 respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Reporting

      Alloy currently has three reportable segments: direct marketing, retail stores, and sponsorship and other. The merchandise segment and the sponsorship and other segment were identified during 2002. As a result of the change in composition of its reportable segments, Alloy reclassified information prior to 2002 to conform to the new presentation. During September 2003, Alloy changed the name of its catalog and online commerce business from the merchandise segment to the direct marketing segment and identified a third reportable segment — retail stores. Alloy began operation of its retail stores upon the acquisition of dELiA*s in September 2003.

      Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. The accounting policies of the segments are the same as those described in Note 2. Reportable data for Alloy’s reportable segments were as follows as of and for the years ended January 31, 2002, 2003, and 2004. (amounts in thousands):

	2002	2003	2004	2002	2003	2004

	Total Assets			Capital Expenditures

Direct marketing	$91,366	$116,275	$100,516	$373	$237	$1,347
Retail stores	—	—	20,963	—	—	—
Sponsorship and other	138,331	248,313	261,024	112	1,952	832
Corporate	80,510	70,012	66,888	1,602	2,128	1,588

Total	$310,207	$434,600	$449,391	$2,087	$4,317	$3,767

				Depreciation and
	Revenue			Amortization

Direct marketing	$124,052	$167,572	$156,821	$11,849	$2,969	$3,450
Retail stores	—	—	30,103	—	—	1,355
Sponsorship and other	41,570	131,758	185,024	8,839	6,311	8,494
Corporate	—	—	—	365	539	1,321

Total	$165,622	$299,330	$371,948	$21,053	$9,819	$14,620

	2002	2003	2004

	Operating (Loss) Income

Direct marketing	$(9,967)	$3,108	$(63,296)
Retail stores	—	—	(2,574)
Sponsorship and other activities	4,922	29,210	25,258
Corporate	(11,852)	(12,292)	(27,074)

Total	$(16,897)	$20,026	$(67,686)
Interest income (expense), net	935	1,797	(2,003)
Gain (loss) on sales of marketable securities and write-off of investments, net	658	—	(247)

(Loss) income before income taxes	$(15,304)	$21,823	$(69,936)

      Included in Operating (Loss) Income are expenses in fiscal 2002 of $2.6 million related to the direct marketing segment for a restructuring charge to write-off abandoned facility lease and equipment and a $1.0 million amortization expense to the sponsorship segment representing the reduction in net carrying amount of a marketing right that had exceeded its discounted estimated future cash flows.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in Operating (Loss) Income in fiscal 2003 are expenses in the direct marketing segment of $58.6 million representing the impairment of goodwill and other indefinite-lived intangible assets, an asset impairment charge of $1.3 million, and a $730,000 expense due to restructuring charges representing future contractual lease payments, exit costs, severance and personnel costs, and the write-off of related leasehold improvements relating to the closing of the Company’s GFLA facility and exiting from the New Roads fulfillment facilities. Additionally, the sponsorship and other segment includes a trademark impairment charge of $2.0 million.

      Cost of goods sold for the fiscal year 2003 included costs related to sponsorship and other revenues of $2.4 million. Costs of goods sold for fiscal year 2002, had no costs related to sponsorship and other revenues.

      The carrying amount of goodwill by reportable segment as of January 31, 2003 and January 31, 2004 was as follows (in thousands):

	Goodwill

	January 31,	January 31,
	2003	2004

Sponsorship and other activities	$191,602	$209,839
Retail stores	—	—
Direct marketing	78,751	64,957

Total	$270,353	$274,796

20.	Subsequent Events

      On March 26, 2004, Alloy acquired all of the issued and outstanding stock of Advertising, Inc. InSite is a national indoor media company targeting consumers between the ages of 18-34. OnSite Promotions, a division of InSite, is an event-marketing and promotions company that creates customized programs for its clients. The InSite network and the OnSite division further extend Alloy’s reach to the 18-34 demographic through its promotional marketing arm, AMP (Alloy Marketing and Promotions) and its media and marketing division, 360 Youth. To complete the acquisition, Alloy paid approximately $5.1 million in cash and issued shares of common stock valued at approximately $2.9 million plus additional consideration if certain financial performance targets are met.

      Alloy did not file its Annual Report on Form 10-K for the fiscal year ended January 31, 2004 by the extended due date of April 30, 2004. As a result, on May 4, 2004, Alloy received a letter from the Nasdaq staff indicating that Alloy is not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). This letter is automatically sent out by the Nasdaq staff when a late filing occurs. As stated in the Nasdaq letter, Alloy’s common stock is subject to delisting from the Nasdaq Stock Market because of such late filing. Additionally, because of the late filing, the fifth character “E” was appended to Alloy’s trading symbol. At the opening of business on May 6, 2004, the trading symbol for Alloy’s securities was changed from ALOY to ALOYE.

      Alloy has requested a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff determination, and the delisting proceedings have been stayed automatically pending the results of that hearing. The hearing has been scheduled for May 27, 2004. Alloy expects to be in compliance with the Nasdaq listing requirements on or before the hearing date and therefore anticipates that its request for continued listing will be granted, although no assurance can be given that the Panel will grant Alloy’s request. Upon the filing of its Annual Report on Form 10-K, of which these financial statements are a part, Alloy believes it will regain compliance with the requirements for continued listing on Nasdaq.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Results (Unaudited)

      The following table sets forth unaudited financial data for each of Alloy’s last eight fiscal quarters. Amounts are in thousands, except share and per share data:

	Year Ended January 31, 2003				Year Ended January 31, 2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net direct marketing revenues	$31,067	$31,530	$41,270	$63,706	$29,971	$30,028	$38,585	$58,237
Retail store revenues	—	—	—	—	—	—	9,973	20,130
Sponsorship and other activities revenues	19,366	20,443	51,956	39,993	39,473	50,473	57,193	37,885

Total revenues	50,433	51,973	93,226	103,699	69,444	80,501	105,751	116,252
Cost of revenues	21,560	24,163	47,687	51,739	37,975	41,125	52,473	57,806

Gross profit	28,873	27,810	45,539	51,960	31,469	39,376	53,278	58,446
Operating expenses:
Selling and marketing	21,425	22,498	28,055	36,812	25,379	31,490	41,290	47,556
General and administrative	4,131	3,985	4,701	4,422	4,958	6,556	9,859	12,597
Amortization of goodwill and other intangible assets	535	1,189	1,180	2,651	1,785	1,896	2,083	2,123
Impairment of goodwill and other indefinite-lived intangible assets	—	—	—	—	—	—	—	60,638
Impairment of long-lived assets	—	—	—	—	—	—	—	1,315
Restructuring charges	—	—	—	2,571	380	—	350	—

Total operating expenses	26,091	27,672	33,936	46,456	32,502	39,942	53,582	124,229
Income (loss) from operations	2,782	138	11,603	5,504	(1,033)	(566)	(304)	(65,783)
Interest income (expense), net	535	586	330	248	287	(3)	(970)	(1,317)
Realized (loss) on marketable securities and write-off of investments	—	11	—	86	—	—	—	(247)

Income (loss) before income taxes	3,317	735	11,933	5,838	(746)	(569)	(1,274)	(67,347)
Provision for income taxes	247	197	336	(2,251)	(358)	(248)	5,543	342

Net income (loss)	3,070	538	11,597	8,089	(388)	(321)	(6,817)	(67,689)
Preferred stock dividends and accretion of discount	558	479	605	458	453	702	393	396

Net income (loss) attributable to common stockholders	$2,512	$59	$10,992	$7,631	$(841)	$(1,023)	$(7,210)	$(68,085)

Basic net income (loss) attributable to common stockholders per share	$0.07	$0.00	$0.28	$0.19	$(0.02)	$(0.02)	$(0.17)	$(1.65)
Diluted net income (loss) attributable to common stockholders per share	$0.06	$0.00	$0.28	$0.18	$(0.02)	$(0.02)	$(0.17)	$(1.65)

SCHEDULE II

ALLOY, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of		Usage/	Balance at
Description	Period	Additions	Deductions	End of Period

	(Amounts in thousands)
Allowance for doubtful accounts:
January 31, 2002	1,456	1,464	777	2,143
January 31, 2003	2,143	1,724	457	3,410
January 31, 2004	3,410	1,024	1,098	3,336
Reserve for sales returns and allowances:
January 31, 2002	766	13,553	13,366	953
January 31, 2003	953	22,034	21,716	1,271
January 31, 2004	1,271	23,189	22,981	1,479
Valuation allowance for deferred tax assets:
January 31, 2002	19,937	—	467	19,470
January 31, 2003	19,470	—	16,715	2,755
January 31, 2004	2,755	33,554	—	36,309
Unamortized discount on Series A and Series B Convertible Preferred Stock:
January 31, 2002	—	5,395	2,190	3,205
January 31, 2003	3,205	—	1,131	2,074
January 31, 2004	2,074	—	1,050	1,024

S-1