Form 10-Q
period 2004-04-30
ALLOY  INC
filed 2004-06-09
CIK 1080359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-26023

Alloy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3310676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 West 26th Street, 11th floor, New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 244-4307

Former name, former address and fiscal year, if changed since last report:

None.

      Indicate by check mark whether the registrant (x) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of June 7, 2004, the registrant had 42,965,836 shares of common stock, $.01 par value per share, outstanding.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2004	2004

		(Unaudited)

	(Amounts in thousands,
	except share and per share
	data)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$27,273	$19,597

Restricted cash	3,270	3,270

Marketable securities available-for-sale	19,014	15,684

Accounts receivable, net	31,492	34,907

Inventories	29,021	25,980

Prepaid catalog costs	2,028	1,420

Other current assets	3,813	6,158

TOTAL CURRENT ASSETS	115,911	107,016

Marketable securities available-for-sale	5,585	4,160

Property and equipment, net	27,234	27,176

Goodwill, net	274,796	280,721

Intangible and other assets, net	25,865	25,985

TOTAL ASSETS	$449,391	$445,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$28,740	$27,216

Deferred revenues	15,124	17,630

Mortgage note payable	2,914	2,891

Accrued expenses and other current liabilities	36,841	34,678

TOTAL CURRENT LIABILITIES	83,619	82,415

Long-term liabilities	743	3,119

Senior Convertible Debentures Due 2023	69,300	69,300

Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable on June 19, 2005; 1,340 and 1,340 shares issued and outstanding, respectively	14,434	14,828

STOCKHOLDERS’ EQUITY:

Preferred Stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares designated as Series A Redeemable Convertible Preferred Stock and 3,000 shares designated as Series B Redeemable Convertible Preferred Stock authorized; 1,340 and 1,340 shares issued and outstanding as Series B Redeemable Convertible Preferred Stock (above), respectively	—	—

Common Stock; $.01 par value; 200,000,000 shares authorized; 42,701,767 and 43,574,111 shares issued, respectively	427	436

Additional paid-in capital	412,594	415,621

Accumulated deficit	(127,170)	(136,413)

Deferred compensation	(1,411)	(1,093)

Accumulated other comprehensive loss	(30)	(40)

Less common stock held in treasury, at cost; 608,275 and 608,275 shares, respectively	(3,115)	(3,115)

TOTAL STOCKHOLDERS’ EQUITY	281,295	275,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$449,391	$445,058

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 30,

	2003	2004

	(Amounts in thousands, except
	share and per share data)

	(Unaudited)

Net revenues:

Direct marketing revenues	$29,971	$30,640

Retail stores revenues	—	13,641

Sponsorship and other revenues	39,473	43,566

Total net revenues	69,444	87,847

Cost of revenues:

Cost of goods sold	14,830	23,028

Cost of sponsorship and other revenues	23,145	23,599

Total cost of revenues	37,975	46,627

Gross profit	31,469	41,220

Operating expenses:

Selling and marketing	25,379	36,003

General and administrative	4,958	12,116

Amortization of intangible assets	1,785	1,522

Restructuring charge	380	126

Total operating expenses	32,502	49,767

Loss from operations	(1,033)	(8,547)

Interest income	291	120

Interest expense	(4)	(1,194)

Other income	—	388

Loss before income taxes	(746)	(9,233)

Provision for income tax (benefit) expense	(358)	10

Net loss	$(388)	$(9,243)

Preferred stock dividends and accretion	453	394

Net loss attributable to common stockholders	$(841)	$(9,637)

Basic and diluted loss per share of common stock:

Basic loss attributable to common stockholders per share	$(0.02)	$(0.23)

Diluted loss attributable to common stockholders per share	$(0.02)	$(0.23)

Weighted average basic common shares outstanding	40,149,100	42,457,030

Weighted average diluted common shares outstanding	40,149,100	42,457,030

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three
	Months Ended
	April 30,

	2003	2004

	(Amounts in
	thousands)

	(Unaudited)

Net loss	$(388)	$(9,243)

Other comprehensive loss net of tax:

Net unrealized loss on available-for-sale securities	(139)	(10)

Comprehensive loss	$(527)	$(9,253)

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended April 30,

	2003	2004

	(Amounts in thousands)
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(388)	$(9,243)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,828	3,790

Deferred tax benefit	(322)	—

Amortization of debt issuance costs	—	128

Compensation charge for restricted stock	—	351

Changes in operating assets and liabilities — net of effect of business acquisitions:

Accounts receivable, net	(5,426)	(2,650)

Inventories	1,097	3,041

Prepaid catalog costs	360	608

Other current assets	(1,926)	(2,250)

Other assets	(23)	44

Accounts payable, accrued expenses and other	(6,652)	(2,480)

Net cash used in operating activities	(10,452)	(8,661)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(7,130)	(3,054)

Proceeds from the sales and maturities of marketable securities	24,748	7,799

Capital expenditures	(935)	(1,595)

Sale and disposal of capital assets	18	2

Cash paid in connection with acquisitions of businesses, net of cash acquired	(208)	(5,131)

Purchase of mailing lists	—	(28)

Net cash provided by (used in) investing activities	16,493	(2,007)

CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of options and warrants and common stock purchases under the employee stock purchase plan	217	18

Repurchase of common stock	(2,984)	—

Net borrowings under line of credit agreements	—	3,084

Payment of bank-loan	—	(23)

Payments of capitalized lease obligations	(78)	(87)

Net cash (used in) provided by financing activities	(2,845)	2,992

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,196	(7,676)

CASH AND CASH EQUIVALENTS, beginning of period	35,187	27,273

CASH AND CASH EQUIVALENTS, end of period	$38,383	$19,597

Cash paid during the period for interest	$4	$1,990

Supplemental disclosure of non-cash investing and financing activity:

Issuance of common stock and warrants in connection with acquisitions	$8,317	$3,379

Preferred stock dividends and accretion	$453	$394

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended April 30, 2004

						Accumulated
	Common Stock		Additional			Other	Treasury Stock
			Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Loss	Shares	Amount	Total

	(Amounts in thousands, except share data)

	(Unaudited)

Balance, January 31, 2004	42,701,767	$427	$412,594	$(127,170)	$(1,411)	$(30)	(608,275)	$(3,115)	$281,295

Issuance of common stock for acquisitions of businesses	560,344	6	3,373	—	—	—	—	—	3,379

Issuance of common stock pursuant to the exercise of options	4,000	—	18	—	—	—	—	—	18

Net loss	—	—	—	(9,243)	—	—	—	—	(9,243)

Issuance of restricted stock	308,000	3	37	—	(40)	—	—	—	—

Amortization of restricted stock	—	—	—	—	351	—	—	—	351

Adjustment of stock options for terminated employees	—	—	(7)	—	7	—	—	—	—

Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(394)	—	—	—	—	—	(394)

Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(10)	—	—	(10)

Balance, April 30, 2004	43,574,111	$436	$415,621	$(136,413)	$(1,093)	$(40)	(608,275)	$(3,115)	$275,396

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended April 30, 2003

					Accumulated
	Common Stock		Additional		Other	Treasury Shares
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

	(Amounts in thousands, except share data)

	(Unaudited)

Balance, January 31, 2003	40,082,024	$401	$396,963	$(51,955)	$164	(8,275)	$(131)	$345,442

Issuance of common stock for acquisitions of businesses	1,545,947	15	8,302	—	—	—	—	8,317

Repurchase of common stock	—	—	—	—	—	(600,000)	(2,984)	(2,984)

Cancellation of accrued issuance costs in connection with public stock offering	—	—	102	—	—	—	—	102

Issuance of common stock pursuant to the exercise of options and common stock purchases under the employee stock purchase plan	52,470	1	216	—	—	—	—	217

Net loss	—	—	—	(388)	—	—	—	(388)

Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(453)	—	—	—	—	(453)

Unrealized loss on available-for-sale marketable securities	—	—	—	—	(139)	—	—	(139)

Balance, April 30, 2003	41,680,441	$417	$405,130	$(52,343)	$25	(608,275)	$(3,115)	$350,114

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Financial Statement Presentation

      Alloy, Inc. (“Alloy” or the “Company”) is a media, marketing services, direct marketing and retail company targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Alloy’s business integrates direct mail catalogs, retail stores, print media, display media boards, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. Alloy reaches a significant portion of Generation Y consumers through its various media assets, marketing service programs, direct marketing activities, and retail stores. As a result, Alloy is able to offer advertisers targeted access to the youth market. Alloy sells third-party branded and private label products in key Generation Y spending categories, including apparel, action sports equipment and accessories, directly to the youth market. Additionally, Alloy’s assets have enabled it to build a comprehensive database that includes information about approximately 27 million Generation Y consumers.

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

      The accompanying unaudited interim consolidated financial statements have been prepared by Alloy. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at April 30, 2004 and for all periods presented have been made. The results of operations for the periods ended April 30, 2003 and April 30, 2004 are not necessarily indicative of the operating results for a full fiscal year. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles (“GAAP”) and normally included in the financial statements have been condensed or omitted. Certain balances in the prior year have been reclassified to conform to the presentation adopted in the current year.

      It is suggested that these financial statements and accompanying notes (the “Notes”) be read in conjunction with the consolidated financial statements and accompanying notes related to Alloy’s fiscal year ended January 31, 2004 (“fiscal 2003”) included in Alloy’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 which was filed with the Securities and Exchange Commission (“SEC”) on May 27, 2004.

2.	Stock-Based Employee Compensation Cost

      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net loss and loss per share attributable to common stockholders as required by SFAS No. 123, “Accounting for Stock-Based Compensation,” recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

      Shares issued under the employee stock purchase plan are considered noncompensatory for the determination of compensation expense under APB No. 25, but the fair value of the benefit related to

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquiring such shares at a discount is included as compensation expense in the pro forma disclosures required by SFAS No. 123.

      The following table reflects the effect on net loss attributable to common stockholders and loss per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

	Three Months Ended
	April 30,

	2003	2004

	(Unaudited)
	(Amounts in thousands,
	except per share data)

Net loss attributable to common stockholders — as reported:	$(841)	$(9,637)

Add: Total stock-based employee compensation costs included in reported net loss, net of taxes	—	351

Less: Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(3,035)	(2,518)

Net loss attributable to common stockholders — pro forma:	$(3,876)	$(11,804)

Basic loss attributable to common stockholders per share:

As reported	$(0.02)	$(0.23)

Pro forma	$(0.10)	$(0.28)

Diluted loss attributable to common stockholders per share:

As reported	$(0.02)	$(0.23)

Pro forma	$(0.10)	$(0.28)

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

      Restricted cash represents the cash that backs our line of credit. Restricted cash totaled approximately $3.3 million as of January 31, 2004 and April 30, 2004. Restricted cash primarily represents collateral for standby letters of credit issued in connection with the Company’s merchandise sourcing activities. The restriction will be removed after the letters of credit expire or are cancelled.

4.	Unbilled Accounts Receivable

      Unbilled accounts receivable are a normal part of the Company’s sponsorship business as some receivables are normally invoiced in the month following the completion of the earnings process.

      At January 31, 2004 and April 30, 2004, accounts receivable included approximately $4.3 million and $9.2 million, respectively, of unbilled receivables. At April 30, 2003, accounts receivable included approximately $5.9 million of unbilled receivables.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Net Loss Per Share

      The following table sets forth the computation of net loss per share. Alloy has applied the provisions of SFAS No. 128, “Earnings Per Share,” in the calculations below. Amounts in thousands, except share and per share data:

	Three Months Ended April 30,

	2003	2004

	(Unaudited)

Numerator:

Net loss	$(388)	$(9,243)

Dividend and accretion on preferred stock	453	394

Net loss attributable to common stockholders	$(841)	$(9,637)

Denominator:

Weighted average basic common shares outstanding	40,149,100	42,457,030

Weighted average diluted common shares outstanding	40,149,100	42,457,030

Basic loss attributable to common stockholders per share	$(0.02)	$(0.23)

Diluted loss attributable to common stockholders per share	$(0.02)	$(0.23)

      The calculation of fully diluted loss per share for the three months ended April 30, 2003 and 2004 excludes the securities listed below because to include them in the calculation would be antidilutive:

	Three Months Ended
	April 30,

	2003	2004

	(Unaudited)

Options to purchase common stock	6,907,111	7,927,196

Warrants to purchase common stock	1,813,540	1,917,295

Conversion of Series A and Series B Convertible Preferred Stock	1,544,730	1,357,329

Conversion of 5.375% Convertible Debentures	—	8,274,628

Restricted stock	—	308,000

	10,265,381	19,784,448

6.	Goodwill and Intangible Assets

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

      Alloy completed the required impairment testing of goodwill and other indefinite-lived intangible assets for fiscal 2003 and recognized a goodwill impairment charge of $56.7 million in its direct marketing segment since the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the reporting unit’s goodwill. The Company concluded that there was no impairment in its sponsorship and other segment

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since the implied fair value of the goodwill exceeded the carrying amount of the reporting unit’s goodwill. Also, during the fourth quarter of fiscal 2003, an impairment charge for trademarks of $1.9 million and $2.0 million was recognized in the direct marketing segment and the sponsorship and other segment, respectively. The Company will perform its annual impairment testing for its reporting units during the fourth quarter of fiscal 2004.

      The acquired intangible assets as of January 31, 2004 and April 30, 2004 were as follows (amounts in thousands):

	January 31, 2004		April 30, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

			(Unaudited)

Amortized intangible assets:

Mailing Lists	$3,858	$2,416	$3,886	$2,695

Non-competition Agreements	5,060	2,527	5,860	2,929

Websites	2,890	961	2,890	1,193

Client Relationships	7,405	2,441	8,505	3,049

Leasehold Interests	300	41	300	42

	$19,513	$8,386	$21,441	$9,908

Nonamortized intangible assets:

Trademarks	$9,535	$—	$9,535	$—

      The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for the fiscal year ending January 31, 2005 (“fiscal 2004”) is $4.7 million, and for each of the next four fiscal years through the fiscal year ending January 31, 2009 is $3.2 million, $1.4 million, $721,000 and $558,000, respectively.

      Alloy is continuing the review and determination of the fair value of certain assets acquired and liabilities assumed for acquisitions completed during the last nine months of fiscal 2003 and the first three months of fiscal 2004. Accordingly, the allocations of the purchase price are subject to revision based on the final determination of appraised and other fair values and the resolution of pre-acquisition contingencies.

Goodwill

      The changes in the carrying amount of goodwill for the three months ended April 30, 2004 are as follows (amounts in thousands):

Gross balance as of January 31, 2004	$301,442

Accumulated goodwill amortization as of January 31, 2004	(26,646)

Net balance as of January 31, 2004	274,796

Goodwill adjustments during the three months ended April 30, 2004	5,925

Net balance as of April 30, 2004	$280,721

      The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the final determination of appraised and other fair values along with the resolution of pre-acquisition contingencies. Goodwill adjustments during the first three months of fiscal 2004 primarily relate to an approximate $5.6 million increase in goodwill for the acquisitions during the first quarter of fiscal 2004. Other

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill adjustments during the first three months of fiscal 2004 relate to changes to acquisition costs of approximately $364,000.

7.	Recently Issued Accounting Pronouncements

      In December 2003, the SEC released Staff Accounting Bulletin No. 104 (‘SAB No. 104”), “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on the Company’s revenue recognition policies, nor its consolidated results of operations or financial position.

      In January 31, 2003 the FASB issued FASB Interpretation No. 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity’s activities via voting or similar rights. An entity that consolidates a variable interest entity is the primary beneficiary of the entity’s activities. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and required application in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated results of operations or financial position. In December of 2003, the FASB revised FIN 46 (“FIN 46R”), which delayed the required implementation date for variable interest entities until the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated results of operations or financial position.

8.	Segment Reporting

      Alloy has three reportable segments: direct marketing, retail stores, and sponsorship and other. During September 2003, Alloy changed the name of its catalog and online commerce business from the merchandise segment to the direct marketing segment and identified a third reportable segment — retail stores. Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments were as follows (amounts in thousands):

	Three Months Ended
	April 30,

	2003	2004

Net Revenues:

Direct marketing	$29,971	$30,640

Retail stores	—	13,641

Sponsorship and other	39,473	43,566

Total Net Revenues	$69,444	$87,847

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	April 30,

	2003	2004

Operating (Loss) Income:

Direct marketing	$(1,473)	$(1,400)

Retail stores	—	(2,276)

Sponsorship and other	5,446	4,131

Corporate	(5,006)	(9,002)

Total Operating Loss	(1,033)	(8,547)

Interest income (expense) and other income, net	287	(686)

Loss before income taxes	$(746)	$(9,233)

      Included in operating loss for the three months ended April 30, 2003 are expenses of $380,000 in the direct marketing segment due to restructuring charges representing future contractual lease payments, exit costs, severance and personnel costs, and the write-off of related leasehold improvements related to the closing of the Company’s Girlfriends LA (“GFLA”) facility. In conjunction with the GFLA facility closure, the Company also wrote off approximately $150,000 of inventory during the first quarter of fiscal 2003. This charge is included in cost of goods sold as part of the direct marketing segment for the three-months ended April 30, 2003.

      Operating loss for the three months ended April 30, 2004 includes an approximate $126,000 restructuring charge in the sponsorship and other segment. The restructuring charge is comprised of severance costs associated with the relocation from California to New York of the Company’s Market Place Media (“MPM”) business.

      Cost of goods sold for the three-months ended April 30, 2004 included costs related to sponsorship and other revenues of $986,000. Costs of goods sold for the three-months ended April 30, 2003, had no costs related to sponsorship and other revenues.

	Three Months
	Ended April 30,

	2003	2004

Depreciation and Amortization:

Direct marketing	$797	$1,123

Retail stores	—	792

Sponsorship and other	1,954	1,552

Corporate	77	323

Total Depreciation and Amortization	$2,828	$3,790

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended April 30,

	2003	2004

Capital Expenditures:

Direct marketing	$402	$711

Retail stores	—	69

Sponsorship and other	183	516

Corporate	350	299

Total Capital Expenditures	$935	$1,595

	January 31, 2004	April 30, 2004

Total Assets:

Direct marketing	$100,516	$97,198

Retail stores	20,963	20,520

Sponsorship and other	261,024	276,962

Corporate	66,888	50,378

Total Assets	$449,391	$445,058

      The carrying amount of goodwill by reportable segment as of April 30, 2004 and January 31, 2004 was as follows (amounts in thousands):

	January 31, 2004	April 30, 2004

Direct marketing	$64,957	$64,957

Retail stores	—	—

Sponsorship and other	209,839	215,764

Total	$274,796	$280,721

9.	Restructuring Charges

      During the fourth quarter of fiscal 2002, the Company recognized a restructuring charge of $2.6 million in its direct marketing segment related to its decision to outsource its CCS unit’s fulfillment activity to New Roads Inc, a third party service provider (“New Roads”). In the first quarter of 2003, the Company recognized a charge of approximately $380,000 in its direct marketing segment related to its decision to outsource its GFLA fulfillment activities to New Roads. In the third quarter of fiscal 2003, the Company recognized a charge of approximately $350,000 in its direct marketing segment related to its decision to exit the New Roads facility and to transfer its fulfillment activities for its Alloy and CCS units to its recently acquired distribution center in Hanover, Pennsylvania.

      As part of the dELiA*s acquisition, Alloy assumed a $6.5 million restructuring liability. Alloy was contractually obligated to pay certain termination costs to three executives of dELiA*s. Management has estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, management estimated $3.8 million of store exit and lease costs and severance related to the closing of up to 17 dELiA*s retail stores.

      During the first quarter of fiscal 2004, the Company made the decision to relocate the operations of its MPM business from Santa Barbara, California to the Company’s principal office in New York, New York and terminated several MPM employees. As a result, and in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement No. 146”), the Company recognized a restructuring

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge in the sponsorship and other segment of approximately $126,000 in the first quarter of fiscal 2004. The $126,000 restructuring charge is comprised of severance costs. The MPM business is expected to relocate to the New York office by the end of the second quarter of fiscal 2004. Additional charges representing additional severance costs, future contractual lease payments and the write-off of related leasehold improvements will be recognized during the second quarter of fiscal 2004 when the MPM business is physically relocated from Santa Barbara to New York.

      The following tables summarize the Company’s restructuring activities (in thousands):

			Severance &
	Asset	Contractual	Personnel
Type of cost	Impairments	Obligations	Costs	Total

Balance at January 31, 2003	$—	$1,596	$—	$1,596

Restructuring Costs Fiscal 2003	31	655	44	730

dELiA*s restructuring liability	—	6,311	212	6,523

Payments and Write-offs Fiscal 2003	(31)	(2,519)	(82)	(2,632)

Balance at January 31, 2004	—	6,043	174	6,217

Restructuring Costs Fiscal 2004	—	—	126	126

Payments Fiscal 2004	—	(597)	(48)	(645)

Balance at April 30, 2004	$—	$5,446	$252	$5,698

      A summary of the Company’s restructuring liability by location and/or business, as of January 31, 2004 and April 30, 2004 is as follows (in thousands):

	January 31,	April 30,
	2004	2004

CCS facility, San Luis Obispo, California	$1,066	$912

MPM facility, Santa Barbara, California	—	126

dELiA*s restructuring liability	5,151	4,660

Total	$6,217	$5,698

      The Company anticipates that the remaining restructuring accruals will be settled by January 31, 2008. As of April 30, 2004, the restructuring accruals are classified as a current liability and a long-term liability of $4.0 million and $1.7 million, respectively.

10.	Common Stock

      On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan through April 30, 2004. All 600,000 shares were repurchased during the first quarter of fiscal 2003.

11.	Restricted Stock Plan

      In May 2003 and March 2004, the Company issued 300,000 and 8,000 shares of Common Stock, respectively, as restricted stock under the Company’s Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (the “1997 Plan”). The shares issued pursuant to the 1997 Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the 308,000 shares

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to the 1997 Plan, deferred compensation expenses equivalent to the market value of the shares on the respective dates of grant were charged to stockholders’ equity and are being amortized over the approximate twenty-month to forty month vesting periods. The compensation expense amortized with respect to the restricted shares during the three months ended April 30, 2003 and April 30, 2004 was $0 and $351,000, respectively.

12.	Recent Acquisitions

Insite Advertising, Inc.

      On March 26, 2004, Alloy acquired all of the issued and outstanding stock of Insite Advertising, Inc. (“Insite”). InSite is a national indoor media company targeting consumers between the ages of 18-34. OnSite Promotions, a division of InSite, is an event-marketing and promotions company that creates customized programs for its clients. The InSite network of out-of-home media assets and the OnSite division further extend Alloy’s reach to the 18-34 demographic through its promotional marketing arm, AMP (Alloy Marketing and Promotions) and its media and marketing division, 360 Youth. To complete the acquisition, Alloy paid approximately $5.1 million in cash and issued shares of common stock valued at approximately $2.9 million, plus additional future consideration if certain financial performance targets are met. As of April 30, 2004, the total cash paid including acquisition costs, net of cash acquired, approximated $4.8 million. The total cost of this acquisition, net of cash acquired and including acquisition costs, is estimated to be $7.7 million. Alloy has recorded approximately $5.4 million of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy has preliminarily identified specific intangible assets consisting of customer relationships valued at $1.1 million and non-competition agreements valued at $800,000.

      The operations of this acquisition have been included in Alloy’s financial statements since the date of the acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy’s management based on available information and on assumptions as to future operations. The allocations of the purchase price are subject to revision based on the final determination of appraised and other fair values and the resolution of pre-acquisition contingencies.

13.	Convertible Senior Debentures

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

      On February 17, 2004, Alloy approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of June 8, 2004, none of the Debentures have been repurchased.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Mortgage Note Payable

      dELiA*s was subject to certain covenants under a mortgage loan agreement relating to dELiA*s’ fiscal 1999 purchase of a distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio at the time Alloy acquired dELiA*s. As a result of its financial performance, dELiA*s was in default of the fixed charge coverage ratio. The default has been waived for the duration of the loan. On April 19, 2004, dELiA*s entered into a Mortgage Note Modification Agreement extending the term for five years with a fifteen-year amortization schedule. The modified loan bears interest at LIBOR plus 225 basis points. Alloy guaranteed the modified loan and is subject to a quarterly financial covenant to maintain a funds flow coverage ratio with which Alloy is not currently in compliance. As a result of this default, the $2.9 million outstanding principal balance as of April 30, 2004 relating to dELiA*s mortgage loan agreement is classified as a current liability on the accompanying consolidated balance sheets. The mortgage loan is secured by the building and related property.

15.	Credit Facility

      dELiA*s has a credit agreement with Wells Fargo Retail Finance LLC (the “Wells Fargo Credit Agreement”). The Wells Fargo Credit Agreement consists of a revolving line of credit that permits dELiA*s to borrow up to $20 million. Until October 31, 2004, dELiA*s retains the right to request an increase of the limit to $25 million which the lender has the right to approve at its sole discretion. The credit line is secured by dELiA*s’ assets and borrowing availability fluctuates depending on dELiA*s’ levels of inventory and certain receivables. The Wells Fargo Credit Agreement contains certain covenants and default provisions, including a limitation on dELiA*s’ capital expenditures. At dELiA*s’ option, borrowings under this facility bear interest at Wells Fargo Bank’s prime rate plus 25 basis points or at LIBOR plus 250 basis points, but at no time will the rate be less than 4.25%. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures in April 2006. The credit facility is considered a current liability because the lender has access to dELiA*s lockbox facility and the agreement contains a subjective acceleration clause. In addition, the Wells Fargo Credit Agreement contains a change of control event, which was triggered when Alloy purchased dELiA*s and allowed the lender to call the loan at any time. The lender has agreed to waive any default caused in connection with Alloy’s acquisition of dELiA*s. As of April 30, 2004, there was a $3.1 million credit facility balance, there were no outstanding documentary letters of credit, the standby letters of credit were $2.9 million, and unused available credit was $945,000.

16.	Subsequent Events

     Change of Independent Accountants

      On May 28, 2004, the Audit Committee of our Board of Directors (the “Board”) dismissed KPMG LLP (“KPMG”) as our independent auditors effective immediately. The Audit Committee made the decision to engage BDO Seidman, LLP (“BDO”) as our independent auditors for the fiscal year ending January 31, 2005, effective as of May 28, 2004.

      During our two most recent fiscal years ended January 31, 2003 and January 31, 2004, and through May 28, 2004, there were no “reportable events” as listed in Item 304(a)(1)(v)(A)-(D) of Regulation S-K adopted by the Securities and Exchange Commission (the “Commission”), except that, in performing its audit of our Consolidated Financial Statements for our fiscal year ended January 31, 2004, KPMG noted two matters involving our internal controls that it considered to be reportable conditions and/or material weaknesses under the standards established by the American Institute of Certified Public Accountants. A reportable condition, which may or may not be determined to be a material weakness, involves matters relating to significant deficiencies in the design or operation of internal controls that, in KPMG’s judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management on the financial statements. The first reportable condition identified by KPMG

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the absence of appropriate reviews and approvals of transactions, accounting entries and systems output at our dELiA*s subsidiary. According to KPMG, numerous adjusting entries came about as a result of its audit procedures at dELiA*s that indicated a lack of timely and appropriate management review during the closing process. This reportable condition was not considered to be a material weakness.

      The second identified reportable condition was considered a material weakness and concerned the ability of accounting personnel to properly apply all relevant accounting pronouncements related to goodwill, intangible assets and other long-lived assets. Specifically, KPMG indicated that when we applied the provisions of FASB No. 142 relating to the annual assessment of goodwill and other indefinite-lived intangible assets carrying value, we incorrectly applied the provisions of SFAS No. 142 needed to calculate the impairment amounts, and failed to test separately the carrying values of our other indefinite-lived intangible assets. KPMG also indicated that we incorrectly applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in calculating impairment amounts of other long-lived assets. In addition, they noted that we had not formally documented triggering events for impairment testing under either standard. Consequently, we did not properly identify the adjustments that arose due to the weakness in our internal control process, and KPMG indicated that we need to implement modifications and upgrades to our financial reporting process to ensure that this situation does not occur in the future.

      The reportable condition and material weakness have been discussed in detail by management, our Audit Committee and KPMG, and we have authorized KPMG to respond fully to the inquiries of BDO, our new independent auditors, concerning the subject matter of the foregoing reportable conditions.

     Nasdaq Delisting Hearing

      As a result of the late filing of our Annual Report on Form 10-K for our fiscal year ended January 31, 2004 by the extended due date of April 30, 2004, we received a letter from the Nasdaq staff indicating that we were not in compliance with the filing requirements for continued listing on The Nasdaq National Market as set forth in Nasdaq Marketplace Rule 4310(c)(14). As stated in the Nasdaq letter, our common stock was subject to delisting from The Nasdaq National Market because of such late filing. We requested a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to review the staff determination, and the delisting proceedings were stayed automatically pending the results of that hearing. That hearing was held on May 27, 2004. Also on May 27, 2004, and prior to the hearing, we filed our Annual Report on Form 10-K for our fiscal year ended January 31, 2004, bringing us into compliance with the Nasdaq standards for continued listing on The Nasdaq National Market. On June 7, 2004, we received a letter from Nasdaq containing the decision of the Panel. The decision noted that, although we had filed our delinquent Form 10-K and evidenced compliance with all other requirements for continued listing on The Nasdaq National Market, because of our recent change of auditors the Panel determined to monitor our filing of this Quarterly Report on Form 10-Q so as to ensure our continued compliance with the Nasdaq’s filing requirement in the near term. Thus, the Panel determined to continue the listing of our securities on the The Nasdaq National Market pursuant to a requirement that we file this Form 10-Q on or before June 14, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report on Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those under “Risk Factors That May Affect Future Results” and elsewhere in this report.

Executive Summary and Outlook for Fiscal Year 2004

      During the first quarter of fiscal 2004, we made substantial progress in building a teen-focused merchandising business with a strong consumer connection through targeted direct marketing activities, complemented by a retail store presence. We continued to wind down our Girlfriends LA and Old Glory catalog businesses, leaving us with dELiA*s and Alloy focused on the teen girl market and CCS and Dan’s Comp focused on the teen boy market. We have re-located the fulfillment and call center activities for the Alloy and CCS catalogs from a third party to efficient Company-owned facilities. A number of key management changes and additions have been made in strategic areas to establish the creative, buying and planning teams necessary to execute the successful selection and presentation of youth-focused merchandise to gain target consumer acceptance. Since our acquisition of dELiA*s in September 2003, we have closed six dELiA*s retail stores as of June 8, 2004 and continue to evaluate the remaining underperforming locations to rationalize the store portfolio and drive improved financial performance in our retail stores segment. We continue to believe that the synergies we expect to result from combining our direct marketing operations with those of dELiA*s, leveraging our combined scale, selling across our combined databases while controlling overall catalog circulation, and consolidating fulfillment operations in dELiA*s’ Hanover, Pennsylvania warehouse should begin to be demonstrated in the second half of fiscal 2004.

      We continue to review expansion of our sponsorship and other businesses. In March of 2004 we acquired Insite Advertising, a national indoor media company, to further extend our marketing reach to the 18-34 year old demographic. In addition, we plan to remain focused in our previously announced efforts to separate our sponsorship and merchandising businesses at an opportune time in the foreseeable future.

Results of Operations

Three Months Ended April 30, 2004 Compared with Three Months Ended April 30, 2003

Consolidated Results of Operations

      The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

	Three Months
	Ended April 30,

	2003	2004

Direct marketing revenues	43.2%	34.9%

Retail stores revenues	—	15.5

Sponsorship and other revenues	56.8	49.6

Total revenues	100.0	100.0

Cost of revenues	54.7	53.1

Gross profit	45.3	46.9

Operating expenses:

Selling and marketing	36.6	41.0

General and administrative	7.1	13.8

Amortization of intangible assets	2.6	1.7

Restructuring charge	0.5	0.1

Total operating expenses	46.8	56.6

Loss from operations	(1.5)	(9.7)

Interest and other income (expense), net	0.4	(0.8)

Provision for income tax benefit (expense)	0.5	(0.0)

Net loss	(0.6)%	(10.5)%

Segment Results of Operations

      The tables below present our revenues and operating income (loss) by segment for each of the three months ended April 30, 2003 and 2004 (amounts in thousands):

	Three Months Ended
	April 30,		Percent
			Change 2003
	2003	2004	vs 2004

Net Revenues:

Direct marketing	$29,971	$30,640	2.2%

Retail stores	—	13,641	NM

Sponsorship and other	39,473	43,566	10.4

Total Net Revenues	$69,444	$87,847	26.5%

Operating Income (Loss):

Direct marketing	$(1,473)	$(1,400)	5.0%

Retail stores	—	(2,276)	NM

Sponsorship and other	5,446	4,131	(24.1)

Corporate	(5,006)	(9,002)	(79.8)

Total Operating Loss	$(1,033)	$(8,547)	(727.4)%

NM — Not meaningful

     Net Revenues

      Total Net Revenues. Total net revenues increased 26.5% to $87.8 million in the three months ended April 30, 2004 from $69.4 million in the three months ended April 30, 2003.

      Direct Marketing Revenues. Direct marketing revenues increased 2.2% from $30.0 million in the three months ended April 30, 2003 to $30.6 million in the three months ended April 30, 2004. The increase in direct marketing revenues for the first quarter of the fiscal year ending January 31, 2005 (“fiscal 2004”) versus the first quarter of the fiscal year ended January 31, 2004 (“fiscal 2003”) resulted primarily from revenues related to our dELiA*s brand which we acquired in September 2003. dELiA*s direct marketing revenue for the first quarter of fiscal 2004 totaled $10.2 million, which offset the decreased sales from our Alloy, Girlfriends LA, Old Glory, CCS, and Dan’s Comp brands. We ceased the catalog operations of our Girlfriends LA and Old Glory brands during the first quarter of fiscal 2004. The decrease in revenues in our Alloy, CCS and Dan’s Comp brands resulted primarily from a planned decline in catalog circulation, together with lower sales productivity in the Alloy title.

      Retail Stores Revenues. Retail stores revenues totaled $13.6 million for the three months ended April 30, 2004. The retail revenue was generated from dELiA*s 62 retail stores during the quarter.

      Sponsorship and Other Revenues. Sponsorship and other revenues increased 10.4% from $39.5 million in the first quarter of fiscal 2003 to $43.6 million in the first quarter of fiscal 2004. The increase in sponsorship and other revenues in the first quarter of fiscal 2004 as compared with the first quarter of fiscal 2003 was due primarily to the addition of revenues from the operations of OCM that we acquired in May 2003.

     Cost of Revenues

      Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse and retail stores, together with the direct costs attributable to the sponsorship and advertising programs we provide, and the marketing publications we produce. Our total cost of revenues increased 22.8% from $38.0 million in the three months ended April 30, 2003 to $46.6 million in the three months ended April 30, 2004. The increase in cost of revenues in the first quarter of fiscal 2004 as compared with the first quarter of fiscal 2003 was due primarily to the additional costs of goods sold from OCM (acquired in May 2003) and cost of merchandise sold from dELiA*s (acquired in September 2003), offset partially by decreases in cost of goods sold related to the revenue declines of the Alloy, CCS and Dan’s Comp direct marketing brands and the wind-down of our Girlfriends LA and Old Glory brands.

      Our gross profit as a percentage of total revenues increased from 45.3% in the three months ended April 30, 2003 to 46.9% in the three months ended April 30, 2004. This increase was due primarily to the increased percentage of direct marketing and retail store segment revenues of total revenues in the first quarter of fiscal 2004. Gross profit percentages may fluctuate significantly in future periods due primarily to the changing revenue contributions of our different operating segments and the changing revenue contributions of our different sponsorship segment activities.

     Total Operating Expenses

      Selling and Marketing. Selling and marketing expenses consist primarily of our catalog production and mailing costs; our call centers and fulfillment operations expenses; dELiA*s retail store costs; freight costs to deliver goods to our merchandise customers; compensation of our sales and marketing personnel; marketing costs; and information technology expenses related to the maintenance and marketing of our websites and support for our advertising sales activities. These selling and marketing expenses increased from $25.4 million in the three months ended April 30, 2003 to $36.0 million in the three months ended April 30, 2004 due primarily to:

•	the inclusion of dELiA*s selling and marketing expenses (acquired in September 2003); and

•	the inclusion of OCM’s selling and marketing expenses (acquired in May 2003).

      As a percentage of total revenues, our selling and marketing expenses increased from 36.6% in the first quarter of fiscal 2003 to 41.0% in the first quarter of fiscal 2004, due primarily to reduced catalog overall productivity (revenues per book circulated) and the high selling and marketing expenses as a percentage of revenues for dELiA*s unprofitable retail store operations.

      General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from $5.0 million in the three months ended April 30, 2003 to $12.1 million in the three months ended April 30, 2004. The increase in general and administrative expenses primarily was driven by:

•	the addition of OCM’s expenses;

•	the inclusion of dELiA*s expenses; and

•	increased expenses associated with growing a public company such as professional fees, insurance premiums, occupancy costs due to office expansions, and telecommunications costs.

      Our general and administrative expenses as a percentage of total revenues increased from 7.1% in the first quarter of fiscal 2003 to 13.8% in the first quarter of fiscal 2004, due primarily to the addition of high general and administrative expenses as a percentage of revenues in the acquired dELiA*s business and senior management hiring in our direct marketing and retail store segment, along with increased professional services costs due to outstanding litigation and increased audit fees.

      Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.5 million in the three months ended April 30, 2004 as compared with $1.8 million in the three months ended April 30, 2003. The decrease in amortization expense resulted from certain identified intangible assets becoming fully amortized during the fourth quarter of fiscal 2003 and the impairment of certain identified intangible assets during the fourth quarter of fiscal 2003, offset partially by our acquisition activities during the last twelve months and the associated allocation of purchase price to identified intangible assets. All of our acquisitions have been accounted for under the purchase method of accounting.

      Restructuring Charge. During the first quarter of fiscal 2003, we made the strategic decision to outsource substantially all of our fulfillment activities for our Girlfriends LA unit to New Roads. We determined that we would not be able to sublease our existing fulfillment facilities due to the real estate market conditions. As a result, and in accordance with SFAS No. 146 and SFAS No. 144, we recognized a first quarter charge of approximately $380,000 in our direct marketing segment, representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. During the first quarter of fiscal 2004, we made the decision to relocate the MPM business from Santa Barbara, California to the our principal office in New York, New York and terminated several MPM employees. As a result, and in accordance with SFAS 146, we recognized a restructuring charge in the sponsorship and other segment of approximately $126,000 in the first quarter of fiscal 2004. The $126,000 restructuring charge is comprised of severance costs. The MPM business is expected to relocate to the New York office by the end of the second quarter of fiscal 2004. Additional charges representing additional severance costs, future contractual lease payments and the write-off of related leasehold improvements will be recognized during the second quarter of fiscal 2004 when the MPM business is physically relocated from Santa Barbara to New York. We will continue to review our operations to determine the necessity of our facilities, equipment, and personnel.

     Loss from Operations

      Total Loss from Operations. Our loss from operations was $8.5 million in the first quarter of fiscal 2004 while our loss from operations was $1.0 million in the first quarter of fiscal 2003. The increase in operating loss is primarily due to the increased operating loss from the dELiA*s retail operations that we acquired in September 2003, decreased operating income from our sponsorship and other operations, and increased corporate expenses.

      Direct Marketing Loss from Operations. Our loss from direct marketing operations was $1.4 million in the first quarter of fiscal 2004 while our loss from direct marketing operations was $1.5 million in the first quarter of fiscal 2003. Excluding the restructuring charge related to Girlfriends LA in the first quarter of fiscal 2003, the direct marketing operating loss increased in the first quarter of fiscal 2004 primarily as a result of the costs of transitioning and integrating our previously outsourced fulfillment and call center activities to our Hanover, Pennsylvania facilities.

      Retail Stores Loss from Operations. Our loss from retail stores operations was $2.3 million in the first quarter of fiscal 2004. The loss was generated from the dELiA*s retail stores.

      Sponsorship and Other Income from Operations. Our income from sponsorship and other operations decreased 24.1% to $4.1 million in the first quarter of fiscal 2004 from $5.4 million in the first quarter of fiscal 2003. This decrease resulted primarily due to lower revenues and margins in our event marketing activities, together with OCM’s seasonal operating loss, offset by stronger advertising placement income resultant from higher gross margins.

     Interest and Other Income (Expense), Net

      Interest and other income, net of expense, includes income from our cash equivalents and from available-for-sale marketable securities and expenses related to our financing obligations. In the three months ended April 30, 2004, we generated interest income of $120,000 and interest expense of $1.2 million primarily related to the issuance in July and August 2003 of our Debentures, as compared with interest income of $291,000 and interest expense of $4,000 in the three months ended April 30, 2003. During the first quarter of fiscal 2004, we recognized other income of $388,000 related to a working capital adjustment resulting from the MPM acquisition. The decrease in interest income resulted primarily from lower interest rates and the lower cash and cash equivalents and available-for-sale marketable securities balances during the quarter ended April 30, 2004 as compared with the quarter ended April 30, 2003.

     Income Tax Benefit (Expense)

      In the three months ended April 30, 2004 we recorded an income tax expense of $10,000 due to taxable operating income generated at the state level. In the three months ended April 30, 2003 we recorded an income tax benefit of $358,000 due to the taxable loss generated in the quarter. Included in the tax benefit was a refund of $36,000 for an amended prior year tax return. At April 30, 2003 and prior to our acquisition of dELiA*s, we had expected the loss generated in the first quarter to be offset by taxable income during the second half of fiscal 2003.

Liquidity and Capital Resources

      We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2002 and for the three months ended April 30, 2004. At April 30, 2004, we had approximately $35.3 million of unrestricted cash, cash equivalents and short-term investments along with $4.2 million of marketable securities classified as non-current assets due to their stated maturities and our intention to hold them for more than one year. Our principal commitments at April 30, 2004 consisted of the Debentures, accounts payable, bank loans, accrued expenses, and obligations under operating and capital leases.

      Net cash used in operating activities was $8.7 million in the first three months of fiscal 2004 compared with net cash used in operating activities of $10.5 million in the first three months of fiscal 2003. The reduced cash usage was primarily due to tighter working capital management reflected by a smaller increase in operating assets net of operating liabilities, partially offset by the increased net loss in fiscal 2004 as compared with the net loss in fiscal 2003.

      Cash used in investing activities was approximately $2.0 million in the three months of fiscal 2004, due primarily to the usage of $5.1 million to acquire businesses and $1.6 million for capital expenditures, offset by the net cash proceeds of $4.7 million from our sales, purchases and maturities of available-for-sale marketable securities. In the first three months of fiscal 2003, $16.5 million of cash was provided by investing activities, due primarily to net cash proceeds of $17.6 million from our sales, purchases and maturities of available-for-sale marketable securities offset by $1.0 million for capital expenditures.

      Net cash provided by financing activities was $3.0 million in the three months ended April 30, 2004 compared with $2.8 million of cash used in financing activities in the three months ended April 30, 2003. The cash provided by financing activities in the three months ended April 30, 2004 was due primarily to $3.1 million of net borrowings under our line of credit agreement. In the three months ended April 30, 2003, net cash used in financing activities of $2.8 million resulted primarily from the repurchase of 600,000 shares of our common stock for approximately $3.0 million.

      Our liquidity position as of April 30, 2004 consisted of $35.3 million of unrestricted cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures, for at least the next 24 months, excluding the impact of any potential, as yet unannounced acquisitions. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

      On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We have repurchased 600,000 shares for approximately $3.0 million under this plan through June 8, 2004. All 600,000 shares were repurchased during the three months ended April 30, 2003.

      On February 17, 2004, we approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of June 8, 2004, none of the Debentures have been repurchased.

Critical Accounting Policies and Estimates

      During the first three months of fiscal 2004, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, for additional information relating to the Company’s use of estimates and other critical accounting policies.

Effect of New Accounting Standards

      We have described the impact anticipated from the adoption of certain new accounting pronouncements effective in fiscal 2003 and the first quarter of fiscal 2004 in Note 7 to the consolidated financial statements.

Special Note Regarding Forward-Looking Statements

      Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve a number of substantial risks and uncertainties. When used in this Form 10-Q, the words “anticipate,” “may,” “could,” “plan,” “believe,” “estimate,” “expect” and “intend” and similar expressions are intended to identify such forward-looking statements.

      Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

•	changes in business and economic conditions and other adverse conditions in our markets;

•	increased competition;

•	our inability to achieve and maintain profitability;

•	merchandising and marketing strategies;

•	inventory performance;

•	changes in consumer preferences or fashion trends;

•	seasonality of the retail and direct-marketing businesses;

•	significant increases in paper, printing and postage costs;

•	litigation that may have an adverse effect on the financial results or reputation of the Company;

•	reliance on third-party suppliers;

•	our ability to successfully implement our operating, marketing, acquisition and expansion strategies; and

•	natural disasters and terrorist attacks.

      For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2004 in Item 1 — Business, under the caption “Risk Factors That May Affect Future Results.”

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

      As of April 30, 2004, we held a portfolio of $19.8 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4.	Controls and Procedures.

      The Registrant’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Registrant’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report has been made known to them in a timely fashion.

      The Registrant’s Chief Executive Officer and Chief Financial Officer also conducted an evaluation of the Registrant’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect, the Registrant’s internal control over financial reporting. Based on the evaluation, there have been no such changes during the quarter covered by this report.

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

      dELiA*s currently is party to a purported class action litigation, which originally was filed in two separate complaints in Federal District Court for the Southern District of New York in 1999 against dELiA*s Inc. and certain of its officers and directors. These complaints were consolidated. The consolidated complaint alleges, among other things, that the defendants violated Rule 10b-5 under the ’34 Act by making material misstatements and by failing to disclose certain allegedly material information regarding trends in the business during part of 1998. The parties have reached an agreement on a full settlement of the action, which was approved by the court on April 21, 2004. The entire settlement amount will be covered by dELiA*s insurance carrier.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

      On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Since the inception of our share repurchase program, we have repurchased a total of 600,000 shares for approximately $3.0 million. All 600,000 shares were repurchased during the first quarter of fiscal 2003.

Item 3.	Defaults upon Senior Securities.

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not applicable

Item 5.	Other Information.

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
3.2		Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).
3.3		Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).
3.4		Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).
3.5		Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).
3.6		Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
10	.1.1	Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to dELiA*s Inc. Quarterly Report on Form 10-Q filed September 14, 1999).
10	.1.2*	Mortgage Note Modification Agreement and Declaration of No Set-off dated April 19, 2004, between dELiA*s Distribution Company and Manufacturers and Traders Trust Company.
10	.2.1	Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to dELiA*s Inc. Quarterly Report on Form 10-Q filed September 14, 1999).
10	.2.2*	Amendment to Construction Loan Agreement dated April 19, 2004, among dELiA*s Distribution Company, dELiA*s Corp. and Alloy, Inc.
10	.3.1*	Continuing Guaranty dated April 19, 2004, given by dELiA*s Corp. in favor of Manufacturers and Traders Trust Company.
10	.3.2*	Continuing Guaranty dated April 19, 2004, given by Alloy, Inc. in favor of Manufacturers and Traders Trust Company.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated June 9, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Samuel A. Gradess, Chief Financial Officer, dated June 9, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

      (b) Reports on Form 8-K.

      During the fiscal quarter ended April 30, 2004, we filed the following Current Report on Form 8-K:

1) On April 5, 2004, we filed a Current Report on Form 8-K to report under Item 7 (Exhibits) and Item 12 (Results of Operations and Financial Condition), a press release (attached as Exhibit 99.1) regarding our financial results for the fiscal quarter and full year ended January 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ SAMUEL A. GRADESS

Samuel A. Gradess
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: June 9, 2004

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
3.2		Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).
3.4		Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).
3.4		Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).
3.5		Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).
3.6		Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
10	.1.1	Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to dELiA*s Inc. Quarterly Report on Form 10-Q filed September 14, 1999).
10	.1.2*	Mortgage Note Modification Agreement and Declaration of No Set-off dated April 19, 2004, between dELiA*s Distribution Company and Manufacturers and Traders Trust Company.
10	.2.1	Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to dELiA*s Inc. Quarterly Report on Form 10-Q filed September 14, 1999).
10	.2.2*	Amendment to Construction Loan Agreement dated April 19, 2004, among dELiA*s Distribution Company, dELiA*s Corp. and Alloy, Inc.
10	.3.1*	Continuing Guaranty dated April 19, 2004, given by dELiA*s Corp. in favor of Manufacturers and Traders Trust Company.
10	.3.2*	Continuing Guaranty dated April 19, 2004, given by Alloy, Inc. in favor of Manufacturers and Traders Trust Company.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated June 9, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Samuel A. Gradess, Chief Financial Officer, dated June 9, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith