Form 10-Q
period 2004-07-31
ALLOY  INC
filed 2004-09-09
CIK 1080359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of September 3, 2004, the registrant had 43,042,866 shares of common stock, $.01 par value per share, outstanding.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2004	2004

		(Unaudited)

	(Amounts in thousands,
	except share and per share
	data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,273	$13,029
Restricted cash	3,270	3,128
Marketable securities available-for-sale	19,014	10,036
Accounts receivable, net	31,492	34,694
Inventories	29,021	32,722
Prepaid catalog costs	2,028	2,716
Other current assets	3,813	6,574

TOTAL CURRENT ASSETS	115,911	102,899
Marketable securities available-for-sale	5,585	2,067
Property and equipment, net	27,234	26,013
Goodwill, net	274,796	281,003
Intangible and other assets, net	25,865	23,915

TOTAL ASSETS	$449,391	$435,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$28,740	$28,934
Deferred revenues	15,124	17,253
Mortgage note payable	2,914	158
Accrued expenses and other current liabilities	36,841	35,538

TOTAL CURRENT LIABILITIES	83,619	81,883
Long-term liabilities	743	2,495
Mortgage note payable	—	2,736
Senior Convertible Debentures Due 2023	69,300	69,300
Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable on June 19, 2005; 1,340 and 1,340 shares issued and outstanding, respectively	14,434	15,229
STOCKHOLDERS’ EQUITY:
Preferred Stock; $.01 par value; 10,000,000 shares authorized of which 1,850,000 shares designated as Series A Redeemable Convertible Preferred Stock, 3,000 shares designated as Series B Redeemable Convertible Preferred Stock authorized and 1,000,000 shares designated as Series C Junior Participating Preferred Stock; 1,340 and 1,340 shares issued and outstanding as Series B Redeemable Convertible Preferred Stock (above), respectively	—	—
Common Stock; $.01 par value; 200,000,000 shares authorized; 42,701,767 and 43,632,303 shares issued, respectively	427	436
Additional paid-in capital	412,594	415,473
Accumulated deficit	(127,170)	(147,568)
Deferred compensation	(1,411)	(741)
Accumulated other comprehensive loss	(30)	(62)
Less common stock held in treasury, at cost; 608,275 and 639,437 shares, respectively	(3,115)	(3,284)

TOTAL STOCKHOLDERS’ EQUITY	281,295	264,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$449,391	$435,897

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	July 31,

	2003	2004

	(Amounts in thousands, except
	share and per share data)
	(Unaudited)
Net revenues:
Direct marketing revenues	$30,028	$28,389
Retail stores revenues	—	15,313
Sponsorship and other revenues	50,473	42,863

Total net revenues	80,501	86,565
Cost of revenues:
Cost of goods sold	15,659	25,710
Cost of sponsorship and other revenues	25,466	18,710

Total cost of revenues	41,125	44,420
Gross profit	39,376	42,145

Operating expenses:
Selling and marketing	31,780	37,254
General and administrative	6,266	12,248
Amortization of intangible assets	1,896	1,667
Restructuring charge	—	192

Total operating expenses	39,942	51,361

Loss from operations	(566)	(9,216)
Interest income	105	78
Interest expense	(108)	(1,157)
Write-off of minority investment	—	(750)

Loss before income taxes	(569)	(11,045)
Provision for income tax (benefit) expense	(248)	110

Net loss	$(321)	$(11,155)

Preferred stock dividends and accretion	702	401

Net loss attributable to common stockholders	$(1,023)	$(11,556)

Basic and diluted loss per share of common stock:
Basic loss attributable to common stockholders per share	$(0.02)	$(0.27)

Diluted loss attributable to common stockholders per share	$(0.02)	$(0.27)

Weighted average basic common shares outstanding	41,135,614	42,965,964

Weighted average diluted common shares outstanding	41,135,614	42,965,964

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three
	Months Ended
	July 31,

	2003	2004

	(Amounts in
	thousands)
	(Unaudited)
Net loss	$(321)	$(11,155)
Other comprehensive loss net of tax:
Net unrealized loss on available-for-sale securities	(18)	(22)

Comprehensive loss	$(339)	$(11,177)

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	July 31,

	2003	2004

	(Amounts in thousands, except
	share and per share data)
	(Unaudited)
Net revenues:
Direct marketing revenues	$59,999	$59,029
Retail stores revenues	—	28,954
Sponsorship and other revenues	89,946	86,429

Total net revenues	149,945	174,412
Cost of revenues:
Cost of goods sold	30,491	48,738
Cost of sponsorship and other revenues	48,609	42,309

Total cost of revenues	79,100	91,047
Gross profit	70,845	83,365

Operating expenses:
Selling and marketing	57,158	73,257
General and administrative	11,224	24,364
Amortization of intangible assets	3,680	3,189
Restructuring charges	380	318

Total operating expenses	72,442	101,128

Loss from operations	(1,597)	(17,763)
Interest income	396	198
Interest expense	(112)	(2,351)
Write-off of minority investment	—	(750)
Other income	—	388

Loss before income taxes	(1,313)	(20,278)
Provision for income tax (benefit) expense	(606)	120

Net loss	$(707)	$(20,398)

Preferred stock dividends and accretion	1,155	795

Net loss attributable to common stockholders	$(1,862)	$(21,193)

Basic and diluted loss per share of common stock:
Basic loss attributable to common stockholders per share	$(0.05)	$(0.50)

Diluted loss attributable to common stockholders per share	$(0.05)	$(0.50)

Weighted average basic common shares outstanding	40,650,532	42,714,293

Weighted average diluted common shares outstanding	40,650,532	42,714,293

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Six Months
	Ended July 31,

	2003	2004

	(Amounts in
	thousands)
	(Unaudited)
Net loss	$(707)	$(20,398)
Other comprehensive loss net of tax:
Net unrealized loss on available-for-sale securities	(157)	(32)

Comprehensive loss	$(864)	$(20,430)

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended July 31,

	2003	2004

	(Amounts in
	thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(707)	$(20,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,929	7,621
Deferred tax benefit	(570)	—
Amortization of debt issuance costs	12	256
Write-off of minority investment	—	750
Compensation charge for restricted stock	291	703
Changes in operating assets and liabilities — net of effect of business acquisitions:
Accounts receivable, net	(13)	(2,460)
Inventories	4,635	(3,701)
Prepaid catalog costs	(1,032)	(688)
Other current assets	(120)	(2,818)
Other assets	50	82
Accounts payable, accrued expenses and other	(6,382)	1,637

Net cash provided by (used in) operating activities	2,093	(19,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(7,130)	(3,054)
Proceeds from the sales and maturities of marketable securities	25,360	15,518
Capital expenditures	(2,112)	(2,810)
Sale and disposal of capital assets	40	240
Cash paid in connection with acquisitions of businesses, net of cash acquired	(16,025)	(7,438)
Purchase of mailing lists	—	(42)
Decrease in restricted cash	—	142

Net cash provided by investing activities	133	2,556

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of convertible debentures	65,000	—
Debt issuance costs	(2,159)	—
Exercise of options and warrants and common stock purchases under the employee stock purchase plan	498	271
Repurchase of common stock	(2,984)	—
Net borrowings under line of credit agreements	—	2,230
Payment of bank loan	—	(68)
Payment of credit facility	(5,000)	—
Payments of capitalized lease obligations	(201)	(217)

Net cash provided by financing activities	55,154	2,216

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,380	(14,244)
CASH AND CASH EQUIVALENTS, beginning of period	35,187	27,273

CASH AND CASH EQUIVALENTS, end of period	$92,567	$13,029

Cash paid during the period for interest	$22	$2,072
Supplemental disclosure of non-cash investing and financing activity:
Issuance of common stock and warrants in connection with acquisitions	$8,317	$3,210
Conversion of Series B Redeemable Convertible Preferred stock into common stock	$3,059	$—
Preferred stock dividends and accretion	$1,155	$795

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Six Months Ended July 31, 2004

						Accumulated
	Common Stock		Additional			Other	Treasury Stock
			Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Loss	Shares	Amount	Total

	(Amounts in thousands, except share data)
	(Unaudited)
Balance, January 31, 2004	42,701,767	$427	$412,594	$(127,170)	$(1,411)	$(30)	(608,275)	$(3,115)	$281,295
Issuance of common stock for acquisitions of businesses	560,344	6	3,373	—	—	—	(31,162)	(169)	3,210
Issuance of common stock pursuant to the exercise of options and common stock purchases under the employee stock purchase plan	62,192	—	271	—	—	—	—	—	271
Net loss	—	—	—	(20,398)	—	—	—	—	(20,398)
Issuance of restricted stock	308,000	3	37	—	(40)	—	—	—	—
Amortization of restricted stock	—	—	—	—	703	—	—	—	703
Adjustment of stock options for terminated employees	—	—	(7)	—	7	—	—	—	—
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(795)	—	—	—	—	—	(795)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(32)	—	—	(32)

Balance, July 31, 2004	43,632,303	$436	$415,473	$(147,568)	$(741)	$(62)	(639,437)	$(3,284)	$264,254

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Six Months Ended July 31, 2003

						Accumulated
	Common Stock		Additional			Other	Treasury Stock
			Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Shares	Amount	Total

	(Amounts in thousands, except share data)
	(Unaudited)
Balance, January 31, 2003	40,082,024	$401	$396,963	$(51,955)	$—	$164	(8,275)	$(131)	$345,442
Issuance of common stock for acquisitions of businesses	1,545,947	15	8,302	—	—	—	—	—	8,317
Repurchase of common stock	—	—	—	—	—	—	(600,000)	(2,984)	(2,984)
Cancellation of accrued issuance costs in connection with public and private stock offerings	—	—	102	—	—	—	—	—	102
Issuance of common stock pursuant to the exercise of options and common stock purchases under the employee stock purchase plan	114,039	1	497	—	—	—	—	—	498
Issuance of common stock for conversion of Series B Convertible Preferred Stock	261,505	3	3,056	—	—	—	—	—	3,059
Net loss	—	—	—	(707)	—	—	—	—	(707)
Issuance of restricted stock	—	—	2,385	—	(2,385)	—	—	—	—
Amortization of restricted stock	—	—	—	—	291	—	—	—	291
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(1,155)	—	—	—	—	—	(1,155)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(157)	—	—	(157)

Balance, July 31, 2003	42,003,515	$420	$410,150	$(52,662)	$(2,094)	$7	(608,275)	$(3,115)	$352,706

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Financial Statement Presentation

      Alloy, Inc. (“Alloy” or the “Company”) is a media, marketing services, direct marketing and retail company primarily targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Alloy’s business integrates direct mail catalogs, retail stores, print media, display media boards, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. Alloy reaches a significant portion of Generation Y consumers through its various media assets, marketing service programs, direct marketing activities and retail stores. As a result, Alloy is able to offer advertisers targeted access to the Generation Y market. Alloy sells third-party branded and private label products in key Generation Y spending categories, including apparel, action sports equipment and accessories, directly to the youth market. Additionally, Alloy’s assets have enabled it to build a comprehensive database that includes information about approximately 27 million Generation Y consumers.

      Alloy generates revenue from three principal sources — direct marketing, retail stores, and sponsorship and other activities. Alloy generates direct marketing revenues from its catalogs and websites primarily from the sale of branded products in key Generation Y spending categories, including apparel, action sports equipment, and accessories directly to the youth market. Alloy’s retail stores segment derives revenue primarily from the sale of apparel, accessories and home furnishings to consumers at its dELiA*s retail stores. Alloy generates sponsorship and other activities revenues largely from corporate advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y consumers. Advertisers can reach Generation Y consumers through integrated marketing programs that include Alloy’s catalogs, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that Alloy provides.

      The accompanying unaudited interim consolidated financial statements have been prepared by Alloy. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at July 31, 2004 and for all periods presented have been made. The results of operations for the periods ended July 31, 2003 and July 31, 2004 are not necessarily indicative of the operating results for a full fiscal year. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles (“GAAP”) and normally included in the financial statements have been condensed or omitted. Certain balances in the prior year have been reclassified to conform to the presentation adopted in the current year.

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

      The Company accounts for its stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the then current market price of the underlying stock exceeds the exercise price. The Company discloses the pro forma effect on net loss and loss per share attributable to common stockholders as required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). This statement became effective in 2003 and amends

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting for stock-based compensation and has adopted only the disclosure requirements of SFAS No. 123. Shares issued under the employee stock purchase plan are considered noncompensatory for the determination of compensation expense under APB No. 25, but the fair value of the benefit related to acquiring such shares at a discount is included as compensation expense in the pro forma disclosures required by SFAS No. 123.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	(Amounts in thousands, except per share data)
Net loss attributable to common stockholders:
As reported	$(1,023)	$(11,556)	$(1,862)	$(21,193)
Add: Total stock-based employee compensation costs included in reported net income, net of taxes	291	352	291	703
Less: Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(2,546)	(2,220)	(5,578)	(4,738)

Pro forma	$(3,278)	$(13,424)	$(7,149)	$(25,228)

Basic loss attributable to common stockholders per share:
As reported	$(0.02)	$(0.27)	$(0.05)	$(0.50)
Pro forma	$(0.08)	$(0.31)	$(0.18)	$(0.59)
Diluted loss attributable to common stockholders per share:
As reported	$(0.02)	$(0.27)	$(0.05)	$(0.50)
Pro forma	$(0.08)	$(0.31)	$(0.18)	$(0.59)

3.	Restricted Cash

      Restricted cash totaled approximately $3.3 million as of January 31, 2004 and $3.1 million as of July 31, 2004. Restricted cash represents the cash that backs the Company’s line of credit and collateral for standby letters of credit issued in connection with the Company’s merchandise sourcing activities. The restriction will be removed after the letters of credit are cancelled or expire.

4.	Unbilled Accounts Receivable

      Unbilled accounts receivable are a normal part of the Company’s sponsorship business as some receivables are normally invoiced in the month following the completion of the earnings process. At January 31, 2004 and July 31, 2004, accounts receivable included approximately $4.3 million and $5.5 million,

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of unbilled receivables. At July 31, 2003, accounts receivable included approximately $2.7 million of unbilled receivables.

5.	Net Loss Per Share

      Basic loss per share is computed as net loss divided by the weighted-average number of basic common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock and stock warrants, the conversion of Series B Convertible Preferred Stock, the conversion of convertible long-term debt, and the conversion of warrants issued in connection with our financings and acquisitions. The following table sets forth the computation of the number of dilutive shares outstanding:

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average basic common shares outstanding	41,135,614	42,965,964	40,650,532	42,714,293
Effect of dilutive securities	—	—	—	—

Weighted average diluted common shares outstanding	41,135,614	42,965,964	40,650,532	42,714,293

      The weighted average diluted common shares outstanding calculation for the three and six months ended July 31, 2003 and 2004 (shown above) excludes the securities listed below because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Options to purchase common stock	7,199,361	7,698,089	7,053,236	7,812,643
Warrants to purchase common stock	1,881,486	1,917,295	1,847,513	1,917,295
Conversion of Series B Convertible Preferred Stock	1,303,527	1,375,895	1,424,129	1,366,612
Conversion of 5.375% Convertible Debentures	7,761,195	8,274,628	7,761,195	8,274,628
Restricted stock	300,000	—	300,000	—

	18,445,569	19,265,907	18,386,073	19,371,178

6.	Goodwill and Intangible Assets

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite lives that were acquired after June 30, 2001 are no longer amortized but instead evaluated for impairment at least annually. With respect to goodwill and intangibles with indefinite lives that were acquired prior to July 1, 2001, Alloy adopted the nonamortization provisions of SFAS No. 142 as of February 1, 2002. The Company will perform its annual impairment testing for its reporting units during the fourth quarter of fiscal 2004.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The acquired intangible assets as of January 31, 2004 and July 31, 2004 were as follows (amounts in thousands):

	January 31, 2004		July 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

			(Unaudited)
Amortized intangible assets:
Mailing Lists	$3,858	$2,416	$3,900	$2,976
Non-competition Agreements	5,060	2,527	5,767	3,258
Websites	2,890	961	2,725	1,257
Client Relationships	7,405	2,441	8,919	3,783
Leasehold Interests	300	41	300	58

	$19,513	$8,386	$21,611	$11,332

Nonamortized intangible assets:
Trademarks	$9,535	$—	$9,535	$—

      The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for the fiscal year ending January 31, 2005 (“fiscal 2004”) is $3.0 million, and for each of the next four fiscal years through the fiscal year ending January 31, 2009 is $3.2 million, $1.4 million, $726,000 and $558,000, respectively.

      Alloy is continuing the review and determination of the fair value of certain assets acquired and liabilities assumed for acquisitions completed during the last six months of fiscal 2003 and the first half of fiscal 2004. Accordingly, the allocations of the purchase price are subject to revision based on the final determination of appraised and other fair values and the resolution of pre-acquisition contingencies.

Goodwill

      The changes in the carrying amount of goodwill for the six months ended July 31, 2004 are as follows (amounts in thousands):

Gross balance as of January 31, 2004	$301,442
Accumulated goodwill amortization as of January 31, 2004	(26,646)

Net balance as of January 31, 2004	274,796
Goodwill adjustments during the six months ended July 31, 2004	6,207

Net balance as of July 31, 2004	$281,003

      The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the final determination of appraised and other fair values along with the resolution of pre-acquisition contingencies. Goodwill adjustments during the first six months of fiscal 2004 primarily relate to an approximate $5.6 million increase in goodwill for the acquisitions during the first half of fiscal 2004. Other goodwill adjustments during the first six months of fiscal 2004 relate to net changes to acquisition costs of approximately $618,000.

7.	Recently Issued Accounting Pronouncements

      In January 31, 2003 the FASB issued FASB Interpretation No. 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of entities that cannot finance their activities without

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Alloy has three reportable segments: direct marketing, retail stores, and sponsorship and other. During September 2003, upon the acquisition of dELiA*s Corp., Alloy changed the name of its catalog and online commerce business from the merchandise segment to the direct marketing segment and identified a third reportable segment — retail stores. Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments were as follows (amounts in thousands):

	Three Months		Six Months
	Ended July 31,		Ended July 31,

	2003	2004	2003	2004

Net Revenues:
Direct marketing	$30,028	$28,389	$59,999	$59,029
Retail stores	—	15,313	—	28,954
Sponsorship and other	50,473	42,863	89,946	86,429

Total Net Revenues	$80,501	$86,565	$149,945	$174,412

	Three Months		Six Months
	Ended July 31,		Ended July 31,

	2003	2004	2003	2004

Operating Income (Loss):
Direct marketing	$(2,030)	$(1,766)	$(3,503)	$(3,166)
Retail stores	—	(1,668)	—	(3,944)
Sponsorship and other	7,009	2,949	12,455	7,080
Corporate	(5,545)	(8,731)	(10,549)	(17,733)

Total Operating Loss	(566)	(9,216)	(1,597)	(17,763)
Write-off of minority investment	—	(750)	—	(750)
Interest income (expense) and other income, net	(3)	(1,079)	284	(1,765)

Loss before income taxes	$(569)	$(11,045)	$(1,313)	$(20,278)

      Operating loss for the six months ended July 31, 2003 includes expenses of $380,000 in the direct marketing segment due to restructuring charges in the first quarter of fiscal 2003 related to the closing of the Company’s Girlfriends LA (“GFLA”) facility. In conjunction with the GFLA facility closure, the Company also wrote off approximately $150,000 of inventory during the first quarter of fiscal 2003. This charge is included in cost of goods sold as part of the direct marketing segment for the six months ended July 31, 2003.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Operating loss for the six months ended July 31, 2004 includes an approximate $126,000 restructuring charge in the sponsorship and other segment recorded in the first quarter of fiscal 2004. Operating loss for the three and six months ended July 31, 2004 includes an approximate $192,000 restructuring charge in the sponsorship and other segment recorded in the second quarter of fiscal 2004. The restructuring charges are comprised primarily of severance costs and the write-off of leasehold improvements associated with the relocation of the Company’s Market Place Media (“MPM”) business from California to New York.

      Cost of goods sold for three-months ended July 31, 2004 included costs related to sponsorship and other revenues of approximately $3.5 million. Cost of goods sold for the six-months ended July 31, 2004 included costs related to sponsorship and other revenues of approximately $4.5 million. Costs of goods sold for the three and six-months ended July 31, 2003 included costs related to sponsorship and other revenues of approximately $4.4 million.

	Three Months		Six Months
	Ended July 31,		Ended July 31,

	2003	2004	2003	2004

Depreciation and Amortization:
Direct marketing	$708	$943	$1,505	$2,066
Retail stores	—	822	—	1,614
Sponsorship and other	2,092	1,714	4,046	3,266
Corporate	302	352	378	675

Total Depreciation and Amortization	$3,102	$3,831	$5,929	$7,621

	Three Months		Six Months
	Ended July 31,		Ended July 31,

	2003	2004	2003	2004

Capital Expenditures:
Direct marketing	$390	$514	$792	$1,243
Retail stores	—	213	—	282
Sponsorship and other	223	364	406	880
Corporate	564	124	914	405

Total Capital Expenditures	$1,177	$1,215	$2,112	$2,810

	January 31, 2004	July 31, 2004

Total Assets:
Direct marketing	$100,516	$103,143
Retail stores	20,963	22,620
Sponsorship and other	261,024	273,815
Corporate	66,888	36,319

Total Assets	$449,391	$435,897

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying amount of goodwill by reportable segment as of January 31, 2004 and July 31, 2004 was as follows (amounts in thousands):

	January 31, 2004	July 31, 2004

Direct marketing	$64,957	$64,957
Retail stores	—	—
Sponsorship and other	209,839	216,046

Total	$274,796	$281,003

9.	Restructuring Charges

      During the fourth quarter of fiscal 2002, the Company recognized a restructuring charge of $2.6 million in its direct marketing segment related to its decision to outsource its CCS unit’s fulfillment activity to New Roads Inc, a third party service provider (“New Roads”). In the first quarter of 2003, the Company recognized a charge of approximately $380,000 in its direct marketing segment related to its decision to outsource its GFLA fulfillment activities to New Roads. In the third quarter of fiscal 2003, the Company recognized a charge of approximately $350,000 in its direct marketing segment related to its decision to exit the New Roads facility and to transfer its fulfillment activities for its Alloy and CCS units to its recently acquired distribution center in Hanover, Pennsylvania and contact center in Westerville, Ohio.

      As part of the dELiA*s acquisition, which was completed during the third quarter of fiscal 2003, Alloy assumed a $6.5 million restructuring liability. Alloy was contractually obligated to pay certain termination costs to three executives of dELiA*s. Management estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, management estimated $3.8 million of store exit and lease costs and severance related to the closing of up to 17 dELiA*s retail stores.

      During the first quarter of fiscal 2004, the Company made the decision to relocate the operations of its MPM business from Santa Barbara, California to the Company’s principal office in New York, New York and terminated several MPM employees. As a result, and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recognized a restructuring charge in the sponsorship and other segment of approximately $126,000 in the first quarter of fiscal 2004. The $126,000 restructuring charge is comprised of severance costs. During the second quarter of fiscal 2004, the Company recognized an additional $192,000 restructuring charge for MPM- related severance costs and the write-off of leasehold improvements. The MPM operations are expected to be completely relocated to the Company’s New York offices by the end of the third quarter of fiscal 2004. Additional charges representing additional severance costs, future contractual lease payments and the write-off of leasehold improvements are expected to be recognized during the third quarter of fiscal 2004 when this relocation is complete.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the Company’s restructuring activities (in thousands):

			Severance &
	Asset	Contractual	Personnel
Type of cost	Impairments	Obligations	Costs	Total

Balance at January 31, 2003	$—	$1,596	$—	$1,596
Restructuring Costs Fiscal 2003	31	655	44	730
dELiA*s restructuring liability	—	6,311	212	6,523
Payments and Write-offs Fiscal 2003	(31)	(2,519)	(82)	(2,632)

Balance at January 31, 2004	—	6,043	174	6,217

Restructuring Costs Fiscal 2004	55	—	263	318
Payments and Write-offs Fiscal 2004	(55)	(1,345)	(237)	(1,637)

Balance at July 31, 2004	$—	$4,698	$200	$4,898

      A summary of the Company’s restructuring liability by location and/or business, as of January 31, 2004 and July 31, 2004 is as follows (in thousands):

	January 31,	July 31,
	2004	2004

CCS facility, San Luis Obispo, California	$1,066	$759
MPM facility, Santa Barbara, California	—	83
dELiA*s restructuring liability	5,151	4,056

Total	$6,217	$4,898

      The Company anticipates that the remaining restructuring accruals will be settled by January 31, 2008. As of July 31, 2004, the restructuring accruals are classified as a current liability and a long-term liability of $3.6 million and $1.3 million, respectively.

10.	Common Stock

      On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan through July 31, 2004. All 600,000 shares were repurchased during the first quarter of fiscal 2003.

11.	Restricted Stock Plan

      In May 2003 and March 2004, the Company’s Board of Directors authorized the issuance 300,000 and 8,000 shares of Common Stock, respectively, as restricted stock under the Company’s Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (the “1997 Plan”). In March 2004, the 308,000 shares were issued. The shares issued pursuant to the 1997 Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon authorization of the 308,000 shares pursuant to the 1997 Plan, deferred compensation expenses equivalent to the market value of the shares on the respective dates of grant were charged to stockholders’ equity and are being amortized over the approximate twenty-month to forty month vesting periods. The compensation expense amortized with respect to the restricted shares during the three months ended July 31, 2003 and July 31, 2004 was $291,000 and $352,000, respectively. The compensation expense amortized with respect to the restricted shares during the six months ended July 31, 2003 and July 31, 2004 was $291,000 and $703,000, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Recent Acquisitions

InSite Advertising, Inc.

      On March 26, 2004, Alloy acquired all of the issued and outstanding stock of InSite Advertising, Inc. (“InSite”). InSite is a national indoor media company targeting consumers between the ages of 18-34. OnSite Promotions is the event-marketing and promotions division of InSite which creates customized programs for its clients. The InSite network of out-of-home media assets and the OnSite division further extend Alloy’s reach to the 18-34 demographic through its promotional marketing arm, AMP (Alloy Marketing and Promotions) and its media and marketing division, 360 Youth. To complete the acquisition, Alloy paid approximately $5.1 million in cash, and issued shares of common stock valued at approximately $2.9 million, plus additional future consideration if certain financial performance targets are met. Out of the initial consideration, approximately $1.2 million in cash plus shares of common stock were placed into escrow to cover certain indemnification obligations of the selling shareholders. Also, pursuant to the agreement, certain selling shareholders exercised their right to place a portion of the shares issued to them into a share revaluation escrow, all of which were released in July 2004 to those certain selling shareholders, with the exception of 31,162 shares which were returned to Alloy. As of July 31, 2004, the total cash paid including acquisition costs, net of cash acquired, approximated $5.1 million. The total cost of this acquisition, net of cash acquired and including acquisition costs, is estimated to be $7.8 million. Alloy has recorded approximately $5.6 million of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy has preliminarily identified specific intangible assets consisting of customer relationships valued at $1.1 million and non-competition agreements valued at $800,000.

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

      On July 23, 2003, Alloy issued and sold $65.0 million aggregate principal amount of 20-Year Convertible Senior Debentures due August 1, 2023 (the “Debentures”) in the 144A private placement market. Lehman Brothers, Inc., CIBC World Market Corp., J.P. Morgan Securities Inc., and S.G. Cowen Securities Corporation were the initial purchasers (the “Initial Purchasers”) of the Debentures. The Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually. The Debentures are convertible prior to maturity, under certain circumstances, unless previously redeemed, at the option of the holders into shares of Alloy’s common stock at a conversion price of approximately $8.375 per share, subject to certain adjustments. The calculation of diluted loss per share for fiscal 2003 excluded the conversion of these securities as to include them in the calculation would be anti-dilutive. The Debentures are Alloy’s general unsecured obligations and will be equal in right of payment to its existing and future senior unsecured indebtedness; and are senior in right of payment to all of its future subordinated debt. Alloy may not redeem the Debentures until August 1, 2008. On August 20, 2003, Alloy issued and sold an additional $4.3 million aggregate principal amount of the Debentures to the Initial Purchasers pursuant to the exercise of an over-allotment option granted to the Initial Purchasers in the original purchase agreement. Alloy used a significant portion of the net proceeds from this offering for the acquisition of dELiA*s and intends to use the remaining portion for future acquisitions, working capital, capital expenditures and general corporate purposes.

      On February 17, 2004, Alloy approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of September 8, 2004, none of the Debentures have been repurchased.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Mortgage Note Payable

      In fiscal 1999, dELiA*s entered into a mortgage loan agreement related to the purchase of a distribution facility in Hanover, Pennsylvania. On April 19, 2004, dELiA*s entered into a Mortgage Note Modification Agreement (the “Modification Agreement”) extending the term of the Mortgage Note for five years with a fifteen-year amortization schedule and an Amendment to Construction Loan Agreement (the “Amended Loan Agreement”). The modified loan bears interest at LIBOR plus 225 basis points. Alloy guaranteed the modified loan and is subject to a quarterly financial covenant to maintain a funds flow coverage ratio with which Alloy was not in compliance as of the quarter ended July 31, 2004. The lender waived any default for non-compliance for the quarter ended July 31, 2004. On September 3, 2004, the Amended Loan Agreement was amended to modify the quarterly financial covenant. Alloy is now in compliance with the modified covenant. The mortgage loan is secured by the distribution facility and related property.

15.	Accrued Expenses and Other Current Liabilities

      As of January 31, 2004 and July 31, 2004, accrued expenses and other current liabilities consist of the following:

	January 31, 2004	July 31, 2004

	(Amounts in thousands)
Accrued acquisition costs	$3,417	$6,085
Accrued sales tax	4,306	4,738
Credits due to customers	5,754	5,748
Other	23,364	18,967

	$36,841	$35,538

16.	Credit Facility

      dELiA*s has a credit agreement with Wells Fargo Retail Finance LLC (the “Wells Fargo Credit Agreement”). The Wells Fargo Credit Agreement consists of a revolving line of credit that permits dELiA*s to borrow up to $20 million. Until October 31, 2004, dELiA*s retains the right to request an increase of the limit to $25 million which the lender has the right to approve in its sole discretion. The credit line is secured by dELiA*s’ assets and borrowing availability fluctuates depending on dELiA*s’ levels of inventory and certain receivables. The Wells Fargo Credit Agreement contains certain covenants and default provisions, including a limitation on dELiA*s’ capital expenditures. At dELiA*s’ option, borrowings under this facility bear interest at Wells Fargo Bank’s prime rate plus 25 basis points or at LIBOR plus 250 basis points, but at no time will the rate be less than 4.25%. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the Wells Fargo Credit Agreement. The facility matures in April 2006. The credit facility is considered a current liability because the lender has access to dELiA*s lockbox facility and the Wells Fargo Credit Agreement contains a subjective acceleration clause. In addition, the Wells Fargo Credit Agreement contains a change of control event, which was triggered when Alloy purchased dELiA*s and allowed the lender to call the loan at any time. The lender has waived any default caused in connection with Alloy’s acquisition of dELiA*s. As of July 31, 2004, there was a $2.2 million credit facility balance, the outstanding documentary letters of credit were $123,000, the standby letters of credit were $2.9 million, and unused available credit was $1.3 million.

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

Executive Summary and Outlook for Fiscal Year 2004

      During the first half of fiscal 2004, we made substantial progress in building a teen-focused merchandising business with a strong consumer connection through targeted direct marketing activities, complemented by a retail store presence. We ceased the operations of our Girlfriends LA and Old Glory catalog businesses, enabling us to remain focused with dELiA*s and Alloy on the teen girl market and with CCS and Dan’s Comp on the teen boy market. We relocated the fulfillment and call center activities for the Alloy and CCS catalogs from a third-party to more efficient Company-owned facilities. A number of key management changes and additions have been made in strategic areas to establish the creative, buying and planning teams necessary to execute the successful selection and presentation of youth-focused merchandise to gain target consumer acceptance. We closed six dELiA*s retail stores during the first half of fiscal 2004, and continue to evaluate the remaining underperforming locations to rationalize the store portfolio and drive improved financial performance in our retail stores segment. We continue to believe that the synergies we expect to result from combining our direct marketing operations with those of dELiA*s, leveraging our combined scale, selling across our combined databases while controlling overall catalog circulation, and consolidating fulfillment operations in dELiA*s’ Hanover, Pennsylvania warehouse and Westerville, Ohio contact center should increase in the second half of fiscal 2004.

      We continue to review expansion of our sponsorship and other businesses. In March 2004 we acquired InSite Advertising Inc., a national indoor media company, to further extend our marketing reach to include the 18-34 year old demographic. In addition, during the second quarter of fiscal 2004, 360 Youth, our youth media and marketing arm, entered into an arrangement with Regal CineMedia CorporationSM (“RCM”), the media subsidiary of Regal Entertainment Group (“REG”), the largest theatre operator in the world, to establish a multi-faceted, targeted marketing channel throughout REG’s theatre circuit. The REG theatre network extends our advertising reach to over 300 million annual theatergoer visits, and marks our further expansion from our youth market foundation into the young adult market. In addition, we plan to remain focused on our previously announced efforts to separate our sponsorship and merchandising businesses at an opportune time in the foreseeable future.

Change in Chief Financial Officer; Addition of Directors

      On August 5, 2004, James K. Johnson Jr., Alloy’s Chief Operating Officer, also assumed the role of Chief Financial Officer. Samuel A. Gradess, our former Chief Financial Officer, remains with us as Executive Vice President responsible for major financial projects (such as a potential spin-off of our merchandise business) and continues as a director. Anthony Fiore was elected to our Board of Directors in June 2004 to fill the vacancy created when David Yarnell resigned from the Board in January 2004. In addition, in August 2004, the Board elected Jeffrey Hollender, the Chief Executive Officer of Seventh Generation, Inc. to the Board of Directors to fill a newly created director’s seat.

Results of Operations

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

Three Months Ended July 31, 2003 Compared with Three Months Ended July 31, 2004

Consolidated Results of Operations

      The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

	Three Months
	Ended July 31,

	2003	2004

Direct marketing revenues	37.3%	32.8%
Retail store revenues	—	17.7
Sponsorship and other revenues	62.7	49.5

Total revenues	100.0	100.0
Cost of revenues	51.1	51.3

Gross profit	48.9	48.7
Operating expenses:
Selling and marketing	39.5	43.0
General and administrative	7.8	14.2
Amortization of intangible assets	2.3	1.9
Restructuring charge	—	0.2

Total operating expenses	49.6	59.3
Loss from operations	(0.7)	(10.6)
Write-off of minority investment	—	(0.9)
Interest and other income (expense), net	0.0	(1.3)
Provision for income tax benefit (expense)	0.3	(0.1)

Net loss	(0.4)%	(12.9)%

Segment Results of Operations

      The tables below present our revenues and operating income (loss) by segment for each of the three months ended July 31, 2003 and 2004 (dollars in thousands):

	Three Months Ended
	July 31,		Percent
			Change 2003
	2003	2004	vs 2004

Net Revenues:
Direct marketing	$30,028	$28,389	(5.5)%
Retail stores	—	15,313	NM
Sponsorship and other	50,473	42,863	(15.1)

Total Net Revenues	$80,501	$86,565	7.5%

Operating Income (Loss):
Direct marketing	$(2,030)	(1,766)	(13.0)%
Retail stores	—	(1,668)	NM
Sponsorship and other	7,009	2,949	(57.9)
Corporate	(5,545)	(8,731)	57.5

Total Operating Loss	$(566)	$(9,216)	1,528.3%

NM — Not meaningful

     Revenues

      Total Revenues. Total revenues increased 7.5% to $86.6 million in the three months ended July 31, 2004 from $80.5 million in the three months ended July 31, 2003.

      Direct Marketing Revenues. Net direct marketing revenues decreased 5.5% from $30.0 million in the three months ended July 31, 2003 to $28.4 million in the three months ended July 31, 2004. The decrease in direct marketing revenues for the second quarter of the fiscal year ending January 31, 2005 (“fiscal 2004”) versus the second quarter of the fiscal year ending January 31, 2004 (“fiscal 2003”) was due primarily to the decreased sales from our Alloy, Girlfriends LA, Old Glory, CCS and Dan’s Comp brands. We ceased the catalog operations of our Girlfriends LA and Old Glory brands during the first quarter of fiscal 2004. The decrease in revenues in our Alloy, CCS and Dan’s Comp brands resulted primarily from a planned decline in the number of catalog pages circulated to prospects outside our database and to non-buyers inside our database. In addition, we experienced lower customer response and lower sales productivity in the Alloy title. This decrease was partially offset by the direct marketing revenues generated by our dELiA*s brand which we acquired in September 2003.

      Retail Stores Revenues. Retail stores revenues totaled $15.3 million for the three months ended July 31, 2004. The retail stores revenue was generated from 59 dELiA*s retail stores that were open for all or some portion of the second quarter of fiscal 2004. During the second quarter of fiscal 2004, we closed three retail stores. As of July 31, 2004, we operated 56 dELiA*s retail stores.

      Sponsorship and Other Revenues. Sponsorship and other revenues decreased 15.1% from $50.5 million in the second quarter of fiscal 2003 to $42.9 million in the second quarter of fiscal 2004. The decrease in sponsorship and other revenues in the second quarter of fiscal 2004 as compared with the second quarter of fiscal 2003 is primarily due to a decrease in revenue generated from our promotional programs, newspaper advertising placement and specialty direct marketing businesses. This decrease was partially offset by the sponsorship and other revenues generated by InSite which we acquired in March 2004.

     Cost of Revenues

      Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse and retail stores, together with the direct costs attributable to the sponsorship and advertising programs we provide and the marketing publications we produce. Our cost of revenues increased 8.0% from $41.1 million in the three months ended July 31, 2003 to $44.4 million in the three months ended July 31, 2004. The increase in cost of revenues in the second quarter of fiscal 2004 as compared with the second quarter of fiscal 2003 was due primarily to the additional cost of merchandise sold by our dELiA*s operations (acquired in September 2003), and cost of revenues from InSite (acquired in March 2004), offset partially by decreases in cost of goods sold related to the revenue declines of the Alloy, CCS and Dan’s Comp direct marketing brands, the wind-down of our Girlfriends LA and Old Glory brands, and lower revenues in our specialty direct marketing business.

      Our gross profit as a percentage of total revenues decreased slightly from 48.9% in the three months ended July 31, 2003 to 48.7% in the three months ended July 31, 2004. Gross profit percentages may fluctuate significantly in future periods due primarily to the changing revenue contributions of our different sponsorship segment activities.

     Total Operating Expenses

      Selling and Marketing. Selling and marketing expenses consist primarily of our catalog production and mailing costs; our call centers and fulfillment operations expenses; dELiA*s retail store costs; freight costs to deliver goods to our merchandise customers; compensation of our sales and marketing personnel; marketing costs; and information technology expenses related to the maintenance and marketing of our websites and support for our advertising sales activities. These expenses increased from $31.8 million in the three months ended July 31, 2003 to $37.3 million in the three months ended July 31, 2004. As a percentage of total revenues, our selling and marketing expenses increased from 39.5% in the second quarter of fiscal 2003 to 43.0% in the second quarter of fiscal 2004. The increase in selling and marketing expense is primarily due to the inclusion of dELiA*s selling and marketing expenses (acquired in September 2003) and the inclusion of InSite’s selling and marketing expenses (acquired in May 2003) partially offset by decreases in the direct marketing segment selling and marketing expenses resulting from reduced catalog circulation and lower fulfillment costs.

      General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from $6.3 million in the three months ended July 31, 2003 to $12.2 million in the three months ended July 31, 2004. As a percentage of total revenues, our general and administrative expenses increased from 7.8% in the second quarter of fiscal 2003 to 14.2% in the second quarter of fiscal 2004. The increase in general and administrative expenses was attributable primarily to the addition of dELiA*s expenses; executive additions to manage our merchandise operations; and increased expenses such as legal, accounting and other professional fees, insurance premiums, occupancy costs due to office expansions, and telecommunications costs.

      Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.7 million in the three months ended July 31, 2004 as compared with $1.9 million in the three months ended July 31, 2003. The decrease in amortization expense resulted from certain identified intangible assets becoming fully amortized during the fourth quarter of fiscal 2003 and the impairment of certain identified intangible assets during the fourth quarter of fiscal 2003, offset partially by our acquisition activities during the last twelve months and the associated allocation of purchase price to identified intangible assets and its subsequent amortization. All of our acquisitions have been accounted for under the purchase method of accounting.

      Restructuring Charge. We recognized a $192,000 restructuring charge for the three months ended July 31, 2004 in accordance with SFAS No. 146. The restructuring charge is comprised of severance costs and the write-off of leasehold improvements related to the relocation of our MPM operations to the New York office. We did not recognize a restructuring charge for the three months ended July 31, 2003. We will continue to review our operations to determine the necessity of our facilities, equipment, and personnel.

     Loss from Operations

      Loss from Operations. Our loss from operations was $9.2 million in the second quarter of fiscal 2004 while our loss from operations was $566,000 in the second quarter of fiscal 2003. The increase in operating loss is primarily due to the loss generated by the dELiA*s business that we acquired in September 2003, a decrease in operating income from our sponsorship and other operations, and increased corporate expenses.

      Direct Marketing Loss from Operations. Our loss from direct marketing operations was $1.8 million in the second quarter of fiscal 2004 while our loss from direct marketing operations was $2.0 million in the second quarter of fiscal 2003. The decrease in direct marketing operating loss resulted primarily from cost savings which resulted from consolidating our fulfillment operations to dELiA*s’ Hanover, Pennsylvania warehouse and Westerville, Ohio contact center.

      Retail Stores Loss from Operations. Our loss from retail stores operations was $1.7 million in the second quarter of fiscal 2004. The loss was generated from dELiA*s retail stores.

      Sponsorship and Other Income from Operations. Our income from sponsorship and other operations decreased 57.9% to $2.9 million in the second quarter of fiscal 2004 from $7.0 million in the second quarter of fiscal 2003. This decrease resulted primarily from lower revenues and gross margins in our event marketing and advertising placement activities, along with reduced revenues in our specialty direct marketing business.

      Corporate Expenses. Our corporate expenses were $8.7 million in the second quarter of fiscal 2004 while our corporate expenses were $5.5 in the second quarter of fiscal 2003. The increase in corporate expenses is primarily due to the corporate expenses generated by the dELiA*s business that we acquired in September 2003 and increased accounting and legal fees.

     Interest and Other Income (Expense), Net

      Interest and other income, net of expense, includes income from our cash equivalents and from available-for-sale marketable securities and expenses related to our financing obligations. In the three months ended July 31, 2004, we generated interest income of $78,000 and interest expense primarily related to the Debentures of $1.2 million. In the three months ended July 31, 2003, we generated interest income of $105,000 and interest expense of $108,000 primarily related to the Debentures which were issued in July 2003. The decrease in interest income resulted primarily from lower cash and cash equivalents and available-for-sale marketable securities balances during the quarter ended July 31, 2004 as compared with the quarter ended July 31, 2003.

     Write-off of Minority Investment

      In the three months ended July 31, 2004, we wrote off a $750,000 minority investment in a private company that is having difficulty funding its operations.

     Income Tax (Benefit) Expense

      In the three months ended July 31, 2004, we recorded an income tax expense of $110,000 due to taxable income at the state level generated in the quarter. In the three months ended July 31, 2003 we recorded an income tax benefit of $248,000 due to the federal taxable loss generated in the quarter. Included in the tax benefit is a refund of approximately $36,000 for an amended prior year tax return.

Results of Operations

Six Months Ended July 31, 2003 Compared with Six Months Ended July 31, 2004

Consolidated Results of Operations

      The following table sets forth the statement of operations for the periods indicated as a percentage of revenues:

	Six Months
	Ended July 31,

	2003	2004

Direct marketing revenues	40.0%	33.8%
Retail store revenues	—	16.6
Sponsorship and other revenues	60.0	49.6

Total revenues	100.0	100.0
Cost of revenues	52.8	52.2

Gross profit	47.2	47.8
Operating expenses:
Selling and marketing	38.1	42.0
General and administrative	7.5	14.0
Amortization of intangible assets	2.4	1.8
Restructuring charges	0.3	0.2

Total operating expenses	48.3	58.0
Loss from operations	(1.1)	(10.2)
Write-off of investments	—	(0.4)
Interest and other income (expense), net	0.2	(1.0)
Provision for income tax benefit (expense)	0.4	(0.1)

Net loss	(0.5)%	(11.7)%

Segment Results of Operations

      The tables below present our revenues and operating income (loss) by segment for each of the six months ended July 31, 2003 and 2004 (dollars in thousands):

	Six Months Ended
	July 31,		Percent
			Change 2003
	2003	2004	vs 2004

Net Revenues:
Direct marketing	$59,999	$59,029	(1.6)%
Retail stores	—	28,954	NM
Sponsorship and other	89,946	86,429	(3.9)

Total net revenues	$149,945	$174,412	16.3%

Operating Income (Loss):
Direct marketing	$(3,503)	$(3,166)	(9.7)%
Retail stores	—	(3,944)	NM
Sponsorship and other	12,455	7,080	(43.1)
Corporate	(10,549)	(17,733)	68.1

Total operating loss	$(1,597)	$(17,763)	1,012.3%

NM — Not meaningful

     Revenues

      Total Revenues. Total revenues increased from $149.9 million in the six months ended July 31, 2003 to $174.4 million in the six months ended July 31, 2004.

      Direct Marketing Revenues. Net direct marketing revenues decreased 1.6% from $60.0 million in the six months ended July 31, 2003 to $59.0 million in the six months ended July 31, 2004. The decrease in direct marketing revenues for the first half of fiscal 2004 versus the first half of fiscal 2003 was due primarily to the decreased sales from our Alloy, Girlfriends LA, Old Glory, CCS and Dan’s Comp brands. We ceased the catalog operations of our Girlfriends LA and Old Glory brands during the first quarter of fiscal 2004. The decrease in revenues in our Alloy, CCS and Dan’s Comp brands resulted primarily from a planned decline in the number of catalog pages circulated to prospects outside our database and to non-buyers inside our database. In addition, we experienced lower customer response and lower sales productivity in the Alloy title. This decrease was partially offset by the direct marketing revenues generated by our dELiA*s brand which we acquired in September 2003.

      Retail Stores Revenues. Retail stores revenues totaled $29.0 million for the six months ended July 31, 2004. The retail stores revenue was generated from the 62 dELiA*s retail stores that were open for all or some portion of the six months ended July 31, 2004. During the first half of fiscal 2004, we closed six retail stores. At July 31, 2004, we operated 56 dELiA*s retail stores.

      Sponsorship and Other Revenues. Sponsorship and other revenues decreased to $86.4 million in the first half of fiscal 2004 from $89.9 million in the first half of fiscal 2003. The decrease in sponsorship and other revenues in the first half of fiscal 2004 as compared with the first half of fiscal 2003 is primarily due to a decrease in revenue generated from our event marketing and promotional programs and newspaper advertising placement business. This decrease was partially offset by the sponsorship and other revenues generated by InSite, which we acquired in March 2004, and OCM which we acquired in May 2003.

     Cost of Revenues

      Our cost of revenues increased from $79.1 million in the six months ended July 31, 2003 to $91.0 million in the six months ended July 31, 2004, a 15.1% increase. The increase in cost of goods sold in the first half of fiscal 2004 as compared with the first half of fiscal 2003 was due primarily to the additional cost of merchandise sold by our dELiA*s operations (acquired in September 2003) and OCM (acquired in May 2003), and cost of revenues from Insite (acquired in March 2004), offset partially by decreases in cost of goods sold related to the revenue declines of the Alloy, CCS and Dan’s Comp direct marketing brands and the wind-down of our Girlfriends LA and Old Glory brands.

      Our gross profit as a percentage of total revenues increased from 47.2% in the six months ended July 31, 2003 to 47.8% in the six months ended July 31, 2004. This increase was due primarily to the increased percentage of direct marketing and retail stores segment revenue as a percentage of total revenues in the first half of fiscal 2004. Gross profit percentages may fluctuate significantly in future periods due primarily to the changing revenue contributions of our different sponsorship segment activities.

Total Operating Expenses

      Selling and Marketing. Selling and marketing expenses increased from $57.2 million in the six months ended July 31, 2003 to $73.3 million in the six months ended July 31, 2004. As a percentage of total revenues, our selling and marketing expenses increased from 38.1% in the first half of fiscal 2003 to 42.0% in the first half of fiscal 2004. The increase in selling and marketing expense is primarily due to the inclusion of dELiA*s selling and marketing expenses (acquired in September 2003) and the inclusion of OCM’s selling and marketing expenses (acquired in May 2003) partially offset by decreases in the direct marketing segment selling and marketing expenses resulting from reduced catalog circulation and lower fulfillment costs.

      General and Administrative. General and administrative expenses increased 117.1% from $11.2 million in the six months ended July 31, 2003 to $24.4 million in the six months ended July 31, 2004. As a percentage of total revenues, our general and administrative expenses increased from 7.5% in the first half of fiscal 2003 to

14.0% in the first half of fiscal 2004. The increase in general and administrative expenses was attributable primarily to the addition of dELiA*s expenses; executive additions to manage our merchandise operations; and increased expenses such as legal, accounting and other professional fees, insurance premiums, occupancy costs due to office expansions, and telecommunications costs.

      Amortization of Intangible Assets. Amortization of intangible assets was approximately $3.2 million in the six months ended July 31, 2004 as compared with $3.7 million in the six months ended July 31, 2003. The decrease in amortization expense resulted from certain identified intangible assets becoming fully amortized during the fourth quarter of fiscal 2003 and the impairment of certain identified intangible assets during the fourth quarter of fiscal 2003, offset partially by our acquisition activities during the last twelve months and the associated allocation of purchase price to identified intangible assets. All of our acquisitions have been accounted for under the purchase method of accounting.

      Restructuring Charges. The $318,000 restructuring charge for the six months ended July 31, 2004 is comprised of severance costs and the write-off of leasehold improvements related to the relocation of our MPM operations to the New York office. During the first quarter of fiscal 2003, we wrote off an abandoned facility lease and equipment no longer required in our direct marketing operations when we determined that we could not sublet the space due to the soft real estate market conditions. As a result, and in accordance with SFAS No. 146, we took a first quarter charge of $380,000 representing the future contractual lease payments, severance and personnel costs, and the write-off of leasehold improvements. We will continue to review our operations to determine the necessity of our facilities, equipment, and personnel.

Loss from Operations

      Loss from Operations. Our loss from operations was $17.8 million in the first half of fiscal 2004 while our loss from operations was $1.6 million in the first half of fiscal 2003. The increase in operating loss is primarily due to the loss generated by the dELiA*s business that we acquired in September 2003, a decrease in operating income from our sponsorship and other operations, and increased corporate expenses.

      Direct Marketing Loss from Operations. Our loss from direct marketing operations decreased 9.7% to $3.2 million in the first half of fiscal 2004 from $3.5 million in the first half of fiscal 2003. The lower direct marketing operating loss resulted primarily from cost savings which resulted from consolidating our fulfillment operations to dELiA*s’ Hanover, Pennsylvania warehouse and Westerville, Ohio contact center.

      Retail Stores Loss from Operations. Our loss from retail stores operations was $3.9 million in the first half of fiscal 2004. The loss was generated from dELiA*s retail stores.

      Sponsorship and Other Income from Operations. Our income from sponsorship and other operations decreased 43.1% to $7.1 million in the first half of fiscal 2004 from $12.5 million in the first half of fiscal 2003. This decrease resulted primarily from lower revenues and gross margins in our event marketing and advertising placement activities, along with reduced revenues in our specialty direct marketing business and lower OCM revenues and operating income in the second quarter of fiscal 2004, plus a seasonal loss in the first quarter of fiscal 2004. (We did not own OCM in the first quarter of fiscal 2003).

      Corporate Expenses. Our corporate expenses were $17.7 million in the first half of fiscal 2004 while our corporate expenses were $10.5 in the first half of fiscal 2003. The increase in corporate expenses is primarily due to the corporate expenses generated by the dELiA*s business that we acquired in September 2003 and increased accounting and legal fees.

Interest and Other Income (Expense), Net

      In the six months ended July 31, 2004, we generated interest income of $198,000 and interest expense of $2.4 million primarily related to the Debentures. In the six months ended July 31, 2003, we generated interest income of $396,000 and interest expense of $112,000 primarily related to the Debentures, which were issued in July 2003. The decrease in interest income resulted primarily from the lower cash and cash equivalents and available-for-sale marketable securities balances during the six months ended July 31, 2004 as compared with the six months ended July 31, 2003.

Write-off of Minority Investments

      In the three months ended July 31, 2004, we wrote off a $750,000 minority investment in a private company that is having difficulty funding its operations.

Income Tax (Benefit) Expense

      In the six months ended July 31, 2004, we recorded an income tax expense of $120,000 due to taxable income at the state level generated in the first half of fiscal 2004. In the six months ended July 31, 2003 we recorded an income tax benefit of $606,000 due to the federal taxable loss generated in the first half of fiscal 2003. Included in the tax benefit is a refund of approximately $36,000 for an amended prior year tax return.

Liquidity and Capital Resources

      We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2002 and for the six months ended July 31, 2004. At July 31, 2004, we had approximately $23.1 million of unrestricted cash, cash equivalents and short-term investments along with $2.1 million of marketable securities classified as non-current assets due to their stated maturities and our intention to hold them for more than one year. Our principal commitments at July 31, 2004 consisted of the Debentures, Mortgage Note on Hanover facility, accounts payable, bank loans, accrued expenses, and obligations under operating and capital leases.

      Net cash used in operating activities was $19.0 million in the first half of fiscal 2004 compared with net cash provided by operating activities of $2.1 million in the first half of fiscal 2003. The decline was primarily due to the net loss and working capital changes, partially offset by a higher level of depreciation and amortization.

      Cash provided by investing activities was approximately $2.6 million in the first half of fiscal 2004 compared with cash provided by investing activities of approximately $133,000 in the first half of fiscal 2003. The increase is primarily a result of less acquisition spending in the first six months of fiscal 2004 compared with fiscal 2003, partially offset by lower net proceeds from the sales and maturities of marketable securities and greater capital expenditures.

      Net cash provided by financing activities was $2.2 million in the six months ended July 31, 2004 compared with net cash provided by financing activities of $55.2 million in the six months ended July 31, 2003. The cash provided by financing activities in the six months ended July 31, 2004 was due primarily to net borrowings under credit agreements. The cash provided by financing activities in the six months ended July 31, 2003 was due primarily to net proceeds of $62.8 million received from the issuance of the Debentures in the private placement market offset primarily by the repurchase of 600,000 shares of our common stock and the payment of a $5.0 million outstanding credit facility assumed in connection with our acquisition of the On Campus Marketing business.

      Our liquidity position as of July 31, 2004 consisted of $23.1 million of unrestricted cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures for at least the next 24 months, excluding the impact of any potential, as yet unannounced acquisitions. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

      On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We have repurchased 600,000 shares for approximately $3.0 million under this plan through September 8, 2004. All 600,000 shares were repurchased during the three months ended April 30, 2003.

      On February 17, 2004, we approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of September 8, 2004, none of the Debentures have been repurchased.

Critical Accounting Policies and Estimates

      During the first six months of fiscal 2004, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, for additional information relating to the Company’s use of estimates and other critical accounting policies.

Effect of New Accounting Standards

      We have described the impact anticipated from the adoption of certain new accounting pronouncements effective in fiscal 2003 and the first half of fiscal 2004 in Note 7 to the consolidated financial statements.

Off-Balance Sheet Arrangements

      We enter into letters of credit to facilitate the international purchase of merchandise. Standby letters of credit are required to secure certain obligations. This credit facility is described fully in Note 16 to the consolidated financial statements. We do not maintain any other off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      As of July 31, 2004, we held a portfolio of $12.1 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

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

      On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our common stock between May 14, 1999 and December 6, 2000 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934 (the “’34 Act”) and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, plaintiff filed an amended complaint against us, the individual defendants and the underwriters of our initial public offering. The amended complaint asserts violations of Section 10(b) of the ’34 Act and mirrors allegations asserted against scores of other issuers sued by plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson have been dismissed from the litigation without prejudice. In accordance with the court’s case management instructions, we joined in a global motion to dismiss the amended complaints, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to us, the District Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Accordingly, the remaining claim against us will focus solely on whether the registration statement filed in connection with our initial public offering contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statement therein not misleading. Although we have not retained a damages expert at this time, the dismissal of the Section 10(b) claim likely will reduce the potential damages that plaintiffs can claim. Management believes that the remaining allegations against us are without merit. We and the individual defendants have retained Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC in connection with this matter. We participated in the court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. To this end, a memorandum of understanding setting forth the proposed terms of a settlement was signed by counsel to several issuers, including our counsel, which is not binding upon us. In a press release dated June 26, 2004, plaintiffs’ counsel announced that the memorandum of understanding had been signed, and that the process of obtaining the approval of all parties to the settlement was underway. We are participating in that process. Any definitive settlement, however, will require final approval by the court after notice to all class members and a fairness hearing.

      On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly were filed on behalf of persons who purchased our common stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of the ’34 Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by us to the market between August 1, 2002 and January 23, 2003. At a conference held on May 30, 2003, the court consolidated the actions described above. On August 5, 2003, Plaintiffs filed a consolidated class action complaint (the “Consolidated Complaint”) naming the same defendants, which supersedes the initial complaint. Relying in part on information allegedly obtained from former employees, the Consolidated Complaint alleges, among other things, misrepresentations of our business and financial condition and the results of operations during the period from March 16, 2001 through January 23, 2003 (the “class period”), which artificially inflated the price of our stock, including without limitation, improper acceleration of revenue, misrepresentation of expense treatment, failure to properly account for and disclose consignment transactions, and improper deferral of expense recognition. The Consolidated Complaint further alleges that during the class period the individual defendants and the Company sold stock and completed acquisitions using our stock. The parties have entered into a stipulation providing for the settlement of the claims against all defendants including the Company, for $6.75 million. That amount, which was paid by the Company’s insurers, is being held in escrow pending a hearing on the fairness of the proposed settlement, scheduled to take place on November 4, 2004.

We expect that the stipulation and proposed settlement will be approved by the District Court at that time, after which the class action litigation will be dismissed with prejudice.

      dELiA*s was a party to a purported class action litigation, which originally was filed in two separate complaints in Federal District Court for the Southern District of New York in 1999 against dELiA*s Inc. and certain of its officers and directors. These complaints were consolidated. The consolidated complaint alleges, among other things, that the defendants violated Rule 10b-5 under the ’34 Act by making material misstatements and by failing to disclose certain allegedly material information regarding trends in the business during part of 1998. The settlement, which was approved by the Court in April, 2004, became effective on August 23, 2004. The entire settlement amount was covered by dELiA*s’ insurance carrier.

      On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s alleged failure to collect and remit use tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. dELiA*s has retained the law firm of Katten Muchin Zavis Rosenman in connection with this matter. On June 15, 2004 dELiA*s filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Management believes the proceedings are without merit and intends to defend the action vigorously.

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

     Change in Chief Financial Officer; Additional Directors

      On August 5, 2004, James K. Johnson Jr., the Company’s Chief Operating Officer, also assumed the role of Chief Financial Officer. Samuel A. Gradess, the Company’s former Chief Financial Officer, remains with the Company as Executive Vice President responsible for major financial projects and continues as a director. Anthony Fiore was elected to our Board of Directors in June 2004 to fill the vacancy created when David Yarnell resigned from the Board in January 2004. In addition, in August 2004, the Board elected Jeffrey Hollender, the Chief Executive Officer of Seventh Generation, Inc. to fill a newly created director’s seat.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).
3.4	Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).
3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).
3.6	Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
4.2	Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).
4.3	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).
4.4	Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the purchasers of Alloy’s Series B Preferred Stock (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001).
4.5	Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
4.6	Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).
4.7	Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
4.8	Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).
4.9	Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated September 9, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32	.2*	Certification of James K. Johnson, Jr., Chief Financial Officer, dated September 9, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

      (b) Reports on Form 8-K.

      During the fiscal quarter ended July 31, 2004, we filed the following Current Reports on Form 8-K:

1) On May 3, 2004, we filed a Current Report on Form 8-K to report under Item 5 (Other Events) a press release (attached as Exhibit 99.1) to announce that we were unable to file our Form 10-K by the extended deadline of April 30, 2004 because our annual financial statements for our fiscal year ended January 31, 2004 and our independent auditor’s audit of such financial statements were not yet complete.

2) On May 14, 2004, we filed a Current Report on Form 8-K to report under Item 5 (Other Events) a press release (attached as Exhibit 99.1) to announce our receipt of an automatic delisting notice from NASDAQ due to our late Form 10-K filing; and a press release (attached as Exhibit 99.2) to announce the additional delay of our anticipated Form 10-K filing because of the incompletion of KPMG’s audit procedures which was due, in part, to a death in the immediate family of a critical KPMG audit team member.

3) On June 2, 2004, we filed a Current Report on Form 8-K to report under Item 4 (Changes in Registrant’s Certifying Public Accountants) our immediate dismissal of KPMG LLP and our engagement of BDO Seidman, LLP as our independent auditor for the fiscal year ending January 31, 2005, effective as of May 28, 2004.

4) On June 7, 2004, we filed a Current Report on Form 8-K to report under Item 7 (Exhibits), Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), a press release (attached as Exhibit 99.1) regarding our first fiscal quarter financial results for the fiscal year ending January 31, 2005.

5) On June 9, 2004, we filed a Current Report on Form 8-K/ A (Amendment No. 1) to amend and restate in its entirety the Form 8-K filed on June 2, 2004 and to report under Item 7 (Exhibits), a letter from KPMG LLP to the Securities and Exchange Commission dated June 7, 2004 (attached as Exhibit 16.1).

6) On June 30, 2004, we filed a Current Report on Form 8-K to report under Item 5 (Other Events) a Memorandum of Understanding (attached as Exhibit 99.1) relating to the proposed settlement in the putative class action entitled In Re Alloy, Inc. Securities Litigation, 03 CV 1597 (WHP) that was filed against Alloy and certain of its directors in the United States District Court for the Southern District of New York in March, 2003; and a letter agreement (attached as Exhibit 99.2) relating to the proposed settlement in the related derivative action entitled Yeung Chan v. Diamond, et al., 03 Civ. 8494 (S.D.N.Y.) (WHP) that was filed in the United States District Court for the Southern District of New York against the then directors of Alloy in October, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ JAMES K. JOHNSON, JR.

James K. Johnson, Jr.
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: September 9, 2004

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).
3.4	Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).
3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).
3.6	Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
4.2	Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).
4.3	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).
4.4	Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the purchasers of Alloy’s Series B Preferred Stock (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001).
4.5	Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
4.6	Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).
4.7	Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
4.8	Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).
4.9	Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated September 9, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32	.2*	Certification of James K. Johnson, Jr., Chief Financial Officer, dated September 9, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith