Form 10-Q
period 2004-10-31
ALLOY  INC
filed 2004-12-10
CIK 1080359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-26023

Alloy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3310676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 West 26th Street, 11th floor, New York, NY (Address of Principal Executive Offices)	10001 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of December 3, 2004, the registrant had 43,044,616 shares of common stock, $.01 par value per share, outstanding.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2004	2004

		(Unaudited)

	(Amounts in thousands
	except share and
	per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,273	$11,636
Restricted cash	3,270	—
Marketable securities available-for-sale	19,014	6,537
Accounts receivable, net	31,492	48,328
Inventories, net	29,021	42,907
Prepaid catalog costs	2,028	4,960
Other current assets	3,813	5,906

TOTAL CURRENT ASSETS	115,911	120,274
Marketable securities available-for-sale	5,585	1,016
Property and equipment, net	27,234	25,153
Goodwill, net	274,796	277,615
Intangible and other assets, net	25,865	22,192

TOTAL ASSETS	$449,391	$446,250

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,740	$34,403
Deferred revenues	15,124	20,711
Current portion of mortgage note payable	2,914	168
Bank loan payable	—	7,394
Accrued expenses and other current liabilities	36,841	27,349

TOTAL CURRENT LIABILITIES	83,619	90,025
Long-term liabilities	743	2,427
Mortgage note payable	—	2,655
Senior Convertible Debentures Due 2023	69,300	69,300
Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable on June 19, 2005; 1,340 shares issued and outstanding	14,434	15,634
STOCKHOLDERS’ EQUITY:
Common Stock; $.01 par value; 200,000,000 shares authorized; 42,701,767 and 43,682,303 shares issued, respectively	427	437
Additional paid-in capital	412,594	415,284
Accumulated deficit	(127,170)	(145,602)
Deferred compensation	(1,411)	(587)
Accumulated other comprehensive loss	(30)	(39)
Common stock held in treasury, at cost; 608,275 and 639,437 shares, respectively	(3,115)	(3,284)

TOTAL STOCKHOLDERS’ EQUITY	281,295	266,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$449,391	$446,250

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	October 31,

	2003	2004

	(Unaudited)
	(Amounts in thousands except
	share and per share data)
Net revenues:
Direct marketing revenues	$38,585	$36,734
Retail stores revenues	9,973	17,315
Sponsorship and other revenues	57,193	55,954

Total net revenues	105,751	110,003

Cost of revenues:
Cost of goods sold	25,868	28,612
Cost of sponsorship and other revenues	26,605	28,218

Total cost of revenues	52,473	56,830

Gross profit	53,278	53,173

Operating expenses:
Selling and marketing	41,290	38,361
General and administrative	9,859	9,845
Amortization of intangible assets	2,083	1,724
Restructuring charges	351	29

Total operating expenses	53,583	49,959

(Loss) income from operations	(305)	3,214
Interest income	215	74
Interest expense	(1,185)	(1,312)

(Loss) income before income taxes	(1,275)	1,976
Provision for income tax expense	5,543	10

Net (loss) income	$(6,818)	$1,966
Preferred stock dividends and accretion	393	405

Net (loss) income attributable to common stockholders	$(7,211)	$1,561

Basic and diluted (loss) earnings per share of common stock:
Basic (loss) earnings attributable to common stockholders per share	$(0.17)	$0.04

Diluted (loss) earnings attributable to common stockholders per share	$(0.17)	$0.04

Weighted average basic common shares outstanding	41,405,485	42,951,223

Weighted average diluted common shares outstanding	41,405,485	43,044,459

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months
	Ended October 31,

	2003	2004

	(Unaudited)

	(Amounts in thousands)
Net (loss) income	$(6,818)	$1,966
Other comprehensive (loss) gain net of tax:
Net unrealized (loss) gain on available-for-sale securities	(35)	23

Comprehensive (loss) income	$(6,853)	$1,989

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	October 31,

	2003	2004

	(Unaudited)
	(Amounts in thousands except
	share and per share data)
Net revenues:
Direct marketing revenues	$98,584	$95,763
Retail stores revenues	9,973	46,269
Sponsorship and other revenues	147,140	142,383

Total net revenues	255,697	284,415

Cost of revenues:
Cost of goods sold	60,705	77,350
Cost of sponsorship and other revenues	70,869	70,527

Total cost of revenues	131,574	147,877

Gross profit	124,123	136,538

Operating expenses:
Selling and marketing	98,157	111,618
General and administrative	21,374	34,209
Amortization of intangible assets	5,763	4,913
Restructuring charges	730	347

Total operating expenses	126,024	151,087

Loss from operations	(1,901)	(14,549)
Interest income	610	272
Interest expense	(1,297)	(3,663)
Write-off of minority investment	—	(750)
Other Income	—	388

Loss before income taxes	(2,588)	(18,302)
Provision for income tax expense	4,938	130

Net loss	$(7,526)	$(18,432)
Preferred stock dividends and accretion	1,548	1,200

Net loss attributable to common stockholders	$(9,074)	$(19,632)

Basic and diluted loss per share of common stock:
Basic loss attributable to common stockholders per share	$(0.22)	$(0.46)

Diluted loss attributable to common stockholders per share	$(0.22)	$(0.46)

Weighted average basic common shares outstanding	40,904,949	42,672,454

Weighted average diluted common shares outstanding	40,904,949	42,672,454

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Nine Months
	Ended October 31,

	2003	2004

	(Unaudited)

	(Amounts in thousands)
Net loss	$(7,526)	$(18,432)
Other comprehensive loss net of tax:
Net unrealized loss on available-for-sale securities	(192)	(9)

Comprehensive loss	$(7,718)	$(18,441)

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended October 31,

	2003	2004

	(Unaudited)
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,526)	$(18,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,121	11,464
Deferred tax expense	5,178	—
Amortization of debt issuance costs	145	384
Write-off of minority investment	—	750
Compensation charge for restricted stock	640	1,073
Compensation charge for the issuance of stock options	9	1
Changes in operating assets and liabilities — net of effect of business acquisitions:
Accounts receivable, net	(2,616)	(16,359)
Inventories, net	1,803	(13,886)
Prepaid catalog costs	(1,413)	(2,932)
Other current assets	(141)	(2,230)
Other assets	(640)	(38)
Accounts payable, accrued expenses and other	(11,089)	8,860

Net cash used in operating activities	(5,529)	(31,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(41,993)	(3,054)
Proceeds from the sales and maturities of marketable securities	40,076	20,091
Capital expenditures	(3,050)	(4,009)
Sale and disposal of capital assets	44	239
Cash paid in connection with acquisitions of businesses, net of cash acquired	(65,188)	(8,121)
Purchase of mailing lists	(29)	(54)
Decrease in restricted cash	—	3,270

Net cash (used in) provided by investing activities	(70,140)	8,362

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of convertible debentures	69,300	—
Net proceeds from credit facilities	908	7,394
Debt issuance costs	(2,482)	—
Exercise of options and warrants and common stock purchases under the employee stock purchase plan	596	272
Repurchase of common stock	(2,984)	—
Payment on mortgage note	(50)	(91)
Payments of capitalized lease obligations	(372)	(229)

Net cash provided by financing activities	64,916	7,346

NET INCREASE DECREASE IN CASH AND CASH EQUIVALENTS	(10,753)	(15,637)
CASH AND CASH EQUIVALENTS, beginning of period	35,187	27,273

CASH AND CASH EQUIVALENTS, end of period	$24,434	$11,636

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$139	$4,100

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and warrants in connection with acquisitions	$8,317	$3,209

Conversion of Series B Redeemable Convertible Preferred stock into common stock	$3,060	$—

Preferred stock dividends and accretion	$1,548	$1,200

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended October 31, 2004
(Unaudited)
(Amounts in thousands, except share data)

						Accumulated
	Common Stock		Additional			Other	Treasury Stock
			Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Loss	Shares	Amount	Total

Balance January 31, 2004	42,701,767	$427	$412,594	$(127,170)	$(1,411)	$(30)	(608,275)	$(3,115)	$281,295
Issuance of common stock for acquisitions of businesses	560,344	6	3,372	—	—	—	(31,162)	(169)	3,209
Issuance of common stock pursuant to the exercise of options and common stock purchases under the employee stock purchase plan	62,192	1	271	—	—	—	—	—	272
Net loss	—	—	—	(18,432)	—	—	—	—	(18,432)
Issuance of restricted stock	358,000	3	254	—	(257)	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,074	—	—	—	1,074
Adjustment of stock options for terminated employees	—	—	(7)	—	7	—	—	—	—
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(1,200)	—	—	—	—	—	(1,200)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(9)	—	—	(9)

Balance, October 31, 2004	43,682,303	$437	$415,284	$(145,602)	$(587)	$(39)	(639,437)	$(3,284)	$266,209

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended October 31, 2003
(Unaudited)
(Amounts in thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional			Comprehensive	Treasury Stock
			Paid-In	Accumulated	Deferred	Income
	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Shares	Amount	Total

Balance, January 31, 2003	40,082,024	$401	$396,963	$(51,955)	—	$164	(8,275)	$(131)	$345,442
Issuance of common stock for acquisitions of businesses	1,545,947	15	8,302	—	—	—	—	—	8,317
Repurchase of common stock	—	—	—	—	—	—	(600,000)	(2,984)	(2,984)
Cancellation of accrued issuance costs in connection with public and private stock offerings	—	—	102	—	—	—	—	—	102
Issuance of common stock pursuant to the exercise of options and common stock purchases under the employee stock purchase plan	135,539	1	595	—	—	—	—	—	596
Issuance of common stock for conversion of Series B Convertible Preferred Stock	261,505	3	3,057	—	—	—	—	—	3,060
Net loss	—	—	—	(7,526)	—	—	—	—	(7,526)
Issuance of restricted stock	—	—	2,385	—	(2,385)	—	—	—	—
Amortization of restricted stock	—	—	—	—	640	—	—	—	640
Issuance of stock options to employees	—	—	35	—	(35)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	9	—	—	—	9
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(1,548)	—	—	—	—	—	(1,548)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(192)	—	—	(192)

Balance, October 31, 2003	42,025,015	$420	$409,891	$(59,481)	$(1,771)	$(28)	(608,275)	$(3,115)	$345,916

The accompanying Notes are an integral part of these financial statements.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Financial Statement Presentation

      Alloy, Inc. (“Alloy” or the “Company”) is a media, marketing services, direct marketing and retail company primarily targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Alloy’s business integrates direct mail catalogs, retail stores, print media, display media boards, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. Alloy reaches a significant portion of Generation Y consumers through its various media assets, marketing service programs, direct marketing activities and retail stores. As a result, Alloy is able to offer advertisers targeted access to the Generation Y market. Alloy sells third-party branded and private label products in key Generation Y spending categories, including apparel, action sports equipment and accessories, directly to the youth market. Additionally, Alloy’s assets have enabled it to build a comprehensive database that includes information about approximately 28 million Generation Y consumers.

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

      The accompanying unaudited interim consolidated financial statements have been prepared by Alloy. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (losses) and cash flows at October 31, 2004 and for all periods presented have been made. The results of operations for the periods ended October 31, 2003 and October 31, 2004 are not necessarily indicative of the operating results for a full fiscal year. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles (“GAAP”) and normally included in the financial statements have been condensed or omitted. Certain balances in the prior year have been reclassified to conform to the presentation adopted in the current year.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which delayed the required implementation date for variable interest entities until the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated results of operations or financial position.

      On September 30, 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”) reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Effective December 15, 2004, contingently convertible debt instruments (“Co-Cos”) are subject to the if-converted method under FASB Statement No. 128, Earnings Per Share, regardless of the contingent features included in the instrument (contingent price triggers, parity triggers, etc.). Under current practice, issuers of Co-Cos exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the market price or other contingency is met. The provisions of EITF Issue No. 04-8 do not have a material impact on the Company’s operating results or financial condition.

3.	Recent Acquisitions

InSite Advertising, Inc.

      On March 26, 2004, Alloy acquired all of the issued and outstanding stock of InSite Advertising, Inc. (“InSite”). InSite is a national indoor media company targeting consumers between the ages of 18-34. OnSite Promotions is the event-marketing and promotions division of InSite, which creates customized programs for its clients. The InSite network of out-of-home media assets and the OnSite division further extend Alloy’s reach to the 18-34 demographic through its promotional marketing arm, AMP (Alloy Marketing and Promotions), and its media and marketing division, 360 Youth. To complete the acquisition, Alloy paid approximately $5.1 million in cash, and issued shares of common stock valued at approximately $2.9 million, plus additional future consideration if certain financial performance targets are met. Out of the initial consideration, approximately $1.2 million in cash plus shares of common stock were placed into escrow to cover certain indemnification obligations of the selling shareholders. Also, pursuant to the agreement, certain selling shareholders exercised their right to place a portion of the shares issued to them into a share revaluation escrow, all of which were released in July 2004 to those certain selling shareholders, with the exception of 31,162 shares which were returned to Alloy and placed in treasury stock. As of October 31, 2004, the total cash paid including acquisition costs, net of cash acquired, approximated $5.2 million. The total cost of this acquisition, net of cash acquired and including acquisition costs, is estimated to be $8.0 million. Alloy has recorded approximately $5.7 million of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy has preliminarily identified specific intangible assets consisting of customer relationships valued at $1.1 million and non-competition agreements valued at $800,000.

      The operations of this acquisition have been included in Alloy’s financial statements since the date of the acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy’s management based on available information and on assumptions as to future operations. The allocations of the purchase price are subject to revision based on the final determination of appraised and other fair values and the resolution of pre-acquisition contingencies. The impact of the InSite acquisition is not considered to be material to Alloy’s results of operations.

4.	Stock-Based Employee Compensation Cost

      The Company accounts for its stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the then current market price of the underlying stock exceeds the exercise price. The Company discloses the pro forma effect on net income (loss) and earnings (loss) per share attributable to common stockholders as required by

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). This statement became effective in 2003 and amends SFAS No. 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures related to the effect of stock-based compensation on reported results. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting for stock-based compensation and has adopted only the disclosure requirements of SFAS No. 123. Shares issued under the employee stock purchase plan are considered noncompensatory for the determination of compensation expense under APB No. 25, but the fair value of the benefit related to acquiring such shares at a discount is included as compensation expense in the pro forma disclosures required by SFAS No. 123.

      The following table reflects the effect on net income (loss) attributable to common stockholders and earnings (loss) per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	(Amounts in thousands, except per share data)
Net (loss) income attributable to common stockholders:
As reported	$(7,211)	$1,561	$(9,074)	$(19,632)
Add: Total stock-based employee compensation costs included in reported net income, net of taxes	358	371	649	1,074
Less: Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(3,151)	(2,150)	(10,023)	(6,888)

Pro forma	$(10,004)	$(218)	$(18,448)	$(25,446)

Basic (loss) earnings attributable to common stockholders per share:
As reported	$(0.17)	$0.04	$(0.22)	$(0.46)
Pro forma	$(0.24)	$(0.01)	$(0.45)	$(0.60)
Diluted (loss) earnings attributable to common stockholders per share:
As reported	$(0.17)	$0.04	$(0.22)	$(0.46)
Pro forma	$(0.24)	$(0.01)	$(0.45)	$(0.60)

5.	Restricted Cash

      Restricted cash represents the cash that backs the Company’s line of credit and collateral for standby letters of credit issued primarily in connection with the Company’s merchandise sourcing activities. Restricted cash totaled approximately $3.3 million as of January 31, 2004. As of October 31, 2004, there was no restricted cash balance. The Company decided to utilize the increased availability provided by the Amended and Restated Loan and Security Agreement between dELiA*s Corp. (“dELiA*s”) and Wells Fargo Retail

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finance II, LLC (“Wells Fargo”)(the “Loan Agreement”) described in Note 14 to back the standby letters of credit. Therefore, during the third quarter of fiscal 2004, the restricted cash was used to repay borrowings under the Company’s line of credit.

6.	Unbilled Accounts Receivable

      Unbilled accounts receivable are a normal part of the Company’s sponsorship business as some receivables are normally invoiced in the month following the completion of the earnings process. At January 31, 2004 and October 31, 2004, accounts receivable included approximately $4.3 million and $13.9 million, respectively, of unbilled receivables. At October 31, 2003, accounts receivable included approximately $8.8 million of unbilled receivables.

7.	Net (Loss) Earnings Per Share

      Basic (loss) earnings per share is computed as net (loss) income divided by the weighted-average number of basic common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock and stock warrants, the conversion of Series B Convertible Preferred Stock, the conversion of convertible long-term debt, the conversion of warrants issued in connection with our financings and acquisitions, and contingently issuable common stock pursuant to acquisitions. The following table sets forth the computation of the number of diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average basic common shares outstanding	41,405,485	42,951,223	40,904,949	42,672,454
Effect of dilutive securities:
Contingently issuable common stock pursuant to acquisitions	—	86,208	—	—
Options to purchase common stock	—	7,028	—	—

Weighted average diluted common shares outstanding	41,405,485	43,044,459	40,904,949	42,672,454

      The weighted average diluted common shares outstanding calculation for the three and nine months ended October 31, 2003 and 2004 (shown above) excludes the securities listed below because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Options to purchase common stock	7,513,650	7,865,015	7,206,707	7,830,100
Warrants to purchase common stock	1,881,486	1,917,295	1,858,837	1,917,295
Conversion of Convertible Preferred Stock	1,321,346	1,376,549	1,389,868	1,369,924
Conversion of 5.375% Convertible Debentures	8,274,628	8,274,628	8,017,912	8,274,628
Contingently issuable common stock pursuant to acquisitions	—	—	—	148,468
Restricted stock	300,000	—	300,000	—

	19,291,110	19,433,487	18,773,324	19,540,415

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Intangible Assets

Acquired Intangible Assets

      Acquired identifiable intangible assets as of January 31, 2004 and October 31, 2004 were as follows (amounts in thousands):

	January 31, 2004		October 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

				(Unaudited)
Amortized intangible assets:
Mailing Lists	$3,858	$2,416	$3,912	$3,258
Non-competition Agreements	5,060	2,527	5,767	3,646
Websites	2,890	961	2,114	1,485
Client Relationships	7,405	2,441	9,245	4,576
Leasehold Interests	300	41	300	74

	$19,513	$8,386	$21,338	$13,039

Nonamortized intangible assets:
Trademarks	$9,535	$—	$9,535	$—

      The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for the fiscal year ending January 31, 2005 (“fiscal 2004”) is $1.4 million, and for each of the next four fiscal years through the fiscal year ending January 31, 2009 is $3.2 million, $1.5 million, $934,000 and $558,000, respectively.

      Alloy is continuing the review and determination of the fair value of certain assets acquired and liabilities assumed for acquisitions completed during the first nine months of fiscal 2004. Accordingly, the allocations of the purchase price are subject to revision based on the final determination of appraised and other fair values and the resolution of pre-acquisition contingencies.

Goodwill

      The changes in the carrying amount of goodwill for the nine months ended October 31, 2004 are as follows (amounts in thousands):

Gross balance as of January 31, 2004	$301,442
Accumulated goodwill amortization as of January 31, 2004	(26,646)

Net balance as of January 31, 2004	274,796
Goodwill acquired during fiscal 2004	6,020
Purchase accounting adjustments during fiscal 2004	(3,201)

Net balance as of October 31, 2004	$277,615

      The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the final determination of appraised and other fair values along with the resolution of pre-acquisition contingencies. Purchase accounting adjustments during the first nine months of fiscal 2004 related primarily to a decrease in estimated acquisition costs of approximately $1.1 million and decreases in the fair value of the liabilities assumed in the acquisition of dELiA*s in September 2003.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Segment Reporting

      Alloy has three reportable segments: direct marketing, retail stores, and sponsorship and other. During September 2003, upon the acquisition of dELiA*s, Alloy changed the name of its catalog and online commerce business from the merchandise segment to the direct marketing segment and identified a third reportable segment — retail stores. Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2004	2003	2004

Operating (Loss) Income:
Direct marketing	$(2,180)	$2,837	$(5,683)	$(329)
Retail stores	(1,650)	(397)	(1,650)	(4,341)
Sponsorship and other	11,348	8,800	23,803	15,880
Corporate	(7,823)	(8,026)	(18,371)	(25,759)

Total Operating (Loss) Income	(305)	3,214	(1,901)	(14,549)
Write-off of minority investment	—	—	—	(750)
Interest income (expense) and other income, net	(970)	(1,238)	(687)	(3,003)

(Loss) Income before income taxes	$(1,275)	$1,976	$(2,588)	$(18,302)

      Included in operating (loss) income in the three months and nine months ended October 31, 2003 are restructuring charges of $351,000 and $730,000, respectively, in the direct marketing segment for future contractual lease payments, exit costs, severance and personnel costs, and the write-off of related leasehold improvements relating to the closing of the Company’s Girlfriends LA (“GFLA”) facility and the Company’s exiting from the New Roads call center and fulfillment facilities. In conjunction with the GFLA facility closure, the Company also wrote off approximately $150,000 of inventory during the first quarter of fiscal 2003. This charge is included in cost of goods sold as part of the direct marketing segment for the nine-months ended October 31, 2003.

      Operating (loss) income for the three and nine months ended October 31, 2004 includes a restructuring charge in the sponsorship and other segment of approximately $29,000 and $347,000, respectively. The restructuring charges are comprised primarily of severance costs and the write-off of leasehold improvements associated with the relocation of the Company’s Market Place Media (“MPM”) business from California to New York.

      Cost of goods sold for three-months and nine-months ended October 31, 2004 included costs related to sponsorship and other revenues of approximately $2.3 million and $6.8 million, respectively. Costs of goods

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold for the three and nine-months ended October 31, 2003 included costs related to sponsorship and other revenues of approximately $2.4 million and $6.8 million, respectively.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2004	2003	2004

Depreciation and Amortization:
Direct marketing	$931	$1,020	$2,436	$3,086
Retail stores	615	577	615	2,191
Sponsorship and other	2,202	1,756	6,248	5,022
Corporate	443	490	822	1,165

Total Depreciation and Amortization	$4,191	$3,843	$10,121	$11,464

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2004	2003	2004

Capital Expenditures:
Direct marketing	$77	$258	$869	$1,501
Retail stores	34	48	34	330
Sponsorship and other	468	522	874	1,402
Corporate	359	371	1,273	776

Total Capital Expenditures	$938	$1,199	$3,050	$4,009

	January 31, 2004	October 31, 2004

Total Assets:
Direct marketing	$100,516	$110,285
Retail stores	20,963	22,356
Sponsorship and other	261,024	284,877
Corporate	66,888	28,732

Total Assets	$449,391	$446,250

      The carrying amount of goodwill by reportable segment as of January 31, 2004 and October 31, 2004 was as follows (amounts in thousands):

	January 31, 2004	October 31, 2004

Direct marketing	$64,957	$61,544
Retail stores	—	—
Sponsorship and other	209,839	216,071

Total	$274,796	$277,615

10.	Restructuring Charges

      As part of the dELiA*s acquisition, which was completed during the third quarter of fiscal 2003, Alloy assumed a $6.5 million restructuring liability. Alloy was contractually obligated to pay certain termination costs to three executives of dELiA*s. Management estimated liabilities related to the net present value of

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these termination costs to be approximately $2.7 million. In addition, management estimated $3.8 million of store exit and lease costs and severance related to the closing of up to 17 dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, Alloy recorded an approximate $2.6 million decrease to dELiA*s restructuring liability.

      During the first quarter of fiscal 2004, the Company made the decision to relocate the operations of its MPM business from Santa Barbara, California to the Company’s principal office in New York, New York and terminated several MPM employees. As a result, and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recognized a restructuring charge in the sponsorship and other segment of approximately $126,000 in the first quarter of fiscal 2004. The $126,000 restructuring charge was comprised of severance costs. During the second quarter of fiscal 2004, the Company recognized an additional restructuring charge of $192,000 for MPM- related severance costs and the write-off of leasehold improvements. During the third quarter of fiscal 2004, the Company recognized additional restructuring charges of $29,000 for MPM-related severance costs. The MPM operations were completely relocated to the Company’s New York offices during the third quarter of fiscal 2004. No additional restructuring charges associated with the MPM relocation are expected to be recognized.

      The following tables summarize the Company’s restructuring activities (in thousands):

	Asset	Contractual	Severance &
Type of Cost	Impairments	Obligations	Personnel Costs	Total

Balance at January 31, 2004	$—	$6,043	$174	$6,217
Restructuring Costs Fiscal 2004	55	—	292	347
Payments and Write-offs Fiscal 2004	(55)	(1,674)	(348)	(2,077)
Adjustment of dELiA*s Opening Balance Sheet	—	(2,477)	(118)	(2,595)

Balance at October 31, 2004	$—	$1,892	$—	$1,892

      A summary of the Company’s restructuring liability by location and/or business, as of January 31, 2004 and October 31, 2004 is as follows (in thousands):

	January 31, 2004	October 31, 2004

CCS facility, San Luis Obispo, California	$1,066	$605
dELiA*s restructuring liability	5,151	1,287

Total	$6,217	$1,892

      The Company anticipates that the remaining restructuring accruals will be settled by January 31, 2008. As of October 31, 2004, the restructuring accruals are classified as a current liability and a long-term liability of approximately $800,000 and $1.1 million, respectively.

11.	Common Stock

      On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan through October 31, 2004. All 600,000 shares were repurchased during the first quarter of fiscal 2003.

12.	Restricted Stock Plan

      In May 2003, March 2004 and August 2004, 300,000, 8,000 and 50,000 shares of Common Stock, respectively, were issued as restricted stock under the Company’s Amended and Restated 1997 Employee,

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director and Consultant Stock Option and Stock Incentive Plan (the “1997 Plan”). The shares issued pursuant to the 1997 Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon authorization of the 358,000 shares pursuant to the 1997 Plan, deferred compensation expenses equivalent to the market value of the shares on the respective dates of grant were charged to stockholders’ equity and are being amortized over the approximate twenty-month to forty-month vesting periods. The compensation expense amortized with respect to the restricted shares during the three months ended October 31, 2003 and October 31, 2004 was approximately $349,000 and $370,000, respectively. The compensation expense amortized with respect to the restricted shares during the nine months ended October 31, 2003 and October 31, 2004 was approximately $640,000 and $1.1 million, respectively.

13.	Long-Term Debt

Convertible Senior Debentures

      On July 23, 2003, Alloy issued and sold $65.0 million aggregate principal amount of 20-Year Convertible Senior Debentures due August 1, 2023 (the “Debentures”) in the 144A private placement market. Lehman Brothers, Inc., CIBC World Market Corp., J.P. Morgan Securities Inc., and S.G. Cowen Securities Corporation were the initial purchasers (the “Initial Purchasers”) of the Debentures. The Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually. The Debentures are convertible prior to maturity, under certain circumstances, unless previously redeemed, at the option of the holders into shares of Alloy’s common stock at a conversion price of approximately $8.375 per share, subject to certain adjustments. The calculation of diluted loss per share for fiscal 2003 and the first three quarters of fiscal 2004, excluded the conversion of these securities as to include them in the calculation would be anti-dilutive. The Debentures are Alloy’s general unsecured obligations and will be equal in right of payment to its existing and future senior unsecured indebtedness; and are senior in right of payment to all of its future subordinated debt. Alloy may not redeem the Debentures until August 1, 2008. On August 20, 2003, Alloy issued and sold an additional $4.3 million aggregate principal amount of the Debentures to the Initial Purchasers pursuant to the exercise of an over-allotment option granted to the Initial Purchasers in the original purchase agreement. Alloy used a significant portion of the net proceeds from this offering for the acquisition of dELiA*s and intends to use the remaining portion for future acquisitions, working capital, capital expenditures and general corporate purposes.

      On February 17, 2004, Alloy approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of December 8, 2004, none of the Debentures have been repurchased.

Mortgage Note Payable

      In fiscal 1999, dELiA*s entered into a mortgage loan agreement related to the purchase of a distribution facility in Hanover, Pennsylvania. On April 19, 2004, dELiA*s entered into a Mortgage Note Modification Agreement (the “Modification Agreement”) extending the term of the Mortgage Note for five years with a fifteen-year amortization schedule and an Amendment to Construction Loan Agreement (the “Amended Loan Agreement”). The modified loan bears interest at LIBOR plus 225 basis points. Alloy guaranteed the modified loan and is subject to a quarterly financial covenant to maintain a funds flow coverage ratio. On September 3, 2004, the Amended Loan Agreement was amended to modify the quarterly financial covenant. Alloy is in compliance with the modified covenant for the quarter ended October 31, 2004. The mortgage loan is secured by the distribution facility and related property.

14.	Credit Facility

      At the time of Alloy’s acquisition of dELiA*s, dELiA*s had in place a credit agreement with Wells Fargo Retail Finance LLC (the “Wells Fargo Credit Agreement”), dated September 24, 2001. The Wells Fargo Credit Agreement contained certain covenants and default provisions, including a limitation on

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dELiA*s’ capital expenditures. At dELiA*s’ option, borrowings under this facility incurred interest at Wells Fargo Bank’s prime rate plus 25 basis points or at LIBOR plus 250 basis points, but at no time was the rate to be less than 4.25%. A fee of 0.375% per year was assessed monthly on the unused portion of the line of credit as defined in the Wells Fargo Credit Agreement. The facility was to mature in April 2006. In addition, the Wells Fargo Credit Agreement contained a change of control event, which was triggered when Alloy purchased dELiA*s and allowed the lender to call the loan at any time. The lender waived any default caused in connection with Alloy’s acquisition of dELiA*s.

      On October 14, 2004, dELiA*s entered into a Loan Agreement with Wells Fargo, as lead borrower for Alloy Merchandise, LLC; Skate Direct, LLC; dELiA*s Operating Company; and dELiA*s Retail Company (together with dELiA*s, the “Borrowers”), all indirect wholly owned subsidiaries of the Company. The Loan Agreement amended and restated the Wells Fargo Credit Agreement, by, among other things, (i) adding Alloy Merchandise, LLC and Skate Direct, LLC as borrowers under the Agreement; (ii) amending certain of the financial covenants; and (iii) providing that the Borrowers may increase the credit limit under the Loan Agreement in two steps from an initial $20 million up to a maximum of $40 million subject to the satisfaction of certain conditions.

      The Loan Agreement consists of a revolving line of credit that permits the Borrowers to currently borrow up to $20 million. The credit line is secured by the assets of the Borrowers and borrowing availability fluctuates depending on the Borrowers’ levels of inventory and certain receivables. The Loan Agreement contains a financial performance covenant relating to a limitation on Borrowers’ capital expenditures. At the Borrowers’ option, borrowings under this amended and restated facility bears interest at Wells Fargo Bank’s prime rate or at LIBOR plus 225 basis points. A fee of 0.250% per year is assessed monthly on the unused portion of the line of credit as defined in the Loan Agreement. The amended and restated facility matures in October 2007. The Loan Agreement is considered a current liability because the lender has access to Borrowers’ lockbox facility and the Loan Agreement contains a subjective acceleration clause.

      In a related agreement, Alloy entered into a “Make Whole” Agreement with Wells Fargo, pursuant to which Alloy agreed, among other things, to ensure that the Excess Availability of the Borrowers, which is defined as availability under the Loan Agreement less all then past due obligations of the Borrowers, including accounts payable which are beyond customary trade terms extended to the Borrowers and rent obligations of the Borrowers which are beyond applicable grace periods, is at all times greater than or equal to $2.5 million.

      As of October 31, 2004, the outstanding balance under the Loan Agreement, which is classified as a bank loan payable under current liabilities, was $7.4 million; the outstanding documentary letters of credit were $167,000, included in accrued expenses and other current liabilities; and the standby letters of credit were $4.2 million. The unused available credit was $5.2 million, after giving consideration to the $2.5 million provided for in the Make Whole Agreement.

15.	Accrued Expenses and Other Current Liabilities

      As of January 31, 2004 and October 31, 2004, accrued expenses and other current liabilities consist of the following:

	January 31, 2004	October 31, 2004

	(Amounts in thousands)
Accrued acquisition costs	$3,417	$103
Accrued sales tax	4,306	1,339
Credits due to customers	5,754	2,753
Other	23,364	23,154

	$36,841	$27,349

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report on Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those under “Forward-Looking Statements” and elsewhere in this report.

Executive Summary and Outlook for Fiscal Year 2004

      We are a media, marketing services, direct marketing and retail company primarily targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. We generate revenues from three reportable segments: direct marketing, retail stores and sponsorship and other activities. Our direct marketing segment derives revenues from sales of merchandise to consumers through our catalogs and websites. Our retail stores segment derives revenue primarily from the sale, through dELiA*s retail and outlet stores, of apparel, accessories and home furnishings to consumers. Our sponsorship and other activities segment derives revenue largely from traditional blue chip advertisers that seek effective marketing programs that include our catalogs, books, websites, and display media boards, as well as through promotional events, product sampling, customer acquisition programs and other marketing programs that we provide.

      With respect to our direct marketing and retail segments (collectively the merchandising businesses), much of our emphasis has been placed in deriving synergies during from the dELiA*s acquisition in September of 2003. During the first half of the fiscal year ending January 31, 2005 (“fiscal 2004”), we ceased the operations of our Girlfriends LA and Old Glory catalog businesses, enabling us to remain focused with dELiA*s and Alloy on the teen girl market and with CCS and Dan’s Comp on the teen boy market. We also relocated the fulfillment and call center activities for the Alloy and CCS catalogs from a third-party to more efficient Company-owned facilities. We closed seven dELiA*s retail stores during the first nine months of fiscal 2004, and continue to drive improved financial performance in our retail stores segment. During the third quarter, we began to realize some of the synergies we expected to result from combining our direct marketing operations with those of dELiA*s, leveraging our combined scale, selling across our combined databases while controlling overall catalog circulation, and consolidating fulfillment operations in dELiA*s’ Hanover, Pennsylvania warehouse and Westerville, Ohio contact center. We expect these synergies to increase in the last quarter of fiscal 2004. In addition, a number of key management changes and additions have been made in strategic areas to establish the creative, buying and planning teams necessary to execute the successful selection and presentation of youth-focused merchandise to gain target consumer acceptance.

      We continue to review expansion of our sponsorship and other businesses while also undertaking cost saving opportunities. In March 2004 we acquired InSite Advertising Inc., a national indoor media company, to further extend our marketing reach to include the 18-34 year old demographic. In addition, during the second quarter of fiscal 2004, 360 Youth, our youth media and marketing arm, entered into an arrangement with Regal CineMedia CorporationSM, the media subsidiary of Regal Entertainment Group (“REG”), the largest theatre operator in the world, to establish a multi-faceted, targeted marketing channel throughout REG’s theatre circuit. The REG theatre network extends our advertising reach to over 300 million annual theatergoer visits, and marks our further expansion from our youth market foundation into the young adult market. Separately, in effort to improve earnings in our sponsorship business we have been selectively eliminating positions and reducing other fixed costs, while adding sales specialists in a number of our business units to pursue regional and local sales opportunities. We expect to begin to see the results of such efforts in late fiscal 2004.

      As an overall corporate initiative we intend to continue pursuing our previously announced exploration of separating our sponsorship and merchandising businesses at an opportune time in the foreseeable future.

Results of Operations

Seasonality

      Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our websites, catalogs and retail stores have been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. During this period, our working capital requirements increase and are typically funded by our operations and borrowings from our revolving credit facility. We believe that advertising and sponsorship sales follow a similar pattern, with higher revenues in the third and fourth quarters (particularly the third quarter) as marketers more aggressively attempt to reach our Generation Y audience during these major spending seasons and capture student interest at the outset of the school year.

Three Months Ended October 31, 2003 Compared with Three Months Ended October 31, 2004

Consolidated Results of Operations

      The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

	Three Months Ended
	October 31,

	2003	2004

Direct marketing revenues	36.5%	33.4%
Retail store revenues	9.4	15.7
Sponsorship and other revenues	54.1	50.9

Total revenues	100.0	100.0
Cost of revenues	49.6	51.7

Gross profit	50.4	48.3
Operating expenses:
Selling and marketing	39.1	34.9
General and administrative	9.3	8.9
Amortization of intangible assets	2.0	1.6
Restructuring charges	0.3	0.0

Total operating expenses	50.7	45.4
(Loss) income from operations	(0.3)	2.9
Interest and other income (expense), net	(0.9)	(1.1)
Provision for income tax expense	(5.2)	(0.0)

Net (loss) income	(6.4)%	1.8%

Segment Results of Operations

      The tables below present our revenues and operating income (loss) by segment for each of the three months ended October 31, 2003 and 2004 (amounts in thousands):

	Three Months Ended
	October 31,
			Percent Change
	2003	2004	2003 vs 2004

Net Revenues:
Direct marketing	$38,585	$36,734	(4.8)%
Retail stores	9,973	17,315	73.6
Sponsorship and other	57,193	55,954	(2.2)

Total Net Revenues	$105,751	$110,003	4.0%

Operating (Loss) Income:
Direct marketing	$(2,180)	$2,837	NM
Retail stores	(1,650)	(397)	75.9%
Sponsorship and other	11,348	8,800	(22.5)
Corporate	(7,823)	(8,026)	(2.6)

Total Operating (Loss) Income	$(305)	$3,214	NM

NM — Not meaningful

Revenues

      Total Revenues. Total revenues increased 4.0% to $110.0 million in the three months ended October 31, 2004 from $105.8 million in the three months ended October 31, 2003.

      Direct Marketing Revenues. Net direct marketing revenues decreased 4.8% from $38.6 million in the three months ended October 31, 2003 to $36.7 million in the three months ended October 31, 2004. The decrease in direct marketing revenues for the third quarter of fiscal 2004 versus the third quarter of the fiscal year ending January 31, 2004 (“fiscal 2003”) was due primarily to the decreased sales from our Alloy, Girlfriends LA, Old Glory and Dan’s Comp brands. We ceased the catalog operations of our Girlfriends LA and Old Glory brands during the first quarter of fiscal 2004. The decrease in revenues in our Alloy and Dan’s Comp brands resulted primarily from a planned decline in the number of catalog pages circulated to prospects outside our database and to non-buyers inside our database. In addition, we experienced lower customer response and lower sales productivity in the Alloy title. This decrease was partially offset by the direct marketing revenues generated by our dELiA*s brand, which we acquired in September 2003, and our CCS brand.

      Retail Stores Revenues. Retail stores revenues increased 73.6% from $10.0 million in the three months ended October 31, 2003 to $17.3 million for the three months ended October 31, 2004. The retail stores were acquired on September 4, 2003 in connection with the dELiA*s acquisition. Retail store revenue for the third quarter of fiscal 2003 includes revenue generated from September 4, 2003 through October 31, 2003, while retail store revenue for the third quarter of fiscal 2004 includes retail store revenue generated for the full three month period ending October 31, 2004. The retail stores revenue was generated from 56 dELiA*s retail stores that were open for all or some portion of the third quarter of fiscal 2004. During the third quarter of fiscal 2004, we closed one retail store. As of October 31, 2004, we operated 55 dELiA*s retail stores.

      Sponsorship and Other Revenues. Sponsorship and other revenues decreased 2.2% from $57.2 million in the third quarter of fiscal 2003 to $56.0 million in the third quarter of fiscal 2004. The decrease in sponsorship and other revenues in the third quarter of fiscal 2004 as compared with the third quarter of fiscal 2003 is primarily due to a decrease in revenue generated from our promotional programs and specialty direct marketing businesses. This decrease was partially offset by the revenue growth in our newspaper advertising placement business and the contribution of InSite, which we acquired in March 2004.

Cost of Revenues

      Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse and retail stores, together with the direct costs attributable to the sponsorship and advertising programs we provide and the marketing publications we produce. Our cost of revenues increased 8.3% from $52.5 million in the three months ended October 31, 2003 to $56.8 million in the three months ended October 31, 2004. The increase in cost of revenues in the third quarter of fiscal 2004 as compared with the third quarter of fiscal 2003 was due primarily to the additional cost of merchandise sold by our dELiA*s operations (acquired in September 2003) and our CCS direct marketing brand, our cost of revenues from greater newspaper advertising placement revenue and our cost of revenues from InSite (acquired in March 2004), offset partially by decreases in cost of goods sold related to the revenue declines of our Alloy and Dan’s Comp direct marketing brands and lower revenues in our specialty direct marketing business.

      Our gross profit as a percentage of total revenues decreased from 50.4% in the three months ended October 31, 2003 to 48.3% in the three months ended October 31, 2004. The decrease in gross margin percentage was primarily the result of decreased gross margins in our promotions business.

Total Operating Expenses

      Selling and Marketing. Selling and marketing expenses consist primarily of our catalog production and mailing costs; our call centers and fulfillment operations expenses; dELiA*s retail store costs; freight costs to deliver goods to our merchandise customers; compensation of our sales and marketing personnel; marketing costs; and information technology expenses related to the maintenance and marketing of our websites and support for our advertising sales activities. These expenses decreased from $41.3 million in the three months ended October 31, 2003 to $38.4 million in the three months ended October 31, 2004. As a percentage of total revenues, our selling and marketing expenses decreased from 39.1% in the third quarter of fiscal 2003 to 34.9% in the third quarter of fiscal 2004. The decrease in selling and marketing expenses is primarily due to decreases in the direct marketing segment selling and marketing expenses resulting from reduced catalog circulation and lower fulfillment costs.

      General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses decreased from $9.9 million in the three months ended October 31, 2003 to $9.8 million in the three months ended October 31, 2004. As a percentage of total revenues, our general and administrative expenses decreased from 9.3% in the third quarter of fiscal 2003 to 8.9% in the third quarter of fiscal 2004. The decrease in general and administrative expenses was attributable primarily to reducing fixed costs and selectively eliminating positions partially offset by higher accounting and other professional fees and insurance premiums.

      Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.7 million in the three months ended October 31, 2004 as compared with $2.1 million in the three months ended October 31, 2003. The decrease in amortization expense resulted from certain identified intangible assets becoming fully amortized during the fourth quarter of fiscal 2003 and the impairment of certain identified intangible assets during the fourth quarter of fiscal 2003, offset partially by our acquisition activities during the last twelve months.

      Restructuring Charge. We recognized a $29,000 restructuring charge for the three months ended October 31, 2004 in accordance with SFAS No. 146. The restructuring charge is comprised of severance costs related to the relocation of our MPM operations to the New York office. We recognized a restructuring charge of $351,000 for the three months ended October 31, 2003 representing future contractual exit payments related to the New Roads fulfillment facility.

(Loss) Income from Operations

      (Loss) Income from Operations. Our income from operations was $3.2 million in the third quarter of fiscal 2004 while our loss from operations was $305,000 in the third quarter of fiscal 2003. The transition to operating income from operating loss is primarily due to the improvement in our direct marketing segment as a result of the synergies from the dELiA*s acquisition and the improvement in our retail segment as a result of closing seven unprofitable stores during the first nine months of fiscal 2004.

      Direct Marketing (Loss) Income from Operations. Our income from direct marketing operations was $2.8 million in the third quarter of fiscal 2004 while our loss from direct marketing operations was $2.2 million in the third quarter of fiscal 2003. The transition from a direct marketing loss in the third quarter of fiscal 2003 to direct marketing income in fiscal 2004 resulted primarily from cost savings associated with consolidating our fulfillment operations to our Hanover, Pennsylvania warehouse and Westerville, Ohio contact center from a third party provider.

      Retail Stores Loss from Operations. Our loss from retail stores operations was $397,000 in the third quarter of fiscal 2004 while our loss from retail stores operations was $1.7 million in the third quarter of fiscal 2003. The decrease in retail stores loss from operations is due to lower inventories per store that reduced the need for markdowns in the period, as well as the cost savings associated with the closure of seven unprofitable stores during the first nine months of fiscal 2004.

      Sponsorship and Other Income from Operations. Our income from sponsorship and other operations decreased 22.5% to $8.8 million in the third quarter of fiscal 2004 from $11.3 million in the third quarter of fiscal 2003. This decrease resulted primarily from lower revenues and gross margins in our event marketing promotions business along with reduced revenues in our specialty direct marketing business.

      Corporate Expenses. Our corporate expenses were $8.0 million in the third quarter of fiscal 2004 as compared to $7.8 million in the third quarter of fiscal 2003. The increase in corporate expenses is primarily due to the corporate expenses generated by the dELiA*s business that we acquired in September 2003 and increased accounting fees associated with Sarbanes Oxley compliance.

Interest and Other Income (Expense), Net

      Interest and other income, net of expense, includes income from our cash equivalents and from available-for-sale marketable securities as well as expenses related to our financing obligations. In the three months ended October 31, 2004, we generated interest income of $74,000 and interest expense of $1.3 million, primarily related to the Debentures. In the three months ended October 31, 2003, we generated interest income of $215,000 and interest expense of $1.2 million, primarily related to the Debentures. The decrease in interest income resulted primarily from lower cash and cash equivalents and available-for-sale marketable securities balances during the quarter ended October 31, 2004 as compared with the quarter ended October 31, 2003.

Income Tax Expense

      In the three months ended October 31, 2004, we recorded income tax expense of $10,000 due to taxable income at the state level. In the three months ended October 31, 2003 we recorded income tax expense of $5.5 million primarily due to the decision to establish a deferred tax assets valuation allowance. The valuation allowance was established as a result of increased uncertainty over the realization of the deferred tax assets, in part as a result of the loss making operations of dELiA*s.

Results of Operations

Nine Months Ended October 31, 2003 Compared with Nine Months Ended October 31, 2004

Consolidated Results of Operations

      The following table sets forth the statement of operations for the periods indicated as a percentage of revenues:

	Nine Months Ended
	October 31,

	2003	2004

Direct marketing revenues	38.6%	33.7%
Retail store revenues	3.9	16.3
Sponsorship and other revenues	57.5	50.0

Total revenues	100.0	100.0
Cost of revenues	51.5	52.0

Gross profit	48.5	48.0
Operating expenses:
Selling and marketing	38.4	39.2
General and administrative	8.4	12.0
Amortization of intangible assets	2.3	1.7
Restructuring charges	0.3	0.1

Total operating expenses	49.4	53.0
Loss from operations	(0.9)	(5.0)
Interest and other income (expense), net	(0.3)	(1.2)
Write-off of minority investment	—	(0.3)
Provision for income tax expense	(1.9)	(0.0)

Net loss	(3.1)%	(6.5)%

Segment Results of Operations

      The tables below present our revenues and operating income (loss) by segment for each of the nine months ended October 31, 2003 and 2004 (dollars in thousands):

	Nine Months Ended
	October 31,
			Percent Change
	2003	2004	2003 vs 2004

Net Revenues:
Direct marketing	$98,584	$95,763	(2.9)%
Retail stores	9,973	46,269	363.9
Sponsorship and other	147,140	142,383	(3.2)

Total Net Revenues	$255,697	$284,415	11.2%

Operating (Loss) Income:
Direct marketing	$(5,683)	$(329)	94.2%
Retail stores	(1,650)	(4,341)	(163.1)
Sponsorship and other	23,803	15,880	(33.3)
Corporate	(18,371)	(25,759)	(40.2)

Total Operating Loss	$(1,901)	$(14,549)	(665.3)%

Revenues

      Total Revenues. Total revenues increased from $255.7 million in the nine months ended October 31, 2003 to $284.4 million in the nine months ended October 31, 2004.

      Direct Marketing Revenues. Net direct marketing revenues decreased 2.9% from $98.6 million in the nine months ended October 31, 2003 to $95.8 million in the nine months ended October 31, 2004. The decrease in direct marketing revenues for the first nine months of fiscal 2004 versus the first nine months of fiscal 2003 was due primarily to the decreased sales from our Alloy, Girlfriends LA, Old Glory, CCS and Dan’s Comp brands. We ceased the catalog operations of our Girlfriends LA and Old Glory brands during the first quarter of fiscal 2004. The decrease in revenues in our Alloy, CCS and Dan’s Comp brands resulted primarily from a planned decline in the number of catalog pages circulated to prospects outside our database and to non-buyers inside our database. This decrease was partially offset by the direct marketing revenues generated by our dELiA*s brand which we acquired in September 2003.

      Retail Stores Revenues. Retail stores revenues increased 363.9% from $10.0 million for the nine months ended October 31, 2003 to $46.3 million for the nine months ended October 31, 2004. The retail stores revenue was generated from the 62 dELiA*s retail stores that were open for all or some portion of the nine months ended October 31, 2004. During the first nine months of fiscal 2004, we closed 7 retail stores. As of October 31, 2004, we operated 55 dELiA*s retail stores. Our retail stores were acquired on September 4, 2003 in connection with the dELiA*s acquisition.

      Sponsorship and Other Revenues. Sponsorship and other revenues decreased to $142.4 million in the first nine months of fiscal 2004 from $147.1 million in the first nine months of fiscal 2003. The decrease in sponsorship and other revenues in the first nine months of fiscal 2004 as compared with the first nine months of fiscal 2003 is primarily due to a decrease in revenue generated from our event marketing and promotional programs and newspaper advertising placement business. This decrease was partially offset by the sponsorship and other revenues generated by InSite, which we acquired in March 2004, and OCM, which we acquired in May 2003.

Cost of Revenues

      Our cost of revenues increased from $131.6 million in the nine months ended October 31, 2003 to $147.9 million in the nine months ended October 31, 2004, a 12.4% increase. The increase in cost of goods sold in the first nine months of fiscal 2004 as compared with the first nine months of fiscal 2003 was due primarily to the additional cost of merchandise sold by our dELiA*s operations (acquired in September 2003) and OCM (acquired in May 2003), and cost of revenues from Insite (acquired in March 2004), offset partially by decreases in cost of goods sold related to the revenue declines of the Alloy, CCS and Dan’s Comp direct marketing brands and the wind-down of our Girlfriends LA and Old Glory brands in the first half of fiscal 2004.

      Our gross profit as a percentage of total revenues decreased from 48.5% in the nine months ended October 31, 2003 to 48.0% in the nine months ended October 31, 2004. The decrease in gross margin percentage was primarily the result of decreased gross margins in our promotions business.

Total Operating Expenses

      Selling and Marketing. Selling and marketing expenses increased from $98.2 million in the nine months ended October 31, 2003 to $111.6 million in the nine months ended October 31, 2004. As a percentage of total revenues, our selling and marketing expenses increased from 38.4% in the first nine months of fiscal 2003 to 39.2% in the first nine months of fiscal 2004. The increase in selling and marketing expenses is primarily due to the inclusion of dELiA*s selling and marketing expenses (acquired in September 2003) and the inclusion of OCM’s selling and marketing expenses (acquired in May 2003), partially offset by decreases resulting from reduced catalog circulation and lower fulfillment costs in our direct marketing segment.

      General and Administrative. General and administrative expenses increased 60.0% from $21.4 million in the nine months ended October 31, 2003 to $34.2 million in the nine months ended October 31, 2004. As a percentage of total revenues, our general and administrative expenses increased from 8.4% in the first nine months of fiscal 2003 to 12.0% in the first nine months of fiscal 2004. The increase in general and administrative expenses is attributable primarily to the addition of dELiA*s expenses; executive additions to manage our merchandise operations; and increased overhead expenses such as accounting and other professional fees, insurance premiums, occupancy costs due to office expansions, and telecommunications costs.

      Amortization of Intangible Assets. Amortization of intangible assets was approximately $4.9 million in the nine months ended October 31, 2004 as compared with $5.8 million in the nine months ended October 31, 2003. The decrease in amortization expense resulted from certain identified intangible assets becoming fully amortized during the fourth quarter of fiscal 2003 and the impairment of certain identified intangible assets during the fourth quarter of fiscal 2003, offset partially by our acquisition activities during the last twelve months and the associated allocation of purchase price to identified intangible assets.

      Restructuring Charges. We recognized a $347,000 restructuring charge in the nine months ended October 31, 2004 in accordance with SFAS No. 146. The restructuring charge is comprised of severance costs and the write-off of leasehold improvements related to the relocation of our MPM operations to our New York office. We recognized a restructuring charge of $730,000 in the nine months ended October 31, 2003 representing future contractual lease payments, exit costs, severance and personnel costs, and the write-off of related leasehold improvements relating to the closing of the our GFLA facility and exiting from the New Roads fulfillment facilities.

Loss from Operations

      Loss from Operations. Our loss from operations was $14.5 million in the first nine months of fiscal 2004 while our loss from operations was $1.9 million in the first nine months of fiscal 2003. The increase in operating loss is primarily due to the loss generated by the dELiA*s business that we acquired in September 2003, a decrease in operating income from our sponsorship and other operations, and increased corporate expenses.

      Direct Marketing Loss from Operations. Our loss from direct marketing operations decreased 94.2% to $329,000 in the first nine months of fiscal 2004 from $5.7 million in the first nine months of fiscal 2003. The lower direct marketing operating loss resulted primarily from cost savings derived from consolidating our fulfillment operations to our dELiA*s’ Hanover, Pennsylvania warehouse and Westerville, Ohio contact center.

      Retail Stores Loss from Operations. Our loss from retail stores operations increased 163.1% to $4.3 million in the first nine months of fiscal 2004 from $1.7 million in the first nine months of fiscal 2003. The loss was generated from dELiA*s retail stores. The increase in retail store losses is largely due to the reporting of nine months of results in 2004 versus only the two months of results that occurred in 2003 after the acquisition of dELiA*s in September 2003.

      Sponsorship and Other Income from Operations. Our income from sponsorship and other operations decreased 33.3% to $15.9 million in the first nine months of fiscal 2004 from $23.8 million in the first nine months of fiscal 2003. This decrease resulted primarily from lower revenues and gross margins in our event marketing and advertising placement activities, along with reduced earnings in our OCM business due to the inclusion of the seasonal loss in the first quarter of fiscal 2004.

      Corporate Expenses. Our corporate expenses were $25.8 million in the first nine months of fiscal 2004 as compared to $18.4 million in the first nine months of fiscal 2003. The increase in corporate expenses is primarily due to the corporate expenses generated by the dELiA*s business that we acquired in September 2003, executive additions to manage our merchandise operations; and increased expenses such as accounting and other professional fees, insurance premiums, occupancy costs due to office expansions, and telecommunications costs.

Interest and Other Income (Expense), Net

      In the nine months ended October 31, 2004, we generated interest income of $272,000 and interest expense of $3.7 million, primarily related to the Debentures. In the nine months ended October 31, 2003, we generated interest income of $610,000 and interest expense of $1.3 million, primarily related to the Debentures. The decrease in interest income resulted primarily from the lower cash and cash equivalents and available-for-sale marketable securities balances during the nine months ended October 31, 2004 as compared with the nine months ended October 31, 2003.

Write-off of Minority Investments

      In the nine months ended October 31, 2004, we wrote off a $750,000 minority investment in a private company that is having difficulty funding its operations. In the nine months ended October 31, 2003, there were no write-offs of minority investments.

Income Tax Expense

      In the nine months ended October 31, 2004, we recorded income tax expense of $130,000 due to taxable income at the state level. In the nine months ended October 31, 2003 we recorded income tax expense of $4.9 million primarily due to our decision to establish a deferred tax assets valuation allowance of $5.2 million.

Liquidity and Capital Resources

      We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2002 and for the nine months ended October 31, 2004. At October 31, 2004, we had approximately $18.2 million of cash, cash equivalents and short-term investments along with $1.0 million of marketable securities classified as non-current assets due to their stated maturities and our intention to hold them for more than one year. Our principal commitments at October 31, 2004 consisted of the Debentures, Mortgage Note on Hanover facility, accounts payable, bank loans, accrued expenses, and obligations under operating and capital leases.

      Net cash used in operating activities was $31.3 million in the first nine months of fiscal 2004 compared with net cash used in operating activities of $5.5 million in the first nine months of fiscal 2003. The increase in net cash used in operating activities was primarily due to the increased net loss and growth in current assets, partially offset by a higher level of depreciation and amortization. Accounts receivable at October 31, 2004 increased by $14.6 million or 43.2% from October 31, 2003. The increases in accounts receivable is primarily related to an increase in unbilled accounts receivable, primarily from our MPM business as a result of its relocation; the InSite acquisition; and in general the timing of billings. Inventory increased by $13.9 million as compared to January 31, 2004 as a result of seasonality in our business. Inventory at October 31, 2004 decreased by $344,000 from October 31, 2003.

      Cash provided by investing activities was approximately $8.4 million in the first nine months of fiscal 2004 compared with cash used in investing activities of approximately $70.1 million in the first nine months of fiscal 2003. The increase is primarily a result of less acquisition spending in the first nine months of fiscal 2004 compared with fiscal 2003, together with increased net proceeds from the sales and maturities of marketable securities.

      Net cash provided by financing activities was $7.4 million in the nine months ended October 31, 2004 compared with net cash provided by financing activities of $64.9 million in the nine months ended October 31, 2003. The cash provided by financing activities in the nine months ended October 31, 2004 was due primarily to net borrowings under credit agreements. The cash provided by financing activities in the nine months ended October 31, 2003 was due primarily to net proceeds of $66.8 million received from the issuance of the Debentures in the private placement market and $5.9 of net borrowings under line of credit agreements, offset primarily by the repurchase of 600,000 shares of our common stock and the payment of a $5.0 million credit facility assumed in the OCM acquisition.

      Our liquidity position as of October 31, 2004 consisted of $18.2 million of cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures for at least the next 24 months, excluding the impact of any potential, as yet unannounced acquisitions. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

      On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We have repurchased 600,000 shares for approximately $3.0 million under this plan through December 10, 2004. All 600,000 shares were repurchased during the three months ended April 30, 2003.

      On February 17, 2004, we approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of December 10, 2004, none of the Debentures have been repurchased.

Critical Accounting Policies and Estimates

      During the first nine months of fiscal 2004, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, for additional information relating to the Company’s use of estimates and other critical accounting policies.

Effect of New Accounting Standards

      We have described the impact anticipated from the adoption of certain new accounting pronouncements effective in fiscal 2004 in Note 2 to the consolidated financial statements.

Off-Balance Sheet Arrangements

      We enter into letters of credit to facilitate the international purchase of merchandise. The related credit facility is described fully in Note 14 to the consolidated financial statements. We do not maintain any other off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      As of October 31, 2004, we held a portfolio of $7.6 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

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

      On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants the Company, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Landenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing Company stock between May 14, 1999 and December 6, 2000 and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934 (the “’34 Act”) and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, plaintiff filed an amended complaint against the Company, the individual defendants and the underwriters of the Company’s initial public offering. The amended complaint asserted violations of Section 10(b) of the “34 Act and mirrored allegations asserted against scores of other issuers sued by plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice.

      In accordance with the Court’s case management instructions, we joined in a global motion to dismiss the amended complaint which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to the Company, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. The Company is represented by Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC in this matter.

      The Company participated in Court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of issuers (including the Company), insurers and plaintiffs and submitted to the Court. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing. If such approval is obtained, all claims against the Company and the individual defendants will be dismissed with prejudice.

      On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants us, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly were filed on behalf of persons who purchased our common stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of the ’34 Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by us to the market between August 1, 2002 and January 23, 2003. At a conference held on May 30, 2003, the court consolidated the actions described above. On August 5, 2003, Plaintiffs filed a consolidated class action complaint (the “Consolidated Complaint”) naming the same defendants, which supersedes the initial complaint. Relying in part on information allegedly obtained from former employees, the Consolidated Complaint alleges, among other things, misrepresentations of our business and financial condition and the results of operations during the period from March 16, 2001 through January 23, 2003 (the “class period”), which artificially inflated the price of our stock, including without limitation, improper acceleration of revenue, misrepresentation of expense treatment, failure to properly account for and disclose consignment transactions, and improper deferral of expense recognition. The Consolidated Complaint further alleges that during the class period the individual defendants and the Company sold stock and completed acquisitions using our stock. The parties have entered into a stipulation providing for the settlement of the claims against all defendants including the Company, for $6.75 million. That amount, which was paid by the Company’s insurers, is being held in escrow pending entry of an order and judgment following a hearing on the fairness of the proposed settlement. That hearing took place on November 5, 2004 and the District Court approved the stipulation and settlement and ordered that the class action litigation be dismissed with prejudice on December 2, 2004.

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

      On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s alleged failure to collect and remit use tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. dELiA*s has retained the law firm of Katten Muchin Zavis Rosenman in connection with this matter. On June 15, 2004 dELiA*s filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. Management believes the proceedings are without merit and intends to defend the action vigorously.

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

      The Company held its Annual Meeting of Stockholders (the “2004 Annual Meeting”) on August 5, 2004. At the 2004 Annual Meeting, our stockholders voted in favor of the proposal to re-elect Samuel A. Gradess and Edward Monnier as directors, with 31,983,007 votes cast for and 6,049,080 votes withheld for Mr. Gradess, and 37,191,423 votes cast for and 840,664 votes withheld for Mr. Monnier. Each of Samuel A. Gradess, Matthew C. Diamond, James K. Johnson, Jr., Peter Graham, Edward Monnier, Anthony Fiore and Jeffrey Hollender is a director whose term as a director continued after the 2004 Annual Meeting. Subsequent to the 2004 Annual Meeting the Company expanded its board of directors from seven to eight members and Matthew Feshbach was elected to serve as the board’s eighth member. Also, at the 2004 Annual Meeting, our stockholders voted to ratify and confirm the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending January 31, 2005, with 37,959,734 votes for, 52,788 votes against and 19,565 abstentions and broker non-votes on the proposal.

Item 5.	Other Information.

Expansion of the Board of Directors

      On October 1, 2004, we announced the expansion of our Board of Directors from seven to eight persons, and the appointment of Matthew L. Feshbach to serve as the eighth member of the Board, effective September 28, 2004. Mr. Feshbach will serve as one of the five independent directors on the Board and will stand for election at our 2006 Annual Meeting of Stockholders. Mr. Feshbach beneficially owns, through

MLF Investments, LLC and other related investment entities which he manages, approximately 16.2% of our outstanding common stock. Mr. Feshbach’s holding comprises the largest single holding of our stock.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).
3.4	Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).
3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).
3.6	Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
4.2	Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).
4.3	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/ A filed February 1, 2002).
4.4	Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the purchasers of Alloy’s Series B Preferred Stock (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001).
4.5	Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
4.6	Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to(i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).
4.7	Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
4.8	Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).
4.9	Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).
10.1*	Amended and Restated Loan and Security Agreement, dated October 14, 2004, between(i) Wells Fargo Retail Finance II, LLC and (ii) Alloy Merchandise, LLC; Skate Direct, LLC; dELiA*s Corp.; dELIA*s Operating Company and dELiA*s Retail Company.
10.2*	Second Amendment To Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company.
10.3*	Third Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated December 10, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of James K. Johnson, Jr., Chief Financial Officer, dated December 10, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8-K.

      During the fiscal quarter ended October 31, 2004, we filed the following Current Reports on Form 8-K:

1)	On September 1, 2004, we filed a Current Report on Form 8-K to report under Item 2.02 (Results of Operations and Financial Condition), a press release (attached as Exhibit 99.1) announcing our second fiscal quarter financial results for the fiscal year ending January 31, 2005.

2)	On September 2, 2004, we filed an Amendment No. 1 to Form 8-K to report under Item 2.02 (Results of Operations and Financial Condition), a press release (attached as Exhibit 99.1) announcing our second fiscal quarter financial results for the fiscal year ending January 31, 2005. The press release and related tables (attached as Exhibit 99.1), replace in their entirety Exhibit 99.1 originally filed with the Form 8-K on September 1, 2004 because the Condensed Consolidated Statement of Operations filed as part of such Exhibit was not the Condensed Consolidated Statement of Operations attached to such press release as publicly released due to an error at the Company’s printer.

3)	On October 4, 2004, we filed a Current Report on Form 8-K to report under Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers), a press release (attached as Exhibit 99.1) announcing Matthew L. Feshbach’s appointment to the Board of Directors.

4)	On October 19, 2004, we filed a Current Report on Form 8-K to report under Item 1.01 (Entry into a Material Definitive Agreement), that dELiA*s Corp. (“dELiA*s”), our indirect wholly owned subsidiary, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ JAMES K. JOHNSON, JR.

James K. Johnson, Jr.
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: December 10, 2004

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
3.2		Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).
3.3		Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).
3.4		Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).
3.5		Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).
3.6		Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
4.1		Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
4.2		Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).
4.3		Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/ A filed February 1, 2002).
4.4		Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the purchasers of Alloy’s Series B Preferred Stock (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001).
4.5		Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
4.6		Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to(i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).
4.7		Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).
4.8		Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).
4.9		Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).
10	.1*	Amended and Restated Loan and Security Agreement, dated October 14, 2004, between(i) Wells Fargo Retail Finance II, LLC and (ii) Alloy Merchandise, LLC; Skate Direct, LLC; dELiA*s Corp.; dELIA*s Operating Company and dELiA*s Retail Company.
10	.2*	Second Amendment To Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company.
10	.3*	Third Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated December 10, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32	.2*	Certification of James K. Johnson, Jr., Chief Financial Officer, dated December 10, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith