Form 10-K
period 2005-01-31
ALLOY  INC
filed 2005-04-18
CIK 1080359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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
COMMON STOCK, PAR VALUE $0.01
PREFERRED STOCK PURCHASE RIGHTS
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ National Market, of voting and non-voting common equity held by non-affiliates as of July 30, 2004 was $171,761,946 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Registrant’s Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.
      The number of shares of the registrant’s Common Stock outstanding as of April 14, 2005 was 43,179,579.
      Certain information in the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, is incorporated by reference into Part III of this Report.

INDEX

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	20
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
Item 9A.	Controls and Procedures	38
Item 9B.	Other Information	38
PART III
Item 10.	Directors and Executive Officers of the Registrant	38
Item 11.	Executive Compensation	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management	39
Item 13.	Certain Relationships and Related Transactions	39
Item 14.	Principal Accountant Fees and Services	39
PART IV
Item 15.	Exhibits and Financial Statement Schedules	39
SIGNATURES
Signatures		40
EXHIBITS
Exhibit Index		41
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
Index to Consolidated Financial Statements and Schedule		F-1
EX-10.32: OUTSIDE DIRECTOR COMPENSATION ARRANGEMENTS
EX-10.33: COMPENSATION ARRANGEMENTS
EX-10.34: FORM OF NONQUALIFIED STOCK OPTION AGREEMENT FOR 2002 NON-QUALIFIED OPTION PLAN
EX-10.35: FORM OF NONQUALIFIED STOCK OPTION AGREEMENT FOR RESTATED 1997 EMPLOYEE, DIRECTOR AND CONSULTANT STOCK OPTION PLAN
EX-10.36: FORM OF INCENTIVE STOCK OPTION AGREEMENT FOR RESTATED 1997 EMPLOYEE, DIRECTOR AND CONSULTANT STOCK OPTION PLAN
EX-10.37: FORM OF NONQUALIFIED STOCK OPTION AGREEMENT FOR ITURF INC. AMENDED AND RESTATED 1999 STOCK INCENTIVE PLAN
EX-10.38: FORM OF INCENTIVE STOCK OPTION AGREEMENT FOR ITURF INC. AMENDMENT AND RESTATED 1999 STOCK INCENTIVE PLAN
EX-10.39: FORM OF RESTRICTED STOCK AGREEMENT
EX-10.40: FORM OF RESTRICTED STOCK AGREEMENT
EX-21.1: SUBSIDIARIES OF ALLOY, INC.
EX-23.1: CONSENT OF BDO SEIDMAN, LLP
EX-23.2: CONSENT OF KPMG, LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

Item 1.	Business
Overview
      We are a media, marketing services, direct marketing and retail company primarily targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Our business is comprised of two distinct divisions: Alloy Media + Marketing and Alloy Merchandising Group.
      Alloy Media + Marketing is a business that provides targeted media and promotional programs for advertisers who want to market to Generation Y. This business is a non-traditional advertising company and uses, among other methods, print media, display media boards, database marketing, websites, promotional events, and on-campus marketing programs to reach Generation Y consumers.
      Alloy Merchandising Group is a retail business that sells apparel and accessories to Generation Y via mall-based stores, catalogs and the Internet under the brand names dELiA*s, Alloy, CCS and Dan’s Competition (“Dan’s Comp”).
      As a result of our widely circulated catalogs, our retail stores and our database of 31 million Generation Y consumers, we believe that our brands are well-known and popular with our target audience. We believe we are the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing us with a deep understanding of the youth market. The youth market is large. According to the United States Census Bureau, about 35% of the United States population is under the age of 24. According to studies by Harris Interactive, the projected annual income for 8-21 year old persons is about $199 billion and annual spending is about $148 billion per year — about $2,500 in spending per person. Harris Interactive studies have also shown that the college market is large and influential, with approximately 14.1 million college students in the United States who control about $24 billion annually in discretionary spending.
      We were incorporated in January 1996, launched our Alloy website in August 1996 and began generating meaningful revenues in August 1997 following the distribution of our first Alloy catalog. Since then, we have grown rapidly, both organically and through the completion of strategic acquisitions. Our consolidated revenues have increased from $2.0 million for the fiscal year ended January 31, 1997 to $402.5 million for the fiscal year ended January 31, 2005.
      We believe our business should continue to grow as we capitalize on the following key assets:

•	Broad Access to Generation Y. Our collection of media, marketing and retail assets enables us to reach a significant portion of the approximately 60 million Generation Y consumers by:

•	circulating over 66 million direct mail catalogs annually;

•	producing college guides, books and recruitment publications;

•	owning and operating 55 dELiA*s retail stores, including 6 outlet stores, in 22 states;

•	owning and operating over 50,000 display media boards on college and high school campuses throughout the United States;

•	placing advertising in over 2,600 college and high school newspapers; and

•	interacting with our registered online user base that, as of January 31, 2005 was comprised more than 4 million individuals who subscribed to our targeted e-mail magazines.

•	Comprehensive Generation Y Database. As of January 31, 2005, our database contained information about approximately 31 million individuals, including approximately 8.8 million individuals who have purchased products directly from us. In addition to names and addresses, our database contains a variety of valuable information that may include age, purchasing history, stated interests, on-line behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties, marketing services, retail stores and direct marketing programs, as well as through acquisitions of companies that have database information. We analyze this data in detail, which we believe enables us to not only improve response rates from our own direct sales efforts but also to offer advertisers cost-effective ways of reaching highly targeted audiences.

•	Established Retail Brands and Marketing Franchises. Our principal retail brands and marketing franchises are well known by Generation Y consumers and by advertisers that target this market. Alloy, dELiA*s, CCS and Dan’s Comp are recognized brands among Generation Y consumers. Each of these multi-media brands targets a specific segment of the youth market through retail stores, catalogs and/or websites. For advertisers, our portfolio of marketing franchises, providing services under the Alloy Media + Marketing umbrella name, includes established marketers that target the youth market such as Market Place Media, 360 Youth, Alloy Marketing and Promotions, On Campus Marketing and Private Colleges & Universities, which collectively have over 60 years of experience in creating and implementing advertising and marketing programs targeting the youth market.

•	Strong Relationship with Advertisers and Marketing Partners. We provide advertisers and marketing partners with highly targeted, measurable and effective means to reach the Generation Y audience. Our seasoned advertising sales force of over 120 professionals has established strong relationships with youth marketers. During fiscal year ended January 31, 2005, we had over 1,800 advertising clients, including AT&T Wireless (Cingular), Citibank, Geico, Paramount Pictures, Procter & Gamble, Qwest Communications, Simon Brand Ventures, and Verizon Wireless.
      Within our two divisions, we generate revenue from three reportable segments:

Alloy Merchandising Group:

1. Direct Marketing

2. Retail Stores

Alloy Media + Marketing:

3. Sponsorship and Other Activities
Alloy Merchandising Group
Direct Marketing Segment
      Our direct marketing segment derives revenues from sales of merchandise to consumers through our catalogs and websites. Direct marketing revenues for the fiscal years ended January 31, 2005 (“fiscal 2004”), January 31, 2004 (“fiscal 2003”) and January 31, 2003 (“fiscal 2002”) were $154.3 million, $156.8 million, and $167.6 million, respectively.
      Each of our catalogs and associated websites targets a particular segment of Generation Y and offers products of interest to its audience.
      Alloy — Our Alloy catalog ranges in length from 40 to 80 pages and offers for sale an assortment of apparel, accessories, and footwear targeting Generation Y girls. During fiscal 2004, we mailed 14 versions of the Alloy catalog and allocated up to 8 pages per catalog to our advertising clients and marketing partners. Our flagship website (WWW.ALLOY.COM) provides a broad range of merchandise, community, and content for Generation Y girls. Through this website, we offer the apparel items, outerwear, accessories, footwear and cosmetics that are available in our Alloy catalogs, as well as additional products and special offers.
      dELiA*s — Our dELiA*s catalog, targeting Generation Y girls, ranges from 48 to 100 pages in length and offers a variety of apparel, accessories and home furnishings. We acquired dELiA*s in September 2003. During fiscal 2004, 15 versions of the dELiA*s catalog were mailed and up to 8 pages per catalog were allocated to our advertising clients and marketing partners. Our dELiA*s website (WWW.dELiAs.COM) is designed to complement the catalog and offers the same accessories, apparel items and footwear as are offered in the catalog, as well as additional products and special offers.

      CCS — Our CCS catalog, which targets Generation Y boys, ranges from 30 to 104 pages in length and offers an assortment of action sports equipment, such as skateboards and snowboards, and related apparel, accessories and footwear. We mailed 10 versions of the CCS catalog during fiscal 2004 and allocated up to 6 pages per catalog to our advertising clients and marketing partners. Our CCS website (WWW.CCS.COM) features products, content and community for action sports enthusiasts. We offer the same action sports equipment and related accessories, apparel items and footwear that are found in our CCS catalogs, as well as additional products and special offers.
      Dan’s Comp — Our Dan’s Comp catalog, which also targets Generation Y boys, ranges from 100 to 108 pages, focuses on the BMX bike market and offers BMX bikes, parts and safety equipment, as well as related apparel, accessories and footwear. We mailed 6 versions of the Dan’s Comp catalog during fiscal 2004 and allocated up to 6 pages per catalog to our advertising and marketing clients. Our Dan’s Comp website (WWW.DANSCOMP.COM) is a popular online destination for BMX bike enthusiasts through which we offer consumers the same BMX bike sports equipment and related accessories, apparel items and footwear that we offer in our Dan’s Comp catalogs, as well as additional products and special offers.

Direct Marketing Strategy
      Our direct marketing strategy is designed to minimize our exposure to trend risk and facilitate speed to market and product assortment flexibility. Our primary objective is to reflect, not lead, Generation Y styles and tastes. We select merchandise from what we believe are quality designers and producers, allowing us to stay current with the tastes of the market rather than to predict future trends. Our buyers and merchandisers work closely with our many vendors to tailor products to our specifications. Through this strategy, we believe we are able to minimize design risk and make final product selections only two to six months before the products are brought to market, not the typical six to nine months required by many apparel retailers.
      We have designed our operational processes to support our direct marketing strategy. Our buyers have years of experience working with Generation Y retail and direct marketing companies. We believe our staff has a proven ability to identify desirable products and ensure that our vendors meet specific guidelines regarding product quality and production time. At present, we rely heavily on domestic vendors who, generally speaking, have the ability to deliver products faster than foreign-based vendors. This speed to market gives us flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of Generation Y.
      Our direct marketing strategy also enables us to manage our inventory levels efficiently. We attempt to limit the size of our initial merchandise orders and rely on quick re-order ability. Because we do not make aggressive initial orders, we believe we are able to limit our risk of excess inventory. Additionally, we have several methods for clearing slow moving inventory, ranging from clearance sales to tent sales to Internet offers. These methods complement the selling capacity of our dELiA*s outlet stores.
      Because Alloy, dELiA*s, CCS and Dan’s Comp are recognized and popular brands among Generation Y consumers, our websites and catalogs are a valuable marketing tool for our vendors. As a result, our vendors often grant us online and catalog exclusivity for products we select. We believe this exclusivity makes the merchandise in the Alloy, dELiA*s, CCS and Dan’s Comp catalogs more attractive to our target audience and protects us from direct price comparisons. Our merchandise selection includes products from more than 500 vendors. dELiA*s primarily carries its own branded merchandise as well as merchandise from well-known names including Paul Frank, IT Jeans, and Puma. Brands currently offered through Alloy include nationally recognized names such as Vans, Roxy/ Quiksilver and Dollhouse, as well as smaller, niche labels, including Paris Blues and Vigoss. CCS carries merchandise and equipment from major action sports brands such as World Industries, Osiris and Nike. Dan’s Comp merchandise includes a complete line of BMX-style bicycles, parts, safety equipment, apparel and accessories from brands including Huffy, Hoffman and Free Agent bikes, and Etnies, Split and DC apparel and footwear.

Ordering, Fulfillment and Customer Service
      We process dELiA*s customer orders and retail stock shipments through a warehouse and fulfillment center in Hanover, Pennsylvania. Our 200-seat call center is staffed with personnel in Westerville, Ohio. In fiscal 2004, we shipped an average of 21,000 units to retail stores and 9,000 customer packages per day from this center. Our busiest shipping days for dELiA*s involved shipping 88,000 units to retail stores and 28,000 customer packages for the direct marketing segment. We use an integrated picking, packing and shipping system with a live connection to our direct order entry system. The system monitors the in-stock status of each item ordered, processes orders and generates warehouse selection tickets and packing slips for order and fulfillment operations that we acquired in connection with our acquisition of dELiA*s.
      During the third quarter of fiscal 2003, we made the strategic decision to consolidate substantially all of our fulfillment activities for our Alloy and CCS units to our distribution center in Hanover, Pennsylvania, where dELiA*s customer orders are also processed. During April 2004, we transferred the Alloy call center operations to our Westerville, Ohio location and began to fulfill and ship Alloy orders from our Hanover, Pennsylvania warehouse. In May 2004, we transferred order-taking, fulfillment, and shipments related to our CCS direct marketing brand to our call center in Westerville, Ohio and our warehouse in Hanover, Pennsylvania.
      We process Dan’s Comp orders through our own 47-seat call center and warehouse facility located in Mt. Vernon, Indiana. We staff our Dan’s Comp call center and warehouse with our own employees. The Dan’s Comp fulfillment center has approximately 29,000 square feet of warehouse space.
      We believe that high levels of customer service and support are critical to the value of our services and to retaining and expanding our customer base. We routinely monitor customer service calls at each of our call centers for quality assurance purposes. Additionally, we review our call and fulfillment centers’ policies and distribution procedures on a regular basis. A majority of our catalog and Internet orders are shipped within 48 hours of credit card approval. In cases in which the order is placed using another person’s credit card and exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to ten business days after shipping. Our shipments are generally carried to customers by United Parcel Service and the United States Postal Service.
      Sales personnel are available for the Alloy brand 24 hours a day, 7 days a week through multiple toll-free telephone numbers and trained customer service representatives are available from 8:00 A.M. to 12:00 A.M Eastern Time (“ET”), 7 days a week. CCS trained customer service representatives and sales personnel are available from 8:00 A.M. to 1:00 A.M. ET, 7 days per week. Dan’s Comp customer service representatives and sales personnel are available from 9:00 A.M. to 10:00 P.M. ET, Monday through Friday; from 10:00 A.M. to 8:00 P.M. on Saturday, and from 12 P.M. to 8 P.M. on Sunday. dELiA*s trained customer service representatives are available from 8:00 A.M. to 12:00 A.M. ET, 7 days per week, while sales personnel are available 24 hours a day, 7 days per week. The same management team, with dedicated personnel for each brand, now handles Alloy and CCS customer service and sales calls, all during the same service hours. The representatives guide customers through the order process, monitor order progress and provide general information about our products such as sizing advice and product features.
Retail Stores Segment
      Our retail stores segment derives revenue primarily from the sale of apparel and accessories to consumers through dELiA*s retail and outlet stores. Our operation of all dELiA*s stores commenced with the acquisition of dELiA*s in September 2003. The dELiA*s retail stores display merchandise exclusively in mall stores and sell directly to customers who visit those locations. As of January 31, 2005, we operated 55 dELiA*s stores, including 6 outlet stores, in 22 states. Our retail stores range in size from 2,500 to 5,150 square feet, with an average size of approximately 3,770 square feet. Retail stores segment revenues for fiscal 2004 were $64.0 million, including $7.2 million from our outlet stores.
      Store Operations. Each store is open during mall shopping hours and has a manager, one or more assistant managers, and approximately six to twelve part-time sales associates. District managers supervise approximately four to seven stores covering a wide geographic area, with approximately four or five district managers reporting to one of two regional managers. District managers, store managers, assistant store managers and part-time sales associates participate in an incentive program which is based on achieving predetermined sales-related goals in their respective stores or districts. dELiA*s has well-established store operating policies and procedures and an extensive in-store training program for new store managers and assistant store managers. We place great emphasis on our loss prevention program in order to control inventory shrinkage and ensure policy and procedure compliance.

      During fiscal 2004, we did not open any new dELiA*s stores. Historically, dELiA*s’ site selection strategy has been to locate its stores primarily in regional malls serving markets that meet its demographic criteria, including average household income and population density. In addition, dELiA*s has aligned potential sites with the concentration of customers in its direct marketing segment. It also has considered mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. In fiscal 2004, we closed 6 of the 17 dELiA*s retail stores which had previously been identified as having the potential to be closed during the fiscal 2003 assessment of dELiA*s’ store portfolio. This assessment included an estimation of store exit, lease costs, and severance. Additionally, we closed one other store due to the expiration of the lease. We continue to evaluate underperforming stores as we rationalize our current portfolio and execute our dELiA*s retail store operations.
      The growth of the retail stores segment is dependent upon our ability to operate stores on a profitable basis. As we decide to open additional retail locations, our ability to expand our retail store operations successfully will be dependent upon a number of factors, including sufficient demand for our merchandise in existing and new markets, our ability to locate and obtain favorable store sites, the negotiation of acceptable lease terms, the acquisition of adequate merchandise supply, and the hiring and training of qualified management and other employees.
Alloy Media + Marketing
Sponsorship and Other Activities Segment
      Alloy Media + Marketing generates revenue in our sponsorship and other activities segment This segment derives revenue largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs primarily to reach Generation Y. Advertisers can reach Generation Y through integrated marketing programs that include our catalogs, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that we provide. Sponsorship and other revenues for fiscal 2004, 2003 and 2002 were $184.3 million, $185.0 million, and $131.8 million, respectively.
      “Alloy Media + Marketing” is the umbrella name for all of our media and marketing brands, which include: Alloy Marketing and Promotions, 360 Youth, American Multicultural Marketing/ Market Place Media, Alloy Education, Alloy Entertainment, Alloy Out-of-Home, and Alloy Mall Marketing Services.

•	Alloy Marketing and Promotions (“AMP”) — AMP is our promotional marketing unit specializing in event and field marketing, sampling and acquisitions programs, Internet design services and consumer research. AMP clients include AT&T, Verizon Wireless, L’Oreal, Hasbro, Panasonic, New Balance and Paramount Pictures.

•	360 Youth — 360 Youth is our media and marketing arm that provides media and advertising placement solutions for marketers targeting young adults. 360 Youth enables Fortune 500 companies and other advertising clients to reach millions of consumers each month through a comprehensive mix of programs incorporating proprietary media assets such as school-based media boards, websites and catalogs, as well as college, high school, military base and multi-cultural newspapers. We own and operate over 50,000 display media boards that are located in high traffic areas on college and high school campuses, movie theaters, and other locations. These one, two or three panel display media boards often feature full color, backlit advertising as well as scrolling electronic messaging. Through our newspaper advertising units, we are able to connect advertisers with more than 55 million readers throughout the United States.

•	American Multicultural Marketing (“AMM”)/ Market Place Media (“MPM”) — AMM and MPM are our media placement agencies serving the college, multi-cultural and military markets for a variety of non-company owned print and broadcast properties.

•	Alloy Education — Alloy Education includes among others: Private Colleges & Universities, American Colleges & Universities, Careers and Colleges Magazines, Careers and Colleges, eStudentLoan.com and Wintergreen Orchard House.

•	Private Colleges & Universities — Under the Private Colleges & Universities brand, we publish over 30 editions of targeted college guides providing information about private colleges and universities and the admissions process to college-bound high school students, their parents, and high-school guidance counselors. Our editions target students based on academic achievement, geography and special interests such as science and medicine, among others. We distribute our guidebooks to college-bound students across the United States. Complementing our published college and university guides, our Private Colleges & Universities websites (WWW.PRIVATECOLLEGES.COM and WWW.CAREERSANDCOLLEGES.COM) provide information on colleges and universities to college-bound high school students. Hundreds of colleges and universities advertise their programs and recruit students via these websites.

•	Careers and Colleges — Our Careers and Colleges magazine is published four times a year and distributed to high school students via high school guidance counselors. It is an advertiser-supported publication that provides advice to students on choosing a career, selecting a school and paying for college.

•	EStudentLoan — Our eStudentLoan websites (WWW.ESTUDENTLOAN.COM and WWW.ABS-OLUTELYSCHOLARSHIPS.COM) feature college scholarship and financial aid database search engines. These websites complement our college recruitment publications and websites to serve the college-bound segment of Generation Y.

•	Alloy Entertainment (formerly “17th Street Productions”) — Through Alloy Entertainment, we develop youth entertainment properties including books and concepts for television series and motion pictures. We believe we are the largest packager of books for the teen market. Some of our properties include Sweet Valley High, The Sisterhood of the Traveling Pants, Gossip Girl and The A-List.

•	Alloy Out-of-Home — Alloy Out-of-Home is our media board unit. Through this unit we offer third party advertisers access to more than 50,000 media boards located throughout the United States in high traffic areas, including college and university campuses, high school locker rooms and restaurants. Alloy Out-of-Home includes our Insite Advertising and Onsite Promotions divisions.

•	Insite Advertising — InSite is our national indoor media company targeting consumers between the ages of 18-34, which we acquired in March 2004.

•	Onsite Promotions — OnSite Promotions is the event-marketing and promotions division of InSite, which creates customized promotional programs for out-of-home agencies.

•	Alloy Mall Marketing Services (“AMMS”) — AMMS is a marketing and promotion division. Currently, AMMS is functioning as an independent contractor for XM Satellite Radio, Inc. (“XM”) offering customers XM programming packages at kiosks stationed in malls throughout the United States.
On Campus Marketing (“OCM”)
      OCM is our college-focused specialty marketing business, which provides to college students and their parents a variety of college- or university-endorsed products. Products range from residence hall linens to care packages to diploma frames directly or through one of its divisions, Collegiate Carpets or Carepackages.

Sales & Marketing Salesforce
      Our advertising sales organization includes over 120 sales professionals who are either account managers generally responsible for specific geographic regions or product specialists. Our account managers and product specialists work closely together to cross-sell our media assets and marketing capabilities to existing advertising customers and to build relationships with new advertisers. Our account managers are trained and motivated to sell the entire portfolio of our media and advertising services, including:

•	advertising in our custom publications, catalogs and websites;

•	advertising on our display media boards;

•	marketing programs such as product sampling, customer acquisition programs and promotional events; and

•	advertising in college, high school, military base and multi-cultural newspapers.
      Our advertisers come from a wide range of industries that target the Generation Y audience, including apparel, consumer goods and electronics, health and beauty, entertainment, financial services, colleges and universities, food and beverage and others.
Infrastructure, Operations and Technology
      Our operations depend on our ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, malicious actions or similar events.
      Where appropriate, we have implemented disaster recovery programs for our various businesses. Critical files are copied to backup tapes each night and regularly stored at secure off-site storage facilities. Arrangements have also been made for the availability of third-party “hot sites” as well as telecommunications recovery capability. Our servers connect to uninterruptible power supplies to provide back-up power at the operations facilities within milliseconds of a power outage. Redundant Internet connections and providers deliver similar protection for our online services. We strive for no downtime in our online services. Critical network components of the system are also redundant. We implemented these various redundancies and backup measures in order to minimize the risk associated with unexpected component failure, maintenance or upgrades, or damage from fire, power loss, telecommunications failure, break-ins, computer viruses, “denial of service” (DOS) attacks, hacking and other events beyond our control.
      Currently, we license commercially available technology whenever possible instead of dedicating our financial and human resources to developing proprietary online infrastructure solutions. We provide most services related to maintenance and operation of our websites internally, under the direction of our Chief Technology Officer. SAVVIS Communications Corp and Equinix Inc., third-party providers located in Sterling, Virginia and Ashburn, Virginia, respectively, provide us with co-location, power and bandwidth (i.e., our Internet connection). Our infrastructure is scaleable which allows us to adjust quickly to our expanding user base. We took steps upon the acquisition of dELiA*s to migrate its commercial systems from the Savvis data center in Jersey City, New Jersey into our standard, redundant facility in Virginia. This migration was completed in the second quarter of fiscal 2004. Other data and voice systems in the call center and fulfillment center were hardened and made redundant with the addition of backup circuits, sonet rings, and other system upgrades. These initiatives were also completed in fiscal 2004.
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
      We compete for users and advertisers with many media companies, including companies that target, as we do, Generation Y consumers. These include Generation Y-focused magazines such as Seventeen, YM, Teen and Teen People; teen-focused television and cable channels such as the WB Network and MTV; websites primarily focused on the Generation Y demographic group; and online service providers with teen-specific channels, such as America Online.
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
Seasonality
      Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns and the impact of acquisitions. Sales of apparel, accessories, footwear and action sports equipment through our websites, catalogs and retail stores have typically been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. We believe that advertising and sponsorship sales follow a similar pattern, with higher revenues in the third and fourth quarters (particularly the third quarter) as marketers more aggressively attempt to reach our Generation Y audience during these major spending seasons as well as capture student interest at the outset of the school year.
Intellectual Property
      We have registered the Alloy name, among other trademarks, with the United States Patent and Trademark Office. Applications for the registration of certain of our trademarks and service marks are currently pending. We also use trademarks, trade names, logos and endorsements of our suppliers and partners with their permission.
Government Regulation
      We are subject, directly and indirectly, to various laws and governmental regulations relating to our business. The Internet is rapidly evolving and few laws or regulations directly apply to online commerce and community websites. Due to the increasing popularity and use of the Internet, governmental authorities in the United States and abroad may adopt laws and regulations to govern Internet activities. Laws with respect to online commerce may cover issues such as pricing, taxing, distribution, unsolicited e-mail (“spamming”) and characteristics and quality of products and services. Laws with respect to community websites may cover content, copyrights, libel, obscenity and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business, results of operations and financial condition.
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
      The United States Congress enacted the Children’s Online Privacy Protection Act of 1998 (“COPPA”) and the Federal Trade Commission (“FTC”) promulgated implementing regulations, which became effective in 2000. The principal COPPA requirements apply to websites, or those portions of websites, directed to children under age 13. COPPA mandates that individually identifiable information about minors under the age of the 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology, subject to certain limited exceptions. As a part of our efforts to comply with these requirements, we do not knowingly collect personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain of our websites in an effort to prohibit persons under the age of 13 from registering. This will likely dissuade some percentage of our customers from using such websites, which may adversely affect our business. While we use our best efforts to ensure that our websites are compliant with COPPA, our efforts may not have been successful. If it turns out that one or more of our websites is not COPPA compliant, we may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our business.
      A number of government authorities both in the United States and abroad, as well as private parties, are increasing their focus on privacy issues and the use of personal information. Well-publicized breaches of data privacy and consumer personal information have caused federal and state legislators to introduce data privacy legislation at the state and federal level, any of which, if enacted, could adversely affect our business. Several states, including California and Pennsylvania, have recently enacted legislation penalizing the misuse of personal information in violation of published privacy policies. In addition to the specific privacy policy statutes, the FTC and attorneys general in several states have investigated the use of personal information by some Internet companies under existing consumer protection laws. In particular, an attorney general may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. As a result, we review our privacy policies on a regular basis and we believe we are in compliance with relevant federal and state laws. However, our business could be adversely affected if new regulations or decisions regarding the use and/ or disclosure of personal information are made, or if government authorities or private parties challenge our privacy practices.
      In December, 2003, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) was enacted by the United States Congress, and became effective on January 1, 2004. The FTC has promulgated various regulations applying CAN-SPAM and has enforcement authority for violations of CAN-SPAM. CAN-SPAM regulates “commercial electronic mail messages,” (i.e., e-mail) the primary purpose of which is to promote a product or service. Among its provisions are ones requiring specific types of disclosures in covered e-mails, requiring specific opt-out mechanisms and prohibiting certain types of deceptive headers. Violations of its provisions may result in civil money penalties and criminal liability. Although the FTC has publicly announced that it does not at the present time intend to do so, CAN-SPAM further authorizes the FTC to establish a national “Do Not E-Mail” registry akin to the recently adopted “Do Not Call Registry” relating to telemarketing. Any entity that sends commercial e-mail messages, such as Alloy and our various subsidiaries, and those who re-transmit such messages, must adhere to the CAN-SPAM requirements. The Federal Communications Commission has also recently promulgated CAN-SPAM regulations prohibiting the sending of unsolicited commercial electronic e-mails to wireless e-mail addresses and has released a “Do Not E-Mail” registry applicable to wireless domain addresses, some of which may be in our databases. Compliance with these provisions may limit our ability to send certain types of e-mails on our own behalf and on behalf of various of our advertising clients, which may adversely affect our business. While we intend to operate our businesses in a manner that complies with the CAN-SPAM provisions, we may not be successful in so operating. If it turns out we have violated the provisions of CAN-SPAM we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.
      The European Union Directive on the Protection of Personal Data may affect our ability to make our websites available in Europe if we do not afford adequate privacy to European users. Similar legislation has been passed in other jurisdictions, including Canada, and may have a similar effect. Legislation governing privacy of personal data provided to Internet companies is in various stages of development and implementation in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective.
Employees
      As of January 31, 2005, we had 1,282 full-time and 3,812 part-time employees. Of the 1,282 full-time employees, 39 were senior management; 430 worked in sales, marketing and sales support; 65 worked in finance; 329 worked in warehouse/fulfillment/customer service; 236 worked in other management and personnel; and 183 were employed by our dELiA*s retail stores. The 3,812 part-time staff primarily includes employees working on Alloy Media + Marketing promotional and marketing events, in our dELiA*s retail stores and at our merchandising warehouse/fulfillment and customer service facilities.
      None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.
Financial Information About Segments
      Financial information about our segments is summarized in Note 18 to our consolidated financial statements referenced in Item 8 of this Annual Report on Form 10-K and presented in the annex, beginning at page F-1, as well as our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports.
Website Access to Reports
      Our corporate website is WWW.ALLOYINC.COM. Our periodic and current reports, and any amendments to those reports, are available free of charge on the “Investor Relations” page of this website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The items and information on our website are not a part of this Annual Report on Form 10-K.
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
      Since our inception in January 1996, we have incurred significant net losses. We have reported positive net income for only one full fiscal year (fiscal 2002). As of January 31, 2005, we had an accumulated deficit of approximately $218.9 million.

Our business may not grow in the future.
      Since our inception, we have rapidly expanded our business, growing from revenues of $2.0 million for fiscal 1997 to $402.5 million for fiscal 2004. Our continued growth will depend to a significant degree on our ability to increase revenues from our direct marketing and retail businesses, to maintain existing sponsorship and advertising relationships and develop new relationships, to identify and integrate successfully acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and any new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control, including the continuing appeal of our media and marketing properties to Generation Y consumers, the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services, our ability to select products that appeal to our customer base and to market such products effectively to our target audience, our ability to attract, train and retain qualified employees and management and our ability to make additional strategic acquisitions. There can be no assurance that we will be able to implement our growth strategy successfully.

We may fail to use our Generation Y database and our expertise in marketing to Generation Y consumers successfully, and we may not be able to maintain the quality and size of our database.
      The effective use of our Generation Y consumer database and our expertise in marketing to Generation Y are important components of our business. If we fail to capitalize on these assets, our business will be less successful. As individuals in our database age beyond Generation Y, they may no longer be of significant value to our business. We must therefore continuously obtain data on new individuals in the Generation Y demographic in order to maintain and increase the size and value of our database. If we fail to obtain sufficient new names and information, or if the quality of the information we gather suffers, our business could be adversely affected. Moreover, other Generation Y- focused media businesses possess similar information about some segments of our target market. We compete for sponsorship and advertising revenues based on the comprehensive nature of our database and our ability to analyze and interpret the data in our database. Accordingly, if one or more of our competitors were to create a database similar to ours, or if a competitor were able to analyze its data more effectively than we are able to analyze ours, our competitive position, and therefore our business, could suffer.

Our success depends largely on the value of our brands, and if the value of our brands were to diminish, our business would be adversely affected.
      The prominence of our Alloy, dELiA*s, CCS and Dan’s Comp catalogs and websites among our Generation Y target market, and the prominence of our Alloy Media + Marketing brands, including Market Place Media, 360 Youth and Private Colleges & Universities, with advertisers are key components of our business. If our consumer brands or their associated merchandise and content lose their appeal to Generation Y consumers, our business would be adversely affected. The value of our consumer brands could also be eroded by misjudgments in merchandise selection, the license of the dELiA*s brand to JLP Daisy LLP or by our failure to keep our content current with the evolving preferences of our audience. These events would likely also reduce sponsorship and advertising sales for our merchandise and publishing businesses and may also adversely affect our marketing and services businesses. Moreover, we intend to continue to increase the number of Generation Y consumers we reach, through means that could include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. In addition, we currently plan to undertake a roll-out of additional and new items in our retail business. If these items do not appeal to our targeted Generation Y consumers, our business will suffer materially. Misjudgments by us with respect to these matters could damage our existing or future brands. If any of these developments occur, our business would suffer and we may be required to write-down the carrying value of our goodwill.

If we are unable to protect the confidentiality of our proprietary information and know-how, the commercial value of our technology could be reduced.
      We rely on the protection of trademarks, trade secrets, know-how, confidential and proprietary information to maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we generally enter into confidentiality agreements with our employees, consultants, and contractors upon the commencement of our relationship with them. These agreements typically require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. Even if obtained, these agreements may not provide meaningful protection for our trade secrets or other proprietary information or an adequate remedy in the event of their unauthorized use or disclosure. The loss or exposure of our trade secrets or other proprietary information could impair our competitive position.

We may be involved in lawsuits to protect or enforce our intellectual property or proprietary rights that could be expensive and time-consuming.
      We may initiate intellectual property litigation against third parties to protect or enforce our intellectual property rights and we may be similarly sued by third parties. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings, if necessary, would be costly and divert our technical and management personnel from conducting our business. Moreover, we may not prevail in any of these suits. An adverse determination of any litigation or proceeding could affect our business, particularly in countries where the laws may not protect such rights as fully as in the United States.
      Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that disclosure of some of our confidential information could be compelled and the information compromised. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments that, if perceived as negative by securities analysts or investors, could have a substantial adverse effect on the trading price of our Common Stock.

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

We are considering a spin-off of all or a portion of our merchandising business from our media and marketing services business, and the resulting companies’ businesses may not succeed as stand-alone entities.
      In keeping with our intention to eventually separate our merchandising business from our media and marketing services business and finance a meaningful expansion of our retail franchise, we have entered into a letter of agreement with our largest shareholder, MLF Investments LLC, (which is controlled by one of our directors), whereby MLF Investments has agreed to backstop a $20 million rights offering. As part of the rights offering, persons receiving stock in the merchandising business in a full or partial spin-off would receive, at no cost, rights to purchase shares of common stock of the merchandise business at a specified exercise price. If the separation of the merchandising business does proceed, no assurance can be given that the remaining media and marketing services business would be able to thrive as a stand-alone entity, or that the newly separate merchandising business would succeed as a new entity. Any existing synergies that had resulted from the operation of the two businesses as part of the same entity would no longer be available to either company, and as a result both companies’ businesses and results of operations could suffer, if we decide to proceed with the separation.

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
      Since our acquisition of dELiA*s in September 2003, we have closed 8 retail stores as of January 31, 2005. Also, during the second quarter of fiscal 2004, we discontinued production of our Girlfriends LA and Old Glory catalogs due to their poor financial results and their limited ability to become profitable in the future in a highly competitive market, in order to allow us to focus on our core direct marketing brands. In the future, we could decide to close dELiA*s retail stores or curtail operations that are producing continuing financial losses. If we do so, we would be required to write down the carrying value of these impaired assets to realizable value, a non-cash event that would negatively impact our earnings and earnings per share. In addition, if we decide to close additional dELiA*s stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to severance obligations for the employees at such stores. These costs could negatively impact our financial results and cash position.

dELiA*s exclusive branding activities could lead to increased inventory obsolescence and could harm our relations with other vendors.
      dELiA*s promotion and sale of dELiA*s branded products have increased our exposure to risks of inventory obsolescence and other exposures normally associated with manufacturers. Accordingly, if a particular style of product does not achieve widespread consumer acceptance, we may be required to take significant markdowns, which could have a material adverse effect on our gross profit margin and other operating results. Additionally, there can be no assurance that dELiA*s promotion of its dELiA*s branded products will not negatively impact its and our relationships with existing vendors of branded merchandise. Moreover, dELiA*s exclusive brand development plans may include entry into joint venture and/or licensing/distribution arrangements, which may limit our control of these operations.

We depend largely upon a single distribution facility.
      Following our decision to consolidate our fulfillment activities for our Alloy and CCS units, the distribution functions for our Alloy, CCS and dELiA*s catalogs and all of our dELiA*s retail stores are handled from a single, owned facility in Hanover, Pennsylvania. Any significant interruption in the operation of this distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our customers and retail stores, which could cause our sales to decline. This could have a material adverse effect on our operations and results.

We may be required to recognize impairment charges.
      Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment that could substantially affect our reported earnings in a period of such change. For instance, during the fourth quarter of fiscal 2004 we completed our annual impairment review and recorded a $71.1 million charge to reduce the carrying value of goodwill and an approximate $1.0 million charge to reduce the carrying value of indefinite-lived intangible assets. The combined $72.1 million charge is reflected as a component of loss from operations in the accompanying consolidated statement of operations.
      Additionally, pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, (a triggering event), comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we performed an analysis of the recoverability of certain long-lived assets during the fourth quarter of fiscal 2004 and recorded an asset impairment charge of approximately $942,000.

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

Our catalog response rates may decline.
      Catalog response rates usually decline when we mail additional catalog editions within the same fiscal period. In addition, if we increase the number of catalogs distributed or mail our catalogs to a broader group of new potential customers, we believe that these new potential customers may respond at lower rates than existing customers have historically responded. We cross-mail our Alloy catalogs to dELiA*s’ catalog customers, and dELiA*s catalogs to Alloy catalog customers, which may result in lower response rates for each. Additionally, response rates for catalogs historically have declined in the short-term in geographic regions where new stores have opened. If and when we open additional new dELiA*s stores, we expect aggregate catalog response rates to decline further. These trends in response rates have had and are likely to continue to have a material adverse effect on our rate of sales growth and on our profitability and could have a material adverse effect on our business.

We rely on third-party vendors for merchandise, and they may not perform as we expect they will.
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
      We seek to avoid maintaining high inventory levels in an effort to limit the risk of outdated merchandise and inventory write-downs. If we underestimate quantities demanded by our customers and our vendors cannot restock, in time to meet customer demand, then we may disappoint customers who may then turn to our competitors. We require many of our vendors to meet minimum restocking requirements, but if our vendors cannot meet these requirements and we cannot find alternative vendors, we could be forced to carry more inventory than we have in the past.
      Our risk of inventory write-downs would increase if we were to hold large inventories of merchandise that prove to be unpopular.

Competition may adversely affect our business and cause our stock price to decline.
      Because of the perception that Generation Y is an attractive demographic for marketers, the markets in which we operate are competitive. Many of our existing competitors, as well as potential new competitors in this market, have longer operating histories, greater brand recognition, larger customer user bases and significantly greater financial, technical and marketing resources than we do. These advantages allow our competitors to spend considerably more on marketing and may allow them to use their greater resources more effectively than we can use ours. Accordingly, these competitors may be better able to take advantage of market opportunities and be better able to withstand market downturns than us. If we fail to compete effectively, our business could be materially and adversely affected and our stock price could decline.

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
      At present, we do not collect sales or other similar taxes in respect of direct shipments of goods to consumers into most states. However, various states or foreign countries seek to impose state sales tax collection obligations on out-of-state direct mail companies. Additionally, dELiA*s has been named as a defendant in an action by the Attorney General of the State of Illinois for failure to collect sales tax on purchases made online. We can give no assurance that other states in which dELiA*s maintains a retail store will not take similar action, and can give no assurance regarding the results of any such action. A successful assertion by one or more states that we or one or more of our subsidiaries should have collected or be collecting sales taxes on the direct sale of our merchandise could have a material adverse effect on our business.

We could face liability from, or our ability to conduct business could be adversely affected by, government and private actions concerning personally identifiable data, including privacy.
      Our direct marketing and database dependent businesses are subject to federal and state regulations regarding maintenance of the confidentiality of the names and personal information of our customers and the individuals included in our database. If we do not comply, with these regulations, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on our websites may adversely affect our business. For example, COPPA currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face civil penalties. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the company. If one or more attorneys general were to determine that our privacy policies fail to conform with state law, we also could face fines or civil penalties, any of which could adversely affect our business.

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
      We have been named as a defendant in a securities class action lawsuit relating to the allocation of shares by the underwriters of our initial public offering. We also have been named as a defendant in several purported securities class action lawsuits which have been consolidated by the court. Additionally, dELiA*s has been named as a defendant in a False Claims Act action brought by the Illinois Attorney General for its alleged failure to collect sales taxes on direct sales to Illinois residents. For more information on these litigations and others see Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

      While we believe there is no merit to these lawsuits, defending against them could result in substantial costs and a diversion of our management’s attention and resources, which could hurt our business. In addition, if we lose any of these lawsuits, or settle any of them on adverse terms, or on terms outside of our insurance policy limits, our stock price may be adversely affected.

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
      In addition, our Board of Directors adopted a stockholder rights plan, the purpose of which is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to all of our stockholders. The rights plan may have the effect of dissuading a potential acquirer from making an offer for our Common Stock at a price that represents a premium to the then current trading price.

Item 2.	Properties
      The following table sets forth information regarding the principal facilities, excluding retail stores, that we used during fiscal 2004. Except for the property in Hanover, PA, which we own, all such facilities are leased. We believe our facilities are well maintained and in good operating condition.

		Appr. Sq.
Location	Use	Footage

New York, NY	Corporate office	40,000
Chicago, IL	Advertising and sales office	16,000
Los Angeles, CA	Advertising and sales office	7,400
Boston, MA	Advertising and sales office	18,000
Mt. Vernon, IN	Dan’s Comp general office, call center, warehouse	40,000
Cranbury, NJ	360 Youth general office, AMP warehouse	80,000
New York, NY	dELiA*s general office space	36,000
Westerville, OH	Call center	15,000
Hanover, PA	Warehouse and fulfillment center	360,000
West Trenton, NJ	OCM office and warehouse	18,000
Chambersburg, PA	OCM warehouse	90,000

Item 3.	Legal Proceedings
      On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants the Company, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Landenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing Company stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934 (the “’34 Act”) and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, plaintiff filed an amended complaint against the Company, the individual defendants and the underwriters of the Company’s initial public offering. The amended complaint asserted violations of Section 10(b) of the ’34 Act and mirrored allegations asserted against scores of other issuers sued by plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the Court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to the Company, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. The Company participated in Court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of issuers (including the Company), insurers and plaintiffs and submitted to the Court. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing. If such approval is obtained, all claims against the Company and the individual defendants will be dismissed with prejudice.
      On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants the Company, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly were filed on behalf of persons who purchased our Common Stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of the ’34 Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by the Company to the market between August 1, 2002 and January 23, 2003. At a conference held on May 30, 2003, the court consolidated the actions described above. On August 5, 2003, Plaintiffs filed a consolidated class action complaint (the “Consolidated Complaint”) naming the same defendants, which supersedes the initial complaint. Relying in part on information allegedly obtained from former employees, the Consolidated Complaint alleges, among other things, misrepresentations of our business and financial condition and the results of operations during the period from March 16, 2001 through January 23, 2003 (the “class period”), which artificially inflated the price of our stock, including without limitation, improper acceleration of revenue, misrepresentation of expense treatment, failure to properly account for and disclose consignment transactions, and improper deferral of expense recognition. The Consolidated Complaint further alleges that during the class period the individual defendants and the Company sold stock and completed acquisitions using our stock. The parties have entered into a stipulation providing for the settlement of the claims against all defendants including the Company, for $6.75 million. That amount, was paid by the Company’s insurers, and was being held in escrow pending entry of an order and judgment following a hearing on the fairness of the proposed settlement. That hearing took place on November 5, 2004 and the District Court approved the stipulation and settlement and ordered that the class action litigation be dismissed with prejudice on December 2, 2004.
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
      On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s alleged failure to collect and remit use tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s filed a petition with the Illinois Appellate Court to consider and hear the appeal. All proceedings in this matter are stayed pending the resolution of the appeal. Management believes the proceedings will not have a material adverse effect on our financial condition or operating results.
      On or about April 6, 2005, a complaint was filed against the Company by NCR Corporation (“NCR”) in the United States District Court for the Southern District of Ohio Western Division (Dayton) alleging that the Company has been infringing upon seven patents owned by NCR. The complaint does not specify a specific dollar amount of damages sought by NCR. The Company believes these allegations are without merit.
      We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 4.	Submission of Matters to Vote of Security Holders
      No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our Common Stock has traded on The NASDAQ National Market under the symbol “ALOY” since our initial public offering in May 1999. The last reported sale price for our Common Stock on April 14, 2005 was $5.21 per share. The table below sets forth the high and low sale prices for our Common Stock during the periods indicated.

	Common
	Stock Price

	High	Low

FISCAL 2004 (Ended January 31, 2005)
First Quarter	$5.83	$4.56
Second Quarter	6.80	4.38
Third Quarter	5.20	3.07
Fourth Quarter	8.24	3.82
FISCAL 2003 (Ended January 31, 2004)
First Quarter	$6.35	$4.28
Second Quarter	8.00	5.85
Third Quarter	7.40	4.04
Fourth Quarter	5.69	4.11
      These prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders
      As of April 14, 2005, there were approximately 132 holders of record of the 43,179,579 outstanding shares of Common Stock.
Dividends
      We have never declared or paid cash dividends on our Common Stock. Currently, we intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate paying cash dividends in the foreseeable future.
Unregistered Sales of Securities
      On or about March 26, 2004, we issued an aggregate of 560,344 shares of Common Stock in connection with our acquisition of Insite Advertising, Inc., of which 442,975 shares were issued to the former owners of InSite Advertising, Inc., 86,207 shares are currently held in escrow to cover certain indemnification obligations of the former owners, and 31,162 shares were returned to Alloy as treasury stock as a result of a share reevaluation provision.
      The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the registration requirements of The Securities Act of 1933, as amended, provided by Regulation D under Section 4(2) of the Securities Act relating to sales by an issuer not involving a public offering. No underwriters were involved in the foregoing issuance of securities.
Issuer Purchases of Equity Securities
      During the first three quarters of fiscal 2004, the Company did not purchase any shares of its Common Stock. The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2004:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet be
	of Shares	Paid per	Announced	Purchased Under
	Purchased(1)	Share(1)	Program(2)	the Program(2)

Nov. 1, 2004 through Nov. 30, 2004	—	—	—	$7,016,000
Dec. 1, 2004 through Dec. 31, 2004	48,057	$6.50	—	7,016,000
Jan. 1, 2005 through Jan. 31, 2005	75,548	$6.64	—	7,016,000
Total	123,605	$6.59	—

(1)	These columns reflect the surrender to the Company of 123,605 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock to employees.

(2)	On January 29, 2003, the Company announced that the Board of Directors authorized the purchase of up to $10 million of the Company’s Common Stock. We purchased 600,000 shares for approximately $3.0 million during the first quarter of fiscal 2003 under this program.

Item 6.	Selected Financial Data.
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

	Year Ended January 31,

	2005	2004	2003	2002	2001

	(In thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA (1):
Net direct marketing revenues (2)	$154,256	$156,821	$167,572	$124,052	$76,736
Retail stores revenues(2)	63,986	30,103	—	—	—
Sponsorship and other activities revenues(2)	184,251	185,024	131,758	41,570	14,452

Total revenues	402,493	371,948	299,330	165,622	91,188
Cost of revenues	208,349	189,379	145,148	68,858	37,757

Gross profit	194,144	182,569	154,182	96,764	53,431
Operating expenses:
Selling and marketing	155,542	145,715	108,791	81,829	60,814
General and administrative	45,650	33,970	17,240	13,516	10,659
Amortization of goodwill and other intangible assets(5)	6,275	7,887	5,554	18,316	8,573
Impairment of goodwill and other indefinite-lived intangible assets(5)	72,102	60,638	—	—	—
Impairment of other long-lived assets	942	1,315	—	—	—
Restructuring charges	347	730	2,571	—	—

Total operating expenses	280,858	250,255	134,156	113,661	80,046

(Loss) income from operations	(86,714)	(67,686)	20,026	(16,897)	(26,615)
Interest income (expense), net	(4,529)	(2,003)	1,700	935	1,119
Other income	390	—	—	—	—
Realized (loss) gain on sale of marketable securities and write-off of investments, net	(755)	(247)	97	658	(4,193)
Provision (benefit) for income taxes	158	5,279	(1,472)	296	—

Net (loss) income	$(91,766)	$(75,215)	$23,295	$(15,600)	$(29,689)
Non-cash charge attributable to beneficial conversion feature of preferred stock issued(3)	—	—	—	6,745	—
Preferred stock dividends and accretion of discount	1,608	1,944	2,100	3,013	—

Net (loss) income attributable to common stockholders	$(93,374)	$(77,159)	$21,195	$(25,358)	$(29,689)

	Year Ended January 31,

	2005	2004	2003	2002	2001

	(In thousands, except share and per share data)
Basic net (loss) earnings attributable to common stockholders per common share (4)	$(2.19)	$(1.87)	$0.55	$(1.02)	$(1.61)

Weighted average basic common shares outstanding	42,606,905	41,175,046	38,436,256	24,967,678	18,460,042

Diluted net (loss) earnings attributable to common stockholders per common share (4)	$(2.19)	$(1.87)	$0.53	$(1.02)	$(1.61)

Weighted average diluted common shares outstanding	42,606,905	41,175,046	40,071,412	24,967,678	18,460,042

(1)	See Note 3 to the consolidated financial statements for a description of the effect of our acquisitions on the comparability of our selected financial information.

(2)	See Note 18 to the consolidated financial statements for financial data by reportable segment. In 2002, we changed the composition of our reportable segments. As a result, the amounts in the 2001 segment disclosures have been restated to conform to the 2002 composition of reportable segments.

(3)	See Note 10 to the consolidated financial statements for a description of the beneficial conversion features of our Series B Convertible Preferred Stock. The net loss attributable to common stockholders reflects the intrinsic value of the realization of a contingent beneficial conversion feature of preferred stock issued.

(4)	See Note 15 to the consolidated financial statements for an explanation of the determination of the number of common shares used in computing the amount of basic and diluted net (loss) income per common share and net (loss) income attributable to common stockholders per common share.

(5)	In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives that were acquired after June 30, 2001 are no longer amortized but instead evaluated for impairment at least annually. With respect to goodwill and intangibles with indefinite lives that were acquired prior to July 1, 2001, Alloy adopted the nonamortization provisions of SFAS No. 142 as of February 1, 2002.

	January 31,

	2005	2004	2003	2002	2001

	(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$25,137	$27,273	$35,187	$61,618	$9,338
Working capital	34,914	32,292	45,737	65,430	25,400
Total assets	359,133	450,009	434,600	310,207	106,908
Long-term debt and capital lease obligation, less current portion	3,578	743	93	358	103
Convertible redeemable preferred stock, net	16,042	14,434	15,550	15,046	—
Senior Convertible Debentures Due 2023	69,300	69,300	—	—	—
Total stockholders’ equity	$192,736	$281,295	$345,442	$249,734	$88,282

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related Notes included elsewhere in this Annual Report on Form 10-K. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those in Item 1 of Part I, “Business — Risk Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K.
Executive Summary and Outlook
      We are a media, marketing services, direct marketing and retail company primarily targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Our business is comprised of two distinct divisions: Alloy Merchandising Group and Alloy Media + Marketing. Alloy Merchandising Group consists of the direct marketing and retail stores reportable segments. Alloy Media + Marketing consists of the sponsorship and other activities reportable segment. Our direct marketing segment derives revenues from sales of merchandise to consumers through our catalogs and websites. Our retail stores segment derives revenue primarily from the sale, through dELiA*s retail and outlet stores, of merchandise to consumers. Our sponsorship and other activities segment derives revenue largely from traditional blue chip advertisers that seek to market Generation Y through our products and services including but not limited to our print publications, websites, and display media boards, as well as through promotional events, product sampling, customer acquisition programs and other marketing programs.
      Our loss from operations in fiscal 2004 was $86.7 million while our loss from operations in fiscal 2003 was $67.7 million. Our operating loss in fiscal 2004 is primarily the result of the write-down of goodwill and other intangible assets in our sponsorship and other segment, the losses associated with our dELiA*s retail stores, as reported in our retail stores segment, and increased corporate expenses due to our enlarged business and costs we faced as a result of increased litigation and related matters.
      With respect to our direct marketing and retail segments (collectively referred to as the merchandising businesses), much of our emphasis in 2004 has been placed on deriving synergies from the dELiA*s acquisition purchased in September of 2003. During the first half of the fiscal 2004, we ceased the operations of our Girlfriends LA and Old Glory catalog businesses, enabling us to remain focused on dELiA*s and Alloy as our brands to the Generation Y girl market and on CCS and Dan’s Comp as our brands to the Generation Y boy market. We also relocated the fulfillment and call center activities for the Alloy and CCS catalogs from a third-party facility to more efficient Company-owned facilities. We closed seven dELiA*s retail stores during fiscal 2004, and are now beginning to consider expanding our stores in a more effective and strategic manner. During the third quarter, we began to realize many of the synergies we expected to result from combining our direct marketing operations with those of dELiA*s, leveraging our combined scale, selling across our combined databases while controlling overall catalog circulation, and consolidating fulfillment operations in dELiA*s’ Hanover, Pennsylvania warehouse and Westerville, Ohio contact center. We anticipate that we will continue to realize these savings going forward.
      We continue to review expansion of our sponsorship and other businesses while also undertaking cost saving opportunities. In March 2004 we acquired InSite Advertising Inc., a national indoor media company, to further extend our marketing reach to include the 18-34 year old demographic. In addition, during the second quarter of fiscal 2004, 360 Youth, our youth media and marketing arm, entered into an arrangement with Regal CineMedia Corporationsm, the media subsidiary of Regal Entertainment Group (“REG”), the largest theatre operator in the world, to establish a multi-faceted, targeted marketing channel throughout REG’s theatre circuit. The REG theatre network extends our advertising reach to over 300 million annual theatergoer visits, and marks our further expansion from our youth market foundation into the young adult market. Separately, in an effort to improve earnings in our sponsorship business we have been selectively eliminating positions and reducing other fixed costs, while adding sales specialists in a number of our business units to pursue regional and local sales opportunities.

      A number of key management changes have been made in strategic areas to establish the creative, buying and planning teams necessary to execute the successful selection and presentation of merchandise to gain consumer acceptance. We have also added a number of individuals in our sponsorship division as a result of acquisitions and other hires. We believe that these individuals are highly qualified for the positions for which they were hired and bring with them extensive cross-functional management skills. As an overall corporate initiative, we intend to continue pursuing our previously announced exploration of separating our sponsorship and merchandising businesses at an opportune time in the foreseeable future.
      We have entered into a letter of agreement with our largest shareholder, MLF Investments LLC (which is controlled by one of our directors), whereby MLF Investments has agreed to backstop a contemplated $20 million rights offering of shares of common stock of the merchandise business at a specified exercise price. By agreeing to backstop this proposed offering, MLF Investments has committed to purchasing the unsubscribed portion of such shares. The letter agreement contemplates an exercise price that would be equivalent to a $175 million pre-money valuation on the merchandise business. As we pursue strategic alternatives for positioning and financing the merchandise business, we believe that the arrangement we have made with MLF Investments presents an option. The Company is currently analyzing a number of strategic alternatives for its merchandising business. No decision has yet been made by the Board to proceed with either the separation of the merchandise business or the rights offering, and no determination has yet been made about possible distribution ratios for the potential separation or subscription ratios for the possible rights offering. In the meantime, the Company has decided to redeem its Series B Preferred Stock in exchange for Alloy Common Stock to devote corporate capital to fund retail expansion and other operational requirements.
Critical Accounting Policies and Estimates
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. The estimates that required management’s most difficult, subjective or complex judgments are described below:

Revenue Recognition
      Direct marketing revenues are recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon our return policy, historical experience and evaluation of current sales and returns trends. Merchandise revenues also include shipping and handling billed to customers. Shipping and handling costs are reflected in Selling and Marketing expenses in the accompanying consolidated statements of operations, and approximated $10.7 million, $12.9 million and $14.7 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.
      Retail store revenues are recognized at the point of sale, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon our return policy, historical experience and evaluation of current sales and returns trends.
      Sponsorship revenues consist primarily of advertising provided for third parties in our media properties or via marketing events or programs we execute on an advertiser’s behalf. Revenue under these arrangements is recognized, net of the commissions and agency fees, when the underlying advertisement is published, broadcasted or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an “impression” or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized as earned pro rata on a monthly basis over the estimated economic life of the catalog. Billings in advance of advertising delivery are deferred until earned.
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

Inventories
      Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. We record adjustments to the value of inventory based upon our forecasted plans to sell our inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing their valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that we may ultimately realize upon the disposition of inventories if future economic conditions, trends, or competitive conditions differ from our estimates and expectations. These estimates affect the balance of Inventory on our consolidated balance sheets and Cost of Goods Sold on our consolidated statements of operations and comprehensive (loss) income.

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

Goodwill and Intangible Assets
      Prior to February 1, 2002, goodwill, which represents the excess of purchase price over the fair value of net assets acquired, was being amortized on a straight-line basis over the expected future periods to be benefited, ranging from three to five years. Effective February 1, 2002, we adopted SFAS No. 142, which eliminates amortization of goodwill and intangible assets deemed to have indefinite lives, and requires these assets to be subject to annual impairments tests. Intangible assets consist of trademarks, mailing lists, customer relationships, noncompetition agreements, websites and marketing rights acquired in connection with our business acquisitions. Trademarks currently have indefinite lives; however, the other identified intangible assets are amortized over their expected benefit periods, ranging from two to eight years.

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
      Considerable management judgment is necessary to estimate the fair value of our reporting units which also may be impacted by future actions taken by us and our competitors and the economic environment in which we operate. These estimates affect the balance of Goodwill and Intangible and Other Assets on our consolidated balance sheets and Operating Expenses on our consolidated statements of operations and comprehensive (loss) income.

Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, which we adopted in 2002, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Results of Operations and Financial Condition

Consolidated Results of Operations
      The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	Year Ended January 31,

	2005	2004	2003

STATEMENTS OF OPERATIONS DATA
Net direct marketing revenues	38.3%	42.2%	56.0%
Retail stores revenues	15.9	8.1	—
Sponsorship and other revenues	45.8	49.7	44.0

Total revenues	100.0	100.0	100.0
Cost of revenues	51.8	50.9	48.5
Gross profit	48.2	49.1	51.5
Operating expenses:
Selling and marketing	38.6	39.2	36.3
General and administrative	11.3	9.1	5.8
Amortization of other intangible assets	1.6	2.1	1.9
Impairment of goodwill and other indefinite-lived intangible assets	17.9	16.3	—
Impairment of long-lived assets	0.2	0.4	—
Restructuring charges	0.1	0.2	0.8
Total operating expenses	69.7	67.3	44.8
(Loss) income from operations	(21.5)	(18.2)	6.7
Interest (expense) income, net	(1.1)	(0.5)	0.6
Realized (loss) gain on available-for-sale marketable securities and write-off of investments, net	(0.2)	(0.1)	0.0
Provision (benefit) for income taxes	0.0	1.4	(0.5)
Net (loss) income	(22.8)	(20.2)	7.8
Preferred stock dividends and accretion of discount	0.4	0.5	0.7
Net (loss) income attributable to common stockholders	(23.2)%	(20.7)%	7.1%

Segment Results of Operations
      The table below presents our operating (loss) income by segment for fiscal 2004, fiscal 2003, and fiscal 2002.

	For Years Ended January 31,			Percent Change

	2005	2004	2003	2004 vs 2005	2003 vs 2004

	Operating (Loss) Income			Operating (Loss) Income

Direct marketing	$8,230	$(63,296)	$3,108	NM	NM
Retail stores	(6,701)	(2,574)	—	160.3%	NM
Sponsorship and other	(53,771)	25,258	29,210	NM	(13.5)%
Corporate	(34,472)	(27,074)	(12,292)	27.3	120.3

Total operating (loss) income	$(86,714)	$(67,686)	$20,026	28.1%	NM

NM-Not meaningful

Fiscal 2004 Compared with Fiscal 2003

Revenues
      Total Revenues. Total revenues increased 8.2% to $402.5 million for fiscal 2004 from $371.9 million for fiscal 2003.
      Direct Marketing Revenues. Direct marketing revenues decreased 1.6% to $154.3 million in fiscal 2004 from $156.8 million in fiscal 2003. The decrease in direct marketing revenues for fiscal 2004 versus fiscal 2003 was due primarily to the decreased sales from our Alloy, Girlfriends LA, Old Glory, CCS and Dan’s Comp brands. We ceased the catalog operations of our Girlfriends LA and Old Glory brands during the first quarter of fiscal 2004. The decrease in revenues in our Alloy, CCS and Dan’s Comp brands resulted primarily from a planned decline in the number of catalog pages circulated to prospects outside our database and to non-buyers inside our database. This decrease was partially offset by the inclusion of a full year of direct marketing revenues generated from our dELiA*s brand which we acquired in September 2003. Our 2003 results only included 5 months of dELiA*s direct marketing revenue.
      Retail Stores Revenues. Retail stores revenues totaled $64.0 million for fiscal 2004 compared with $30.1 million for fiscal 2003. The retail stores revenue was generated from the 62 dELiA*s retail stores that were open for all or some portion of fiscal 2004. During fiscal 2004, we closed 7 of these retail stores. As of January 31, 2005, we operated 55 dELiA*s retail stores. Our retail stores were acquired on September 4, 2003 in connection with the dELiA*s acquisition, therefore, our total retail store revenue for fiscal 2003 reflects approximately 5 months of retail store revenues, while our total retail store revenue for fiscal 2004 reflects a full 12 months.
      Sponsorship and Other Activities Revenues. Sponsorship and other activities revenues decreased to $184.3 million in fiscal 2004 from $185.0 million in fiscal 2003. The decrease in sponsorship and other revenues in fiscal 2004 as compared with fiscal 2003 is primarily due to a decrease in revenue generated from our event marketing and promotional programs and newspaper advertising placement business. This decrease was partially offset by the sponsorship and other revenues generated by InSite, which we acquired in March 2004, and the inclusion of a full year’s revenue from OCM, which we had acquired in May 2003.

Cost of Revenues
      Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse and retail stores, together with the direct costs attributable to the sponsorship and advertising programs we provide and the marketing publications we produce. Our cost of revenues increased 10.0% in fiscal 2004 to $208.3 million from $189.4 million in fiscal 2003. The increase in cost of revenues was due primarily to a full year’s cost of revenues for the cost of merchandise sold by dELiA*s (acquired in September 2003), offset partially by decreases in cost of goods sold related to the revenue declines of the Alloy, CCS and Dan’s Comp direct marketing brands.
      Our gross profit as a percentage of total revenues decreased to 48.2% in fiscal 2004 from 49.1% in fiscal 2003. This decrease was due primarily to the lower gross margin profile of our retail revenues and the inclusion of a full year of retail revenues in fiscal 2004. In addition, gross margins within our sponsorship business units declined due to more competitive market conditions in fiscal 2004, which required us to reduce our margins to win sponsorship business contracts.

Total Operating Expenses
      Selling and Marketing. Selling and marketing expenses consist primarily of our catalog production and mailing costs, our call centers and fulfillment operations expenses, dELiA*s retail store costs, freight costs to deliver goods to our merchandise customers, compensation of our sales and marketing personnel, marketing costs, and information technology expenses related to the maintenance and marketing of our websites and support for our advertising sales activities. These selling and marketing expenses increased 6.7% to $155.5 million for fiscal 2004 from $145.7 million for fiscal 2003 primarily due to the inclusion of a full year of dELiA*s selling and marketing expenses (acquired in September 2003) and the inclusion of a full year of OCM’s selling and marketing expenses

(acquired in May 2003), partially offset by decreases resulting from reduced catalog circulation and lower fulfillment costs in our direct marketing segment.
      As a percentage of total revenues, our selling and marketing expenses decreased to 38.6% for fiscal 2004 from 39.2% for fiscal 2003. Fulfillment expenses, including credit card processing charges, decreased 19.5% to $21.2 million for fiscal 2004 from $26.3 million for fiscal 2003 primarily due to the efficiencies that resulted from transferring all of our fulfillment operations for our Alloy and CCS units to our dELiA*s in-house fulfillment operations.
      General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased to $45.7 million in fiscal 2004 from $34.0 million in fiscal 2003. The increase in general and administrative expenses was primarily due to the addition of a full year of dELiA*s general and administrative expenses.
      Amortization of Intangible Assets. Amortization of intangible assets was approximately $6.3 million for fiscal 2004 as compared with $7.9 million for fiscal 2003. In fiscal 2002, we adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an annual impairment review of such assets. The decrease in intangible asset amortization is due to an impairment of long-lived assets in fiscal 2003, which in turn decreased amortization expense in fiscal 2004.
      Goodwill and Other Indefinite-Lived Intangible Asset Impairment. Operating profits and cash flows were lower than expected in fiscal 2004 for the sponsorship and other reporting unit and when considered together with market information publicly available, the valuation of the sponsorship and other reporting unit was unable to support the goodwill balance in the reporting unit. As a result, during the fourth quarter of fiscal 2004, a goodwill impairment charge of $71.1 million was recognized since the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill by this amount. Also, during the fourth quarter of fiscal 2004, impairment charges for trademarks of approximately $181,000 and $860,000 were recognized in the direct marketing segment and the sponsorship and other segment, respectively. Estimates of trademark fair values were determined using the Income Approach.
      Impairment of Other Long-Lived Assets. We performed an impairment analysis of long-lived assets in the sponsorship and other segment during the fourth quarter of fiscal 2004. Since the carrying amounts of certain groups of assets exceeded their estimated future cash flows, an impairment charge of approximately $942,000 was recognized in the sponsorship and other segment. Alloy determined that the carrying amounts of non-competition agreements totaling $667,000 were impaired. In addition, an impairment charge of $275,000 related to property and equipment was recorded.
      Restructuring Charges. Restructuring charges totaled approximately $347,000 for fiscal 2004 as compared with $730,000 for fiscal 2003. During fiscal 2004, we made the decision to relocate the operations of our MPM business from Santa Barbara, California to our principal office in New York, New York and terminated several MPM employees. As a result, we recognized a restructuring charge in the sponsorship and other segment comprised of severance costs and the write-off of leasehold improvements. The MPM operations were completely relocated to our New York offices during the third quarter of fiscal 2004. No additional restructuring charges associated with the MPM relocation are expected to be recognized.

Income (Loss) from Operations
      Total Loss from Operations. Our loss from operations was $86.7 million for fiscal 2004 as compared with $67.7 million for fiscal 2003. The increase in operating loss is primarily due to the intangible asset impairment issues discussed previously, the loss from the dELiA*s retail operations over the course of a full year, and increased corporate expenses.
      Income (Loss) from Direct Marketing Operations. Our income from direct marketing operations was $8.2 million for fiscal 2004 while our loss from direct marketing operations was $63.3 million for fiscal 2003. The transition from direct marketing operating loss to direct marketing operating income is primarily a result of the intangible asset issues recorded in fiscal 2003 and the improvement in efficiencies noted previously.

      Loss from Retail Stores Operations. Our loss from retail stores operations was $6.7 million in fiscal 2004 while our loss from retail stores operations was $2.6 million in fiscal 2003. Our fiscal 2004 loss from retail store operations reflects a full year of activity, while our fiscal 2003 loss reflects approximately four months of operations as we acquired dELiA*s in September 2003.
      Income (Loss) from Sponsorship and Other Activities Operations. Our loss from sponsorship and other operations was $53.8 million for fiscal 2004 while our income from sponsorship and other operations was $25.3 million for fiscal 2003. The transition from income to loss from sponsorship and other operations is primarily a result of the goodwill impairment of $71.1 million recorded in fiscal 2004 and a decrease in revenue generated from our event marketing and promotional programs and newspaper advertising placement business. This decrease was partially offset by the sponsorship and other revenues generated by InSite, which we acquired in March 2004 and contributed $5.1 million in revenue, and OCM which we acquired in May 2003.

Interest Income (Expense), Net
      In fiscal 2004, we generated interest income of $370,000 and had interest expense of $4.9 million. In fiscal 2003, we generated interest income of $687,000 and had $2.7 million of interest expense, primarily related to the issuance in 2003 of our 5.375% Convertible Senior Debentures due August 1, 2023. The decrease in interest income resulted primarily from lower cash and cash equivalents and available-for-sale marketable securities balances during fiscal 2004 and the increase in interest expense, resulted primarily from a full year of interest expense associated with the Convertible Senior Debt.

Realized Gain (Loss) on Marketable Securities and Write-off of Investments, Net
      Net realized losses on the sales of marketable securities were approximately $5,000 in fiscal 2004. In addition, in fiscal 2004, we wrote off a $750,000 minority investment in a private company that was having difficulty funding its operations. In fiscal 2003, net realized gains on the sales of marketable securities were approximately $66,000. In addition, in fiscal 2003, we wrote off $313,000 of minority investments in private companies that either declared bankruptcy or ceased operations.

Income Tax Benefit (Expense)
      In fiscal 2004, we recorded an income tax expense of $158,000 due to state income taxes. In fiscal 2003, we recorded an income tax expense of $5.3 million due to our decision to establish a valuation allowance for our net deferred tax asset of $5.2 million. The valuation allowance was established as a result of increased uncertainty over the realization of the deferred tax asset, in part as a result of the acquisition of dELiA*s. See Note 14 of the accompanying financial statements for additional information.
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
      Retail Stores Revenues. Retail stores revenues totaled $30.1 million for fiscal 2003 compared with none for fiscal 2002. The retail stores revenue was generated solely from dELiA*s retail stores. We owned no retail stores prior to our acquisition of dELiA*s in September 2003.

      Sponsorship and Other Activities Revenues. Sponsorship and other activities revenues increased 40.4% to $185.0 million in fiscal 2003 from $131.8 million in fiscal 2002. The increase was the result of three main factors:

•	the addition of OCM revenue from the date of its acquisition in May 2003;

•	the twelve months of revenue from MPM during fiscal 2003 compared with the five and one half months of revenue from MPM during fiscal 2002; and

•	our expanding client base and our strengthened client relationships within our promotional marketing business units.

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
      As a percentage of net direct marketing revenues, fulfillment expenses decreased to 16.8% in fiscal 2003 from 17.6% in fiscal 2002.

      General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased 97.0% to $34.0 million in fiscal 2003 from $17.2 million for fiscal 2002. The increase in general and administrative expenses primarily was driven by:

•	the addition of OCM’s expenses since the acquisition date;

•	the inclusion of dELiA*s expenses since September 4, 2003, the acquisition date;

•	an increase in compensation expense for additional personnel to handle our growing business;

•	the costs of an internal investigation into certain accounting matters; and

•	increased expenses associated with growing a public company such as professional fees, insurance premiums, occupancy costs due to office expansions, and telecommunications costs.
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
      Impairment of Other Long-Lived Assets. As a result of triggering events such as the discontinuance of the Old Glory and Girlfriends LA catalog brands, we performed an analysis pursuant to SFAS No. 144 of the recoverability of long-lived assets in the direct marketing segment during the fourth quarter of fiscal 2003. As a result of this analysis, we recorded an asset impairment charge of $1.3 million in the direct marketing segment. We determined that the carrying amounts of the non-competition agreement of $144,000 related to Old Glory, the website of $31,000 related to Old Glory and the non-competition agreement of $23,000 related to Girlfriends LA were impaired as we planned to discontinue marketing our Old Glory and Girlfriends LA brands. In addition, the future cash flows related to Dan’s Comp could not fully support the carrying amount of Dan’s Comp’s long-lived assets. As a result, an impairment charge related to the non-competition agreement of $209,000, property and equipment of $159,000, and mailing list of $749,000 was recorded.
      Restructuring Charges. During the first quarter of fiscal 2003, we made the strategic decision to outsource substantially all of our fulfillment activities for our Girlfriends LA unit to New Roads. We determined that we would not be able to sublease our existing fulfillment facilities due to real estate market conditions. As a result, we recognized a first quarter charge of approximately $380,000 in our direct marketing segment, representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. During the third quarter of fiscal 2003, we made the strategic decision to transfer substantially all of our call center and fulfillment activities for our Alloy and CCS units from New Roads, a third party service provider, to our distribution center in Hanover, Pennsylvania and call center in Westerville, Ohio. As a result, we were required to pay New Roads an exit fee. We recognized a charge of approximately $351,000 in the third quarter of 2003 in our direct marketing segment, representing the contractual exit payment. During the fourth quarter of fiscal 2002, we wrote off an abandoned facility lease and equipment no longer required in our business operations when we determined that we could not exit the lease or sublease the space. As a result, we took a fourth quarter charge of $2.6 million.

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
      Income (Loss) from Direct Marketing Operations. Our loss from direct marketing operations was $63.3 million for fiscal 2003 while our income from direct marketing operations was $3.1 million for fiscal 2002. The transition from direct marketing operating income to direct marketing operating loss was primarily a result of goodwill impairment and lower revenues resulting from reduced catalog circulation and reduced productivity in the catalogs we did circulate.
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

Interest Income (Expense), Net
      In fiscal 2003, we generated interest income of $687,000 and $2.7 million of interest expense, primarily related to the issuance in July and August 2003 of our 5.375% Convertible Senior Debentures due August 1, 2023. In fiscal 2002, we generated interest income of $1.7 million and had interest expense of $1,000. The decrease in interest income resulted primarily from lower cash and cash equivalents and available-for-sale marketable securities balances during fiscal 2003.

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
Liquidity and Capital Resources
      We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations with the exception of fiscal 2002 and fiscal 2003. At January 31, 2005, we had approximately $31.5 million of unrestricted cash, cash equivalents and short-term investments. Our principal commitments at January 31, 2005 consisted of the Debentures, Redeemable Convertible Preferred Stock, accounts payable, bank loans, accrued expenses and obligations under operating and capital leases.

      We have entered into a letter of agreement with our largest shareholder, MLF Investments LLC (which is controlled by one of our directors), whereby MLF Investments has agreed to backstop a contemplated $20 million rights offering of shares of common stock of the merchandise business at a specified exercise price. By agreeing to backstop this proposed offering, MLF Investments has committed to purchasing the unsubscribed portion of such shares. The letter agreement contemplates an exercise price that would be equivalent to a $175 million pre-money valuation on the merchandise business. As we pursue strategic alternatives for positioning and financing the merchandise business, we believe that the arrangement we have made with MLF Investments presents an option. The Company is currently analyzing a number of strategic alternatives for its merchandising business. No decision has yet been made by the Board to proceed with either the separation of the merchandise business or the rights offering, and no determination has yet been made about possible distribution ratios for the potential separation or subscription ratios for the possible rights offering. In the meantime, the Company has decided to redeem its Series B Preferred Stock in exchange for Alloy Common Stock to devote corporate capital to fund retail expansion and other operational requirements.
      Net cash used in operating activities was $9.5 million in fiscal 2004 compared with net cash provided by operating activities of $12.0 million in fiscal 2003. This resulted from a decline in sponsorship and other segment financial performance, the addition of dELiA*s unprofitable retail stores, and increased corporate expenses. In addition, accounts receivable increased $7.7 million as compared to the prior year. Such increase is primarily from our MPM business as a result of its relocation. We expect the increase in MPM to be temporary as we work through the transition issues.
      Cash provided by investing activities was $7.7 million in fiscal 2004 consisting primarily of $21.3 million of proceeds form the maturity of marketable securities offset by $8.2 million to acquire businesses and $5.5 million for capital expenditures, net of disposals. Cash used in investing activities was $72.0 million in fiscal 2003 primarily related to $66.7 million to acquire businesses and $3.8 million for capital expenditures.
      With respect to capital expenditures and retail store expansion opportunities currently being considered, we currently estimate approximately $6 million in such expenditures during 2005, and an additional $1-2 million of additional inventory requirements. In total, we expect ten additional retail stores.
      Net cash used in financing activities was $358,000 in fiscal 2004 due primarily to related payments on a mortgage loan, capital lease obligations and treasury share purchases. Net cash provided by financing activities was $52.1 million in fiscal 2003 due primarily to net proceeds of $66.8 million received from the issuance of the Debentures in the private placement market, offset primarily by the repurchase of 600,000 shares of our Common Stock for $3.0 million and the net repayment of $11.9 million on credit facilities assumed in the OCM and dELiA*s acquisitions.
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
      On January 29, 2003, we adopted a stock repurchase program, authorizing the repurchase of up to $10 million of our Common Stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. As of January 31, 2005, we had utilized $3.0 million of the authorized amount of this program. It is anticipated that additional share repurchases under this program, if any, will be funded by available working capital.

Contractual Obligations
      The following table presents our significant contractual obligations as of January 31, 2005 (in thousands):

		Payments Due By Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Senior Convertible Debentures due 2023(a)	$69,300	—	—	—	$69,300
Mortgage Loan Agreement	2,791	160	483	2,148	—
Operating Lease Obligations	66,101	12,721	21,738	17,726	13,916
Capital Lease Obligations (including interest)	100	42	54	4	—
Purchase Obligations(b)	25,590	25,315	271	4	—
Future Non-Compete Payments	2,162	240	380	1,542	—

Total	$166,044	$38,478	$22,926	$21,424	$83,216

(a)	The Senior Convertible Debentures due 2023 may be redeemed after August 1, 2008 at the option of the holder.

(b)	Our purchase obligations are primarily related to inventory commitments and service agreements.
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
Forward-Looking Statements
      Statements in this Annual Report on Form 10-K expressing our expectations and beliefs regarding our future results or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve a number of substantial risks and uncertainties. When used in this Annual Report on Form 10-K, the words “anticipate,” “may,” “could,” “plan,” “believe,” “estimate,” “expect” and “intend” and similar expressions are intended to identify such forward-looking statements.
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
      As of the end of fiscal 2004, we held a portfolio of $6.3 million in fixed income marketable securities for which, due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Additionally, the $69.3 million of Debentures were issued at a fixed interest rate of 5.375%. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Item 8.	Financial Statements and Supplementary Data
      The financial statements, financial statement schedule and Notes to the consolidated financial statements of Alloy, Inc. and subsidiaries are annexed to this Annual Report on Form 10-K as pages F-2 through F-45 and page S-1. An index of such materials appears on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      On May 28, 2004, the Audit Committee of our Board of Directors (the “Board”) dismissed KPMG LLP (“KPMG”) as our independent auditors. The Audit Committee made the decision to engage BDO Seidman, LLP (“BDO”) as our independent auditors for the fiscal year ended January 31, 2005, effective as of May 28, 2004. KPMG previously audited our consolidated financial statements for the fiscal years ended January 31, 2004 and 2003. The report of KPMG on our consolidated financial statements for the fiscal years ended January 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the same period, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
      During our two most recent fiscal years ended January 31, 2005, there were no “reportable events” as listed in Item 304(a)(1)(v)(A)-(D) of Regulation S-K adopted by the Securities and Exchange Commission, (the “Commission”), except that, in performing its audit of our Consolidated Financial Statements for our fiscal year ended January 31, 2004, KPMG noted two matters involving our internal controls that it considered to be reportable conditions and/or material weaknesses under the standards established by the American Institute of Certified Public Accountants. A reportable condition, which may or may not be determined to be a material weakness, involves matters relating to significant deficiencies in the design or operation of internal controls that, in KPMG’s judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management on the financial statements. The first reportable condition identified by KPMG related to the absence of appropriate reviews and approvals of transactions, accounting entries and systems output at our dELiA*s subsidiary. According to KPMG, numerous adjusting entries came about as a result of its audit procedures at dELiA*s that indicated a lack of timely and appropriate management review during the closing process. This reportable condition was not considered to be a material weakness.
      The second identified reportable condition was considered a material weakness and concerned the ability of accounting personnel to properly apply all relevant accounting pronouncements related to goodwill, intangible assets and other long-lived assets. Specifically, KPMG indicated that when we applied the provisions of FASB No. 142 relating to the annual assessment of goodwill and other indefinite-lived intangible assets carrying value, we incorrectly applied the provisions of SFAS No. 142 needed to calculate the impairment amounts, and failed to test separately the carrying values of our other indefinite-lived intangible assets. KPMG also indicated that we incorrectly applied the provisions of SFAS No. 144, in calculating impairment amounts of other long-lived assets. In addition, they noted that we had not formally documented triggering events for impairment testing under either standard. Consequently, we did not properly identify the adjustments that arose due to the weakness in our internal control process, and KPMG indicated that we need to implement modifications and upgrades to our financial reporting process to ensure that this situation does not occur in the future.
      With the assistance of external advisors, the Company has undertaken a significant effort to document, remediate, implement and test internal controls over financial reporting and other areas during fiscal 2004. These efforts combined with certain changes in personnel have worked in concert to improve the Company’s controls. The financial closing has received significant emphasis as part of the internal work noted above. Among the controls in place are timely reviews and approvals. In addition to changing and adding personnel, new controls have been implemented, including but not limited to, the identification and communication of triggering events related to SFAS 142 and 144 and a review process of the SFAS 142 and 144 calculations.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, January 31, 2005, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting
      See Item 8.

Attestation Report of Independent Registered Public Accounting Firm
      See Item 8.

Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that occurred during the quarter and year ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      As set forth in Exhibit 10.34 to this Annual Report on Form 10-K, our Board of Directors has set the compensation to be paid to the non-employee members of our Board for the fiscal year ending January 31, 2006. As set forth in Exhibit 10.35 to this Annual Report on Form 10-K, the Compensation Committee of the Board of Directors has established the compensation for certain named executive officers during the fiscal year ending January 31, 2006, and has determined the bonuses to be paid to certain named executive officers for services rendered during the fiscal year ended January 31, 2005, which decision was approved by the Board of Directors.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About Directors and Executive Officers” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2005.

Item 11.	Executive Compensation
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2005, except that the sections in the definitive proxy statement entitled “Report of the Compensation Committee on Executive Compensation,” “Report of the Audit Committee” and the “Performance Graph” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About Alloy Security Ownership” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2005.

Item 13.	Certain Relationships and Related Transactions
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2005.

Item 14.	Principal Accountant Fees and Services
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
Date: April 18, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW C. DIAMOND Matthew C. Diamond	Chief Executive Officer (Principal Executive Officer) and Chairman	April 18, 2005

/s/ JAMES K. JOHNSON, JR. James K. Johnson, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 18, 2005

/s/ SAMUEL A. GRADESS Samuel A. Gradess	Executive Vice President, Director	April 18,2005

/s/ PETER M. GRAHAM Peter M. Graham	Director	April 18, 2005

/s/ EDWARD A. MONNIER Edward A. Monnier	Director	April 18, 2005

/s/ ANTHONY N. FIORE Anthony N. Fiore	Director	April 18, 2005

/s/ MATTHEW L. FESHBACH Matthew L. Feshbach	Director	April 18, 2005

/s/ JEFFREY HOLLENDER Jeffrey Hollender	Director	April 18, 2005

EXHIBIT INDEX

Exhibit
Number

2.1		Acquisition Agreement by and among Alloy, Inc., Dodger Acquisition Corp. and dELiA*s Corp., dated as of July 30, 2003 (incorporated by reference to Alloy’s Current Report on Form 8-K filed July 31, 2003)
3.1		Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
3.2		Certificate of Amendment of Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed August 13, 2001)
3.3		Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002)
3.4		Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001)
3.5		Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed April 14, 2003)
3.6		Restated Bylaws (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
4.1		Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
4.2		Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001)
4.3		Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002)
4.4		Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the purchasers of Alloy’s Series B Preferred Stock (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001)
4.5		Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003)
4.6		Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K)
4.7		Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003)
4.8		Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786))
4.9		Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786))
10.1		Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003)
10	.1.1	First Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Proxy Statement on Schedule 14A filed on June 2, 2003)
10	.1.2	Second Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788))

Exhibit
Number

10	.1.3	Third Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004
10.2		Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003)
10.3		Employment Agreement dated February 1, 2004 between Matthew C. Diamond and Alloy Inc. (incorporated by reference to Alloy’s Annual Report on Form 10-K, filed on May 27, 2004.)
10.4		Employment Agreement dated February 1, 2004 between James K. Johnson, Jr. and Alloy, Inc. (incorporated by reference to Alloy’s Annual Report on Form 10-K, filed on May 27, 2004.)
10.5		Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
10.6		Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
10.7		Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
10.8		Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
10.9		Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001)
10.10		Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001)
10.11		Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001)
10.12		Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001)
10.13		Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
10.14		1999 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 2 to Alloy’s Registration Statement on Form S-1/ A filed April 22, 1999 (Registration Number 333-74159))
10.15		Registration Rights Agreement, dated as of June 19, 2001, by and among Alloy Online, Inc, BayStar Capital, L.P., BayStar International, Ltd., Lambros, L.P., Crosslink Crossover Fund III, L.P., Offshore Crosslink Crossover Fund III Unit Trust, Bayview Partners, the Peter M. Graham Money Purchase Plan and Trust and Elyssa Kellerman (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 20, 2001)
10.16		Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed September 14, 2001)
10	.16.1	First Amendment to Standard Office Lease, dated as of November 1, 2001, by and between Arden Realty Finance Partnership, L.P. and Alloy, Inc. (incorporated by reference to Alloy’s 2001 Annual Report on Form 10-K filed May 1, 2002)
10.17		Lease Agreement by and between Bike Land, LLC and Dan’s Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 17, 2001)

Exhibit
Number

10.18		Modification to Lease, dated November 2, 1999, by and between Alloy, Inc. and Abner Properties Company, dated April 16, 2002 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed June 14, 2002)
10	.18.1	Second Lease Modification Agreement between Alloy, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of January 28, 2002 (incorporated by reference to Alloy’s Annual Report on Form 10-K filed May 1, 2002). Third lease modification dated August 31, 2002
10	.18.2	Third Lease Modification and Extension Agreement, dated as of August 31, 2002 between Abner Properties Company c/o Williams USA Realty Services, Inc. and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 16, 2002)
10.19		Assignment and Assumption of Lease between Alloy, Inc. and Goldfarb & Abrandt dated as of February 1, 2002 (incorporated by reference to Alloy’s Annual Report on Form 10-K filed May 1, 2002)
10.20		Amended and Restated 1996 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to dELiA*s Inc. Schedule 14A filed June 12, 1998)
10	.20.1	First Amendment to dELiA*s Inc. Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788))
10.21		1998 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to dELiA*s Inc. Annual Report on Form 10-K405, filed April 19, 1999)
10	.21.1	First Amendment to dELiA*s , Inc. 1998 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8, filed October 17, 2003 (Registration Number 333-109788))
10.22		iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Amendment No. 2 to the iTurf Inc. registration statement on Form S-1/ A filed April 6, 1999 (Registration No. 333-71123))
10	.22.1	First Amendment to iTurf Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788))
10.23		Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the “Lease Agreement”); Modification and Extension of Lease Agreement, dated September 26, 1996 (incorporated by reference to the dELiA*s Inc. Registration Statement on Form S-1 filed January 25, 1999 (Registration No. 333-15153))
10	.23.1	Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Inc. Annual Report on Form 10-K filed)
10	.23.2	Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Inc. Quarterly Report on Form 10-Q filed)
10.24		Amended and Restated Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated October 14, 2004 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004)
10.25		Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Current Report on Form 8-K filed February 26, 2003)
10.26		License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Current Report on Form 8-K filed February 26, 2003)
10.27		Mortgage Note Modification Agreement and Declaration of No Set-Off, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on June 9, 2004)

Exhibit
Number

10	.27.1	Amendment to Construction Loan Agreement, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on June 9, 2004)
10	.27.2	Second Amendment to Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004)
10	.27.3	Continuing Guarantee, dated as of April 19, 2004, by and among dELiA*s Corporation (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on June 9, 2004)
10	.27.4	Continuing Guarantee, dated as of April 19, 2004, by and among Alloy, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on June 9, 2004)
10.28		Employment Letter, dated October 27, 2003, between Alloy, Inc. and Robert Bernard (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 22, 2003)
10.29		Alloy, Inc. Convertible Senior Debentures Purchase Agreement, dated as of July 17, 2003, by and among Alloy and the Initial Purchasers named therein. (incorporated by reference to Alloy’s Annual Report on Form 10-K filed on May 27, 2004.)
10.30		Resale Registration Rights Agreement dated as of July 31, 2003 between Alloy, Inc., Lehman Brothers, Inc., CIBC World Markets Corp., JP Morgan Securities, Inc. and SG Cowen Securities Corporation (incorporated by reference to Alloy’s Registration Statement on Form S-3, filed October 17, 2003 (Registration Number 333-109786))
10.31		Sublease Agreement, dated as of December 3, 2003, by and between MarketSource, L.L.C. and 360 Youth, LLC. (incorporated by reference to Alloy’s Annual Report on Form 10-K filed on May 27, 2004)
10.32		Alloy, Inc. Outside Director Compensation Arrangements for fiscal year ending January 31, 2006*
10.33		Alloy, Inc. Compensation Arrangements for Certain Named Executive Officers*
10.34		Form of Nonqualified Stock Option Agreement for 2002 Non-Qualified Option Plan*
10.35		Form of Nonqualified Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan*
10.36		Form of Incentive Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan.*
10.37		Form of Nonqualified Stock Option Agreement for iTurf Inc. Amended and Restated 1999 Stock Incentive Plan*
10.38		Form of Incentive Stock Option Agreement for iTurf Inc. Amendment and Restated 1999 Stock Incentive Plan*
10.39		Form of Restricted Stock Agreement(1)*
10.40		Form of Restricted Stock Agreement(2)*
21.1		Subsidiaries of Alloy, Inc. as of January 31, 2005*
23.1		Consent of BDO Seidman, LLP*
23.2		Consent of KPMG, LLP*
31.1		Certification of Matthew C. Diamond, Chief Executive Officer, dated April 15, 2005 as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002*
31.2		Certification of James K. Johnson, Jr., Chief Financial Officer, dated April 15, 2005 as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002*
32.1		Certification of Matthew C. Diamond, Chief Executive Officer, dated April 15, 2005, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit
Number

32.2	Certification of James K. Johnson, Jr., Chief Financial Officer, dated April 18, 2005, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
99.1	Memorandum of Understanding relating to the proposed settlement of the action styled In Re Alloy, Inc. Securities Litigation, dated as of June 21, 2004 (incorporated by reference to Alloy’s Current Report on Form 8-K, filed on June 30, 2004)
99.2	Letter agreement relating to the proposed settlement of the action styled Yeung Chan v. Diamond, et al., dated June 15, 2004 (incorporated by reference to Alloy’s Current Report on Form 8-K, filed on June 30, 2004)

*	Filed herewith.

ALLOY, INC. AND SUBSIDIARIES
      All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Management’s Report on Internal Control Over Financial Reporting
      The management of Alloy, Inc. (“Alloy” or “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Alloy’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Alloy management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment it believes that, as of January 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria. Alloy’s independent registered public accounting firm has issued an audit report on our assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005. This report is included herein.
April 14, 2005

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
Board of Directors and Stockholders
Alloy, Inc.
New York, New York
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that Alloy, Inc and its subsidiaries (“the Company”) maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alloy, Inc. and its subsidiaries as of January 31, 2005, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the year then ended and our report dated April 15, 2005 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
New York, New York
April 15, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Alloy, Inc.
New York, New York
      We have audited the accompanying consolidated balance sheet of Alloy, Inc. and its subsidiaries, (“the Company”), as of January 31, 2005, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity and cash flows for the year then ended. We have also audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, of the consolidated financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alloy, Inc. and its subsidiaries at January 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 15, 2005 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
New York, New York
April 15, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Alloy, Inc.:
      We have audited the accompanying consolidated balance sheets of Alloy, Inc. and subsidiaries as of January 31, 2004, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the years in the two-year period then ended. In connection with our audits of the consolidated financial statements, we also have audited the related January 31, 2004 and 2003 financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of Alloy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.
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
      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alloy, Inc. and subsidiaries as of January 31, 2004 and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
New York, New York
May 14, 2004

ALLOY, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,

	2005	2004

	(Amounts in thousands,
	except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,137	$27,273
Restricted cash	—	3,270
Marketable securities available-for-sale	6,341	19,014
Accounts receivable, net of allowance for doubtful accounts of $2,429 and $3,336, respectively	39,693	31,492
Inventories, net	29,099	29,021
Prepaid catalog costs	2,717	2,028
Other current assets	6,773	4,431

Total current assets	109,760	116,529
Marketable securities available-for-sale	—	5,585
Property and equipment, net	24,517	27,234
Goodwill, net	207,104	274,796
Intangible and other assets, net	17,752	25,865

Total assets	$359,133	$450,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,792	$28,740
Deferred revenues	18,144	15,124
Current portion of mortgage note payable	160	2,914
Accrued expenses and other current liabilities	26,750	37,459

Total current liabilities	74,846	84,237
Mortgage note payable	2,631	—
Senior Convertible Debentures Due 2023	69,300	69,300
Other long-term liabilities	3,578	743
Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable on June 19, 2005; 1,340 shares issued and outstanding	16,042	14,434
STOCKHOLDERS’ EQUITY:
Common Stock; $.01 par value; 200,000,000 shares authorized; 43,921,177 and 42,701,767 shares issued, respectively	439	427
Additional paid-in capital	415,879	412,594
Accumulated deficit	(218,936)	(127,170)
Deferred compensation	(517)	(1,411)
Accumulated other comprehensive loss	(31)	(30)
Common Stock held in treasury, at cost; 763,042 and 608,275 shares, respectively	(4,098)	(3,115)

Total stockholders’ equity	192,736	281,295

Total liabilities and stockholders’ equity	$359,133	$450,009

See accompanying Notes to consolidated financial statements.

ALLOY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended January 31,

	2005	2004	2003

	(Amounts in thousands, except share
	and per share data)
NET REVENUES:
Net direct marketing revenues	$154,256	$156,821	$167,572
Retail stores revenues	63,986	30,103	—
Sponsorship and other activities revenues	184,251	185,024	131,758

Total net revenues	402,493	371,948	299,330
COST OF REVENUES:
Cost of goods sold	117,365	99,820	79,912
Cost of sponsorship and other activities revenues	90,984	89,559	65,236

Total cost of revenues	208,349	189,379	145,148

Gross profit	194,144	182,569	154,182

OPERATING EXPENSES:
Selling and marketing	155,542	145,715	108,791
General and administrative	45,650	33,970	17,240
Amortization of intangible assets	6,275	7,887	5,554
Impairment of goodwill and other indefinite-lived intangible assets	72,102	60,638	—
Impairment of long-lived assets	942	1,315	—
Restructuring charges	347	730	2,571

Total operating expenses	280,858	250,255	134,156

(Loss) income from operations	(86,714)	(67,686)	20,026
OTHER INCOME (EXPENSE):
Interest income	370	687	1,701
Interest expense	(4,899)	(2,690)	(1)
(Loss) gain on sales of marketable securities and write-off of investments, net	(755)	(247)	97
Other income	390	—	—

(Loss) income before income taxes	(91,608)	(69,936)	21,823
Provision (benefit) for income taxes	158	5,279	(1,472)

Net (loss) income	(91,766)	(75,215)	23,295

Unrealized (loss) gain on available-for-sale marketable securities, net of realized gains and losses	(1)	(194)	217

Comprehensive (loss) income	$(91,767)	$(75,409)	$23,512

Net (loss) income	$(91,766)	$(75,215)	$23,295
Preferred stock dividends and accretion of discount	1,608	1,944	2,100

Net (loss) income attributable to common stockholders	$(93,374)	$(77,159)	$21,195

Basic and diluted net (loss) earnings per share of Common Stock:
Basic net (loss) earnings attributable to common stockholders per share	$(2.19)	$(1.87)	$0.55

Diluted net (loss) earnings attributable to common stockholders per share	$(2.19)	$(1.87)	$0.53

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING:	42,606,905	41,175,046	38,436,256

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING:	42,606,905	41,175,046	40,071,412

See accompanying Notes to consolidated financial statements.

ALLOY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended January 31, 2005
(Amounts in thousands, except share data)

						Accumulated
	Common Stock		Additional			Other	Treasury Shares
			Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Shares	Amount	Total

Balance, February 1, 2004	42,701,767	$427	$412,594	$(127,170)	$(1,411)	$(30)	(608,275)	$(3,115)	$281,295
Issuance of Common Stock for acquisitions of businesses	560,344	6	3,372	—	—	—	(31,162)	(169)	3,209
Amortization of deferred compensation	—	—	—	—	2	—	—	—	2
Issuance of Common Stock pursuant to the exercise of options and Common Stock purchases under the employee stock purchase plan	186,066	2	836	—	—	—	—	—	838
Issuance of restricted stock	473,000	4	692	—	(696)	—	—	—	—
Shares of Common Stock used to satisfy tax withholding obligations	—	—	—	—	—	—	(123,605)	(814)	(814)
Amortization of restricted stock	—	—	—	—	1,581	—	—	—	1,581
Adjustment of stock options for terminated employees	—	—	(7)	—	7	—	—	—	—
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(1,608)	—	—	—	—	—	(1,608)
Net loss	—	—	—	(91,766)	—	—	—	—	(91,766)
Unrealized loss on available-for-sale marketable securities, net of realized gains and losses	—	—	—	—	—	(1)	—	—	(1)

Balance, January 31, 2005	43,921,177	$439	$415,879	$(218,936)	$(517)	$(31)	(763,042)	$(4,098)	$192,736

See accompanying Notes to consolidated financial statements.

ALLOY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended January 31, 2004
(Amounts in thousands, except share data)

						Accumulated
	Common Stock		Additional			Other	Treasury Shares
			Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Shares	Amount	Total

Balance, February 1, 2003	40,082,024	$401	$396,963	$(51,955)	$—	$164	(8,275)	$(131)	$345,442
Issuance of Common Stock for acquisitions of businesses	2,165,048	21	11,150	—	—	—	—	—	11,171
Repurchase of Common Stock	—	—	—	—	—	—	(600,000)	(2,984)	(2,984)
Revision of accrued issuance costs in connection with public and private stock offerings	—	—	102	—	—	—	—	—	102
Amortization of deferred compensation	—	—	—	—	12	—	—	—	12
Issuance of Common Stock pursuant to the exercise of options and Common Stock purchases under the employee stock purchase plan	193,190	2	854	—	—	—	—	—	856
Issuance of Common Stock for conversion of Series B Convertible Preferred Stock	261,505	3	3,057	—	—	—	—	—	3,060
Issuance of restricted stock	—	—	2,385	—	(2,385)	—	—	—	—
Amortization of restricted stock	—	—	—	—	989	—	—	—	989
Issuance of stock options to employees	—	—	27	—	(27)	—	—	—	—
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(1,944)	—	—	—	—	—	(1,944)
Net loss	—	—	—	(75,215)	—	—	—	—	(75,215)
Unrealized loss on available-for-sale marketable securities, net of realized gains and losses	—	—	—	—	—	(194)	—	—	(194)

Balance, January 31, 2004	42,701,767	$427	$412,594	$(127,170)	$(1,411)	$(30)	(608,275)	$(3,115)	$281,295

See accompanying Notes to consolidated financial statements.

ALLOY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended January 31, 2003
(Amounts in thousands, except share data)

						Accumulated
	Common Stock		Additional			Other	Treasury Shares
			Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Shares	Amount	Total

Balance, February 1, 2002	34,916,877	$349	$324,719	$(75,250)	$(31)	$(53)	—	$—	$249,734
Issuance of Common Stock and warrants for acquisitions of businesses	803,628	8	11,421	—	—	—	—	—	11,429
Shares returned from escrow	—	—	—	—	—	—	(8,275)	(131)	(131)
Amortization of deferred compensation	—	—	—	—	31	—	—	—	31
Issuance of Common Stock pursuant to the exercise of options and warrants and the employee stock purchase plan, net of tax benefit of $2,481	225,050	2	4,403	—	—	—	—	—	4,405
Issuance of Common Stock for conversion of Series B Convertible Preferred Stock	136,469	2	1,594	—	—	—	—	—	1,596
Issuance of Common Stock and warrants in connection with private placements and public offering, net of expenses	4,000,000	40	56,926	—	—	—	—	—	56,966
Accretion of discount and dividends on Series B
Convertible Preferred Stock	—	—	(2,100)	—	—	—	—	—	(2,100)
Net income	—	—	—	23,295	—	—	—	—	23,295
Unrealized gain on available-for-sale marketable securities, net of realized gains and losses	—	—	—	—	—	217	—	—	217

Balance, January 31, 2003	40,082,024	$401	$396,963	$(51,955)	$—	$164	(8,275)	$(131)	$345,442

See accompanying Notes to consolidated financial statements.

ALLOY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended January 31,

	2005	2004	2003

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(91,766)	$(75,215)	$23,295
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,966	14,620	9,819
Deferred tax expense (benefit)	—	4,606	(4,606)
Impairment of goodwill and other indefinite-lived intangible assets	72,102	60,638	—
Impairment of long-lived assets	942	1,315	—
Amortization of debt issuance costs	512	281	—
Realized loss on sales of marketable securities and write-off of investments, net	755	247	97
Compensation charge for restricted stock	1,581	989	—
Compensation charge for issuance of stock options and Common Stock	2	12	31
Income tax benefit of exercised options on current year tax provision	—	—	1,224
Changes in operating assets and liabilities — net of effect of business acquisitions:
Accounts receivable, net	(7,725)	(69)	(1,376)
Inventories, net	(78)	16,032	(5,918)
Prepaid catalog costs	(689)	831	238
Other assets	(1,828)	1,167	743
Accounts payable, accrued expenses, and other	1,685	(13,452)	601

Net cash (used) provided by operating activities	(9,541)	12,002	24,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(3,054)	(52,198)	(77,000)
Proceeds from the sales and maturities of marketable securities	21,306	50,640	69,000
Capital expenditures	(5,847)	(3,767)	(4,317)
Sale and disposal of capital assets	304	45	490
Cash paid in connection with acquisitions of businesses, net of cash acquired	(8,166)	(66,728)	(89,580)
Decrease in restricted cash	3,270	—	—
Purchase of minority investment and other assets	—	—	(750)
Purchase of mailing lists, domain names and marketing rights	(71)	(29)	(4,850)

Net cash provided by (used) in investing activities	7,742	(72,037)	(107,007)

ALLOY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended January 31,

	2005	2004	2003

	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Common Stock, net of expenses paid	—	—	54,887
Gross proceeds from issuance of Debentures	—	69,300	—
Debt issuance costs	—	(2,506)	—
Exercise of options and warrants and Common Stock purchases under the employee stock purchase plan	838	856	1,924
Repurchase of Common Stock	(814)	(2,984)	—
Payment of credit facility	—	(5,000)	—
Net payments under line of credit agreements	—	(6,937)	—
Payment of bank-loan	(122)	(38)	—
Payments of capitalized lease obligation	(239)	(570)	(383)

Net cash (used) provided by financing activities	(337)	52,121	56,428

Net decrease in cash and cash equivalents	(2,136)	(7,914)	(26,431)
CASH AND CASH EQUIVALENTS, beginning of year	27,273	35,187	61,618

CASH AND CASH EQUIVALENTS, end of year	$25,137	$27,273	$35,187

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Cash paid during the year for:
Interest	$4,294	$338	$1

Income taxes	$483	$1,628	$441

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock and warrants in connection with acquisitions (Note 3)	$3,209	$11,171	$11,429

Conversion of Series A and Series B Redeemable Convertible Preferred Stock into Common Stock	$—	$3,060	$1,596

See accompanying Notes to consolidated financial statements.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business
      Alloy, Inc. (“Alloy” or the “Company”) is a media, marketing services, retail and direct marketing company primarily targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Alloy’s business is comprised of two distinct divisions: Alloy Media + Marketing and Alloy Merchandising Group. These divisions integrate direct mail catalogs, retail stores, print media, display media boards, websites, on-campus marketing programs and promotional events, and features a portfolio of brands that are well known among Generation Y consumers and advertisers. Alloy reaches a significant portion of Generation Y consumers through its various media assets, marketing service programs, direct marketing activities, and retail stores. As a result, Alloy is able to offer advertisers targeted access to the youth market. Additionally, Alloy’s assets have enabled it to build a comprehensive database that includes information about approximately 31 million Generation Y consumers.
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

2.	Summary of Significant Accounting Policies

Fiscal Year
      Alloy’s fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., “fiscal 2004” refers to the fiscal year ended January 31, 2005).

Principles of Consolidation
      The consolidated financial statements include the accounts of Alloy and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition
      Direct marketing revenues are recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon Alloy’s direct marketing return policy, historical experience and evaluation of current sales and returns trends. Direct marketing revenues also include shipping and handling billed to customers. Shipping and handling costs are reflected in Selling and Marketing expenses in the accompanying consolidated statements of operations, and approximated $10.7 million, $12.9 million and $14.7 million for fiscal 2004, fiscal 2003, and fiscal 2002, respectively.
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

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes and litigation on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Reclassifications
      Certain balances in the prior year have been reclassified to conform to the presentation adopted in the current year.

Cash and Cash Equivalents
      Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash
      Restricted cash represents the cash that backs the Company’s line of credit and collateral for standby letters of credit issued primarily in connection with the Company’s merchandise sourcing activities. Restricted cash totaled approximately $3.3 million as of January 31, 2004. As of January 31, 2005, there was no restricted cash balance. The Company decided to utilize the increased availability provided by the Amended and Restated Loan and Security Agreement between dELiA*s Corp. (“dELiA*s”) and Wells Fargo Retail Finance II, LLC (“Wells Fargo”) (the “Loan Agreement”) described in Note 7 to back the standby letters of credit. Therefore, during the third quarter of fiscal 2004, the restricted cash was used to repay borrowings under the Company’s line of credit.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities
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

Accounts Receivable and Allowance for Doubtful Accounts
      The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and a customer-by-customer analysis of its high-risk customers. Its reserves contemplate its historical loss rate on receivables, specific customer situations, and the economic environments in which the Company operates.

Unbilled Accounts Receivable
      At January 31, 2005 and January 31, 2004, accounts receivable included approximately $3.6 million and $4.3 million, respectively, of unbilled receivables, which are a normal part of the Company’s sponsorship business, as some receivables are normally invoiced in the month following the completion of the earnings process.

Concentration of Credit Risk
      With respect to its sponsorship and other activities segment, Alloy provides media, marketing, advertising placement and event promotion services to over 1,800 clients who operate in a variety of industry sectors. Alloy extends credit to qualified clients in the ordinary course of its business. With respect to its direct marketing and retail stores segments, Alloy collects payment for all merchandise, and performs credit card authorizations and check verifications for all customers prior to shipment or delivery. Due to the diversified nature of its client base, Alloy does not believe that it is exposed to a concentration of credit risk.

Fair Value of Financial Instruments
      The Company believes that the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and obligations under capital leases approximate their fair value due to the short maturities of these instruments. Marketable securities are carried at their fair values in the accompanying consolidated balance sheets. Alloy calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. Alloy uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Alloy uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

Inventories
      Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market value.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Catalog Costs
      Catalog costs consist of catalog production and mailing costs. Catalog costs are capitalized and charged to expense over the expected future revenue stream, which is principally three to five months from the date the catalogs are mailed. Deferred catalog costs as of January 31, 2005 and 2004 were approximately $2.7 million and $2.0 million respectively. Catalog costs expensed for the years ended January 31, 2005, 2004 and 2003 were approximately $28.5 million, $32.0 million and $25.9 million, respectively, and are included within Selling and Marketing expenses in the accompanying consolidated statements of operations.

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

Goodwill and Other Indefinite-Lived Intangible Assets
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

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Stock Option and Employee Stock Purchase Plans
      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation.” As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net income (loss) and earnings per share as required by SFAS No. 123 (as amended by Statements of Financial Accounting Standards No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation — Transition and Disclosure”) recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.
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

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

	Year Ended January 31,

	2005	2004	2003

	(Amounts in thousands,
	except per share data)
Net (loss) income attributable to common stockholders	$(93,374)	$(77,159)	$21,195
Add: Total stock-based employee compensation costs included in reported net (loss) income, net of taxes	1,583	1,001	31
Less: Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(8,252)	(12,965)	(14,290)

Pro forma net (loss) income attributable to common stockholders	$(100,043)	$(89,123)	$6,936

Basic (loss) earnings attributable to common stockholders per share:
As reported	$(2.19)	$(1.87)	$0.55
Pro forma	$(2.35)	$(2.16)	$0.18
Diluted (loss) earnings attributable to common stockholders per share:
As reported	$(2.19)	$(1.87)	$0.53
Pro forma	$(2.35)	$(2.16)	$0.17
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended January 31,

	2005	2004	2003

Risk-free interest rates	3.43%	2.97%	3.62%
Expected lives	5 years	5 years	5 years
Expected volatility	68%	74%	82%
Expected dividend yields	—	—	—
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such a standard as required.
      See Note 13 for additional information concerning the Company’s stock option and employee stock purchase plans.

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

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
using rates expected to be in effect when those assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in that period that includes the enactment date.

Net (Loss) Earnings Per Share
      Basic and diluted net (loss) earnings per share are computed and presented in accordance with SFAS No. 128, “Earnings per Share.” Basic net (loss) earnings per share was determined by dividing net loss by the weighted-average number of common shares outstanding during each period. Contingently issuable shares are excluded from the calculation of basic net loss per share until the contingency related to the shares is resolved. Diluted net income per share of the Company includes the impact of certain potentially dilutive securities. However, diluted net loss per share excludes the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive. A reconciliation of the net income available for common stockholders and the number of shares used in computing basic and diluted net (loss) income per share is provided in Note 15.

Recently Issued Accounting Pronouncements
      The following pronouncements impact Alloy’s financial statements as discussed below:
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the provisions of SFAS No. 151, when applied, will have a material impact on its financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

3.	Acquisitions
      Alloy completed acquisitions during fiscal 2004, fiscal 2003, and fiscal 2002. All of the acquisitions have been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy’s management based on available information and on assumptions as to future operations. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The purchase price allocation for the fiscal 2004 acquisition is subject to revision based on the final determination of the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For all acquisitions that involve escrowed shares, the value of these shares has been included in the initial purchase price allocation. Any subsequent changes are reflected as an adjustment to goodwill. The amounts allocated to goodwill for certain acquisitions may also change in the future pending the outcome of other contingent arrangements, such as earn-outs, as described below. A description of Alloy’s acquisitions and their impact in fiscal 2004, fiscal 2003 and fiscal 2002 is as follows:

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Financial Information
      The following unaudited pro forma financial information presents the consolidated operations of the Company as if the fiscal 2003 acquisition of dELiA*s had occurred as of the beginning of fiscal 2003 for the fiscal 2003 results and as of the beginning of fiscal 2002 for the fiscal 2002 results. The unaudited pro forma information excludes the impact of all other acquisitions since they are not considered to be material to the Company’s consolidated financial statements.
      The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future period:

	For the Years Ended
	January 31,

	2004	2003

	(In thousands, except
	per share data)
	(Unaudited)
Net revenue	$439,460	$436,962
Net (loss) before cumulative effect of change in accounting principle	(100,318)	(13,540)
Net (loss) income	(100,318)	1,843
Preferred stock dividend and accretion	1,944	2,100
Net (loss) attributable to common stockholders	$(102,262)	$(257)
Net (loss) attributable to common stockholders before cumulative effect of change in accounting principle per share:
Basic	$(2.48)	$(0.41)
Diluted	$(2.48)	$(0.41)
Net income (loss) attributable to common stockholders per share:
Basic	$(2.48)	$(0.01)
Diluted	$(2.48)	$(0.01)
      The unaudited pro forma financial information above reflects the following pro forma adjustments:

1.	Elimination of historical amortization expense recorded by legacy dELiA*s related to definite-lived intangible assets.

2.	Recording of:

•	amortization expense related to the estimated fair value of identified intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives which range from 2 to 6 years, of approximately $529,000 in fiscal 2002 and $309,000 in fiscal 2003;

•	the adjustment to increase interest expense from borrowings to finance the dELiA*s acquisition by approximately $1.7 million in fiscal 2003 and $2.9 million in fiscal 2002;

•	the adjustment to decrease deferred rent expense by approximately $266,000 in fiscal 2003 and $447,000 in fiscal 2002.

•	the adjustment to decrease depreciation expense by approximately $292,000 in fiscal 2003 and $500,000 in fiscal 2002.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2004 Acquisition

InSite Advertising, Inc.
      On March 26, 2004, Alloy acquired all of the issued and outstanding stock of InSite Advertising, Inc. (“InSite”). InSite is a national indoor media company targeting consumers between the ages of 18-34. OnSite Promotions is the event-marketing and promotions division of InSite, which creates customized programs for its clients. The InSite network of out-of-home media assets and the OnSite division further extend Alloy’s reach to the 18-34 demographic through its promotional marketing arm, AMP (Alloy Marketing and Promotions), and its media and marketing division, 360 Youth. To complete the acquisition, Alloy paid approximately $5.1 million in cash, and issued shares of Common Stock valued at approximately $2.9 million, plus additional future consideration if certain financial performance targets are met. Out of the initial consideration, approximately $1.2 million in cash plus shares of Common Stock were placed into escrow to cover certain indemnification obligations of the selling shareholders. Also, pursuant to the agreement, certain selling shareholders exercised their right to place a portion of the shares issued to them into a share revaluation escrow, all of which were released in July 2004 to those certain selling shareholders, with the exception of 31,162 shares which were returned to Alloy and placed in treasury stock. As of January 31, 2005, the total cash paid including acquisition costs, net of cash acquired, approximated $5.2 million. The total cost of this acquisition, net of cash acquired and including acquisition costs, was approximately $8.0 million. Alloy has recorded approximately $6.3 million of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Customer relationships	$915	3 years
Non-competition agreements	250	5 years
Trademarks	200	indefinite

	$1,365

Fiscal 2003 Acquisitions

OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc.
      In May 2003, Alloy acquired substantially all of the assets and liabilities of OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc., wholly owned subsidiaries of Student Advantage, Inc., which companies were in the business of direct marketing to college students and their parents a variety of college or university endorsed products. These businesses have been transferred to Alloy’s wholly owned subsidiaries, On Campus Marketing, LLC, Collegiate Carpets, LLC and Carepackages, LLC. Alloy paid approximately $15.6 million in cash, $1.0 million of which was placed into escrow, and assumed a $5.0 million credit facility to complete the acquisition. The total cost of this acquisition, net of cash acquired and including acquisition costs was $15.4 million. In addition, Alloy paid off the $5.0 million credit facility during the second quarter of fiscal 2003. Alloy has recorded approximately $16.2 million of goodwill representing the excess of purchase price

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$425	3 years
Customer relationships	2,000	8 years
Non-competition agreements	811	48-58 months
Trademarks	900	indefinite

	$4,136

dELiA*s
      In September 2003, Alloy acquired all of the outstanding stock of dELiA*s, a multi-channel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. dELiA*s reaches its customers through the dELiA*s catalog, www.dELiAs.com and dELiA*s retail stores. Through the acquisition of dELiA*s, Alloy seeks to generate financial savings by consolidating operations and eliminating duplicate functions, improve catalog circulation productivity by combining name databases and establish a retail store presence that may be expanded over time. These key transaction drivers supported the acquisition price and the associated goodwill resultant from the purchase of dELiA*s. The total cost of this acquisition, net of cash acquired and including acquisition costs, was approximately $46.1 million.
      The following dELiA*s condensed balance sheet discloses the amounts assigned to each major asset and liability based on the final purchase accounting (amounts in thousands):

ASSETS
Current assets	$28,652
Fixed assets	20,161
Other assets	130
Intangible assets	4,004
Goodwill	40,204

Total Assets	$93,151
LIABILITIES
Accounts payable and other current liabilities	$29,232
Short-term debt	6,911
Notes payable	2,987
Other liabilities	1,385

Total Liabilities	$40,515
NET ASSETS ACQUIRED	$52,636

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price for dELiA*s was allocated as follows (in thousands):

Book value of net liabilities acquired	$(3,185)
Adjusted for write-off of intangible assets and deferred financing cost	230

Adjusted book value of net liabilities acquired	(3,415)
Remaining allocation:
Intangible assets	4,004
Goodwill	40,204
Restructuring costs	(3,928)
Adjustment to fair value property, plant and equipment	(2,542)
Reduction of deferred revenues related to a licensing agreement that has no future legal performance obligation	16,500
Reduction of deferred rent liability in conjunction with the fair valuation of leases	1,813

Total purchase price allocation	$52,636

      Since Alloy’s allocation of the purchase price as reported in the Annual Report on Form 10-K for fiscal year 2003, its estimates have been revised. The adjusted estimated book value of net liabilities assumed decreased $582,000. In addition, estimates have been revised for intangible assets ($611,000 decrease), restructuring costs ($2.6 million decrease), and goodwill ($3.4 million decrease). These revisions reflect Alloy’s greater understanding of dELiA*s net liabilities since the acquisition date.
      As of the completion of the acquisition, Alloy management began to assess and formulate a plan to exit certain activities of dELiA*s. The plan, as initially adopted, specifically identified significant actions to be taken to complete the plan and activities of dELiA*s that will not be continued, including the method of disposition and location of those activities. See Note 17.

CollegeClub.com
      In November 2003, Alloy acquired CollegeClub.com, a website providing e-mail, clubs, chat, personal sites, student discounts and advice. Alloy paid approximately $800,000 to complete the acquisition and $400,000 of future performance-based cash consideration. The $400,000 cash performance-based consideration has been paid in full. The total purchase price and cash paid for this acquisition, including acquisition costs, was approximately $1.2 million. Alloy has recorded approximately $927,000 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$260	3 years
Customer relationships	150	3 years
Non-competition agreements	40	2 years
Trademarks	25	indefinite

	$475

Fiscal 2002 Acquisitions

Girlfriends LA
      In March 2002, Alloy acquired GFLA, Inc. (“Girlfriends LA”), a California corporation that is a direct marketer of apparel to young girls. Alloy acquired all of the issued and outstanding shares of capital stock of

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Girlfriends LA. Acquisition costs consisted of cash of $8.8 million, 20,000 shares of Alloy Common Stock valued at $283,000, and warrants to purchase up to 100,000 shares of Alloy Common Stock valued at $691,000. Total cash paid including acquisition costs, net of cash acquired approximated $7.8 million. Alloy recorded approximately $7.5 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$146	2 years
Mailing lists	550	4 years
Non-competition agreements	60	3 years
Trademarks	490	indefinite

	$1,246
      During the second quarter of fiscal 2004, Alloy decided to discontinue the production of the Girlfriends LA catalog. See Notes 4 and 6 for the related impairment charges.

Student Advantage Marketing Group
      In May 2002, Alloy acquired substantially all of the assets of the events and promotions business of Student Advantage, Inc. in exchange for $6.5 million in cash and $1.5 million of future performance-based cash consideration, which was subsequently paid. The $1.5 million cash performance-based consideration has been paid in full. In addition, the parties agreed to extend an escrow created in connection with another acquisition between them and allow Alloy to make claims against such escrow for breaches by Student Advantage of the Student Advantage Marketing Group Asset Purchase Agreement, which escrow has been released. Total cash paid including acquisition costs, net of cash acquired, approximated $8.2 million. The total cost of this acquisition, including acquisition costs, was $8.2 million. Alloy has recorded approximately $7.0 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Client relationships	$1,600	2.5 years
Non-competition agreements	100	3 years

	$1,700

Market Place Media
      In July 2002, Alloy acquired all of the issued and outstanding stock of MPM Holdings, Inc. (“MPM Holdings”), whose sole operating asset was Armed Forces Communications, Inc., d/b/a/ Market Place Media, a major media placement and promotions company serving the college, multi-cultural and military markets through print, broadcast, out-of-home and event media. As part of the Company’s acquisition strategy, Market Place Media expands the Company’s media assets and provides advertisers with a greater access to the Generation Y consumer. Alloy paid $48.0 million in cash to complete the acquisition, subject to adjustment based upon the outcome of a final working capital audit, $4.3 million of which was placed into escrow as security for the satisfaction of the indemnification obligations of MPM Holdings, and $1.0 million of which was placed into a supplemental escrow as security for the collection of certain accounts receivable of Armed Forces Communications, Inc. The $5.3 million placed into escrow was released during 2003. Alloy paid $1.5 million as part of the working capital adjustment during the second half of fiscal 2002 and paid an additional $1.6 million as a working capital adjustment in May 2004. As of January 31, 2004, total cash paid

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including acquisition costs, net of cash acquired approximated $50.1 million. The total cost of this acquisition, including acquisition costs and net of cash acquired, was $52.2 million. Alloy has recorded approximately $43.7 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$50	3 years
Client relationships	2,400	3 years
Non-competition agreements	700	3 years
Trademarks	4,700	indefinite

	$7,850

YouthStream Media Networks
      In August 2002, Alloy acquired substantially all of YouthStream Media Networks, Inc.’s high school and college targeted marketing and media assets, which included over 20,000 out-of-home display media boards in high schools and on college campuses, media placement capabilities in college and high school newspapers, and event marketing services and contracts. Alloy paid $7.0 million in cash to complete the acquisition, subject to adjustment based upon the outcome of a final working capital audit. Alloy paid $231,000 for the working capital adjustment during fiscal 2002. Total cash paid including acquisition costs, net of cash acquired, approximated $7.5 million. The total cost of this acquisition, including acquisition costs, was $7.5 million. Alloy has recorded approximately $4.5 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$25	2.5 years
Client relationships	800	2.5 years
Non-competition agreements	100	1.5 years
Trademarks	135	indefinite

	$1,060

Career Recruitment Media
      In November 2002, Alloy acquired substantially all of the assets of Career Recruitment Media, Inc., an Illinois corporation (“CRM”). Alloy paid approximately $2.3 million in cash and issued a warrant valued at $43,000 to purchase up to 10,000 shares of Alloy Common Stock to complete the acquisition. The warrant expired during the fourth quarter of fiscal 2004. In connection with this acquisition, Alloy was given the option to purchase the remaining assets of Career Recruitment Media, which was exercised in September 2003. Total cash paid including acquisition costs, net of cash acquired approximated $2.4 million. The total cost of this acquisition, including acquisition costs, was $2.5 million. Alloy has recorded approximately $2.2 million of

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$50	33 months
Client relationships	100	33 months
Non-competition agreements	50	30 months
Trademarks	75	indefinite

	$275

Old Glory
      In December 2002, Alloy acquired Old Glory Boutique Distributing, Inc. (“Old Glory”), a direct marketer of music and entertainment lifestyle products including apparel, accessories and collectibles through direct mail catalogs and the internet. The total cost of this acquisition, including acquisition costs, net of cash acquired, approximated $10.1 million. Alloy has recorded approximately $9.5 million of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of the following (amounts in thousands):

	Fair Value	Useful Life

Websites	$50	3 years
Mailing lists	450	7 years
Non-competition agreements	200	4 years
Trademarks	300	indefinite

	$1,000
      During the second quarter of fiscal 2004, Alloy discontinued the production of the Old Glory catalog. See Notes 4 and 6 for the related impairment charges.

4.	Goodwill and Intangible Assets
      The changes in the carrying amount of goodwill for the years ended January 31, 2005 and January 31, 2004 are as follows (in thousands):

	2005	2004

Gross balance, beginning of year	$301,442	$296,999
Goodwill acquired during the year	6,277	60,967
Net adjustments to purchase price of prior acquisitions	(2,908)	224
Impairment of goodwill	(71,061)	(56,748)

Gross balance, end of the year	233,750	301,442
Accumulated goodwill amortization, prior to the adoption of SFAS 142	(26,646)	(26,646)

Net balance, end of year	$207,104	$274,796

Impairment of Goodwill and Indefinite-Lived Intangible Assets
      Operating profits and cash flows were lower than expected in fiscal 2004 for the sponsorship and other reporting unit and when considered together with market information publicly available, the valuation of the reporting unit was unable to support the goodwill balance. As a result, during the fourth quarter of fiscal 2004, a goodwill impairment charge of $71.1 million was recognized since the carrying amount of the reporting unit’s

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
goodwill exceeded the implied fair value of the goodwill. Also, during the fourth quarter of fiscal 2004, an impairment charge for trademarks of approximately $181,000 and $860,000 was recognized in the direct marketing segment and the sponsorship and other segment, respectively. Estimates of trademark fair value were determined using the Income Approach.
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
      Refer to Note 2, “Summary of Significant Accounting Policies, Goodwill and Other Indefinite-Lived Intangible Assets,” for further details regarding the procedure for evaluating goodwill for impairment.

Intangible Assets Related to Businesses Acquired
      The acquired intangible assets as of January 31, 2005 and January 31, 2004 were as follows:

	January 31, 2005		January 31, 2004

	Gross		Gross		Weighted Average
	Carrying	Accumulated	Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (Years)

	(Amounts in thousands)
Amortizable intangible assets:
Mailing Lists	$3,929	$3,374	$3,858	$2,416	4.3
Noncompetition Agreements	4,551	3,945	5,060	2,527	3.5
Websites	2,114	1,595	2,890	961	3.0
Client Relationships	9,060	5,398	7,405	2,441	3.8
Leasehold Interests	300	90	300	41	6.5

	$19,954	$14,402	$19,513	$8,386

Nonamortizable intangible assets:
Trademarks	$8,694	—	$9,535	—	N/A

      The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3.4 years. The amortization expense related to fiscal 2004, 2003 and 2002 was $6.3 million, $7.9 million, and $5.6 million, respectively. The estimated remaining amortization expense for each of the next five fiscal years through the fiscal year ending January 31, 2010 is approximately $3.2 million, $1.5 million, $934,000, $558,000 and $370,000 respectively.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Marketable Securities
      Fair values of taxable auction securities, tax-advantaged auction securities, corporate debt securities and equity securities are based upon quoted market prices. The following is a summary of available-for-sale marketable securities at January 31, 2005 and 2004, respectively:

	Gross	Gross
	Unrealized	Unrealized		Estimated
	Amortized	Holding	Holding	Fair
January 31, 2005	Cost	Gains	Losses	Value

	(Amounts in thousands)
Corporate debt securities	$6,372	$—	$(31)	$6,341

Total available-for-sale securities	$6,372	$—	$(31)	$6,341

January 31, 2004

Taxable auction securities	$4,700	$—	$—	$4,700
Tax-advantaged auction securities	6,000	—	—	6,000
Corporate debt securities	13,926	3	(31)	13,898
Equity securities	3	—	(2)	1

Total available-for-sale securities	$24,629	$3	$(33)	$24,599

      The amortized cost and estimated fair value of debt securities available-for-sale at January 31, 2005 by contractual maturity are as follows:

	Gross
	Unrealized	Estimated
	Amortized	Fair
January 31, 2005	Cost	Value

	(Amounts in thousands)
Due in one year or less	$6,372	$6,341
Due after one year	—	—

	$6,372	$6,341

      On an ongoing basis, Alloy evaluates its investment in debt and equity securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. As of the end of fiscal 2004, the Company held a portfolio of $6.4 million in fixed income marketable securities for which, due to the conservative nature of its investments and relatively short duration did not result in any impairment charge.

Realized (Loss) Gain on Marketable Securities and Write-off of Investments, Net
      Net realized losses on the sales of marketable securities were approximately $5,000 in fiscal 2004. Net realized gains on the sales of marketable securities were approximately $66,000 in fiscal 2003. In addition, the Company wrote off $750,000 and $313,000 of minority investments in private companies during the second quarter of fiscal 2004 and the fourth quarter of fiscal 2003, respectively, since these private companies either had difficulty funding its operations, declared bankruptcy or ceased operations.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Lived Assets

Property and Equipment
      At January 31, 2005 and 2004, property and equipment, net, consists of the following:

	2005	2004

	(Amounts in thousands)
Computer equipment under capitalized leases	$290	$318
Computer equipment	12,768	14,891
Machinery and equipment	11,055	8,665
Office furniture and fixtures	5,998	3,964
Leasehold improvements	9,825	10,123
Building	6,159	6,159
Land	500	500

	46,595	44,620
Less: accumulated depreciation and amortization	(22,078)	(17,386)

	$24,517	$27,234

      Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $8.7 million, $6.7 million, and $4.2 million for fiscal 2004, 2003, and 2002 respectively.

Impairment of Long-Lived Assets
      The Company performed an impairment analysis of long-lived assets in the sponsorship and other segment during the fourth quarter of fiscal 2004. Since the carrying amounts of certain assets exceeded their estimated future cash flows, an impairment charge of approximately $942,000 was recognized in the sponsorship and other activities segment. Alloy determined that the carrying amounts of non-competition agreements totaling $667,000 were impaired. In addition, an impairment charge of $275,000 related to property and equipment was recorded.
      During the fourth quarter of fiscal 2003, the Company recorded an asset impairment charge of $1.3 million in the direct marketing segment. Alloy determined that the carrying amounts of the non-competition agreement of $144,000 related to Old Glory, the website of $31,000 related to Old Glory and the non-competition agreement of $23,000 related to Girlfriends LA were impaired as the Company decided to discontinue marketing its Old Glory and Girlfriends LA brands. In addition, the future cash flows related to Dan’s Comp could not fully support the carrying amount of Dan’s Comp’s long-lived assets. As a result, an impairment charge related to the non-competition agreement of $209,000, property and equipment of $159,000, and mailing list of $749,000 was recorded in fiscal 2003.

7.	Credit Facilities

Wells Fargo
      At the time of Alloy’s acquisition of dELiA*s, in September 2003, dELiA*s had in place a credit agreement with Wells Fargo Retail Finance LLC (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On October 14, 2004, dELiA*s entered into an Amended Loan Agreement with Wells Fargo, as lead borrower for Alloy Merchandise, LLC; Skate Direct, LLC; dELiA*s Operating Company; and dELiA*s Retail Company (together with dELiA*s, the “Borrowers”), all indirect wholly owned subsidiaries of the Company. The Loan Agreement amended and restated the Wells Fargo Credit Agreement, by, among other things, (i) adding Alloy Merchandise, LLC and Skate Direct, LLC as borrowers under the Agreement;

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(ii) amending certain of the financial covenants; and (iii) providing that the Borrowers may increase the credit limit under the Loan Agreement in two steps from an initial $20 million up to a maximum of $40 million subject to the satisfaction of certain conditions.
      The Loan Agreement consists of a revolving line of credit that permits the Borrowers to currently borrow up to $20 million. The credit line is secured by the assets of the Borrowers and borrowing availability fluctuates depending on the Borrowers’ levels of inventory and certain receivables. The Loan Agreement contains a financial performance covenant relating to a limitation on Borrowers’ capital expenditures. At the Borrowers’ option, borrowings under this amended and restated facility bears interest at Wells Fargo Bank’s prime rate or at LIBOR plus 225 basis points. A fee of 0.250% per year is assessed monthly on the unused portion of the line of credit as defined in the Loan Agreement. The amended and restated facility matures in October 2007. As of January 31, 2005 and 2004, there was no outstanding balances under the Loan Agreement.
      In a related agreement, Alloy entered into a “Make Whole” Agreement with Wells Fargo, pursuant to which Alloy agreed, among other things, to ensure that the Excess Availability of the Borrowers, which is defined as availability under the Loan Agreement less all then past due obligations of the Borrowers, including accounts payable which are beyond customary trade terms extended to the Borrowers and rent obligations of the Borrowers which are beyond applicable grace periods, is at all times greater than or equal to $2.5 million. The unused available credit was $5.2 million, after giving consideration to the $2.5 million provided for in the Make Whole Agreement. As of January 31, 2005, approximately $4.2 million of letters of credit were outstanding under the credit agreement.

JP Morgan Chase Bank
      Alloy has standby letters of credit with JP Morgan Chase Bank for the purposes of securing a lease transaction relating to computer equipment, securing an operating lease that Alloy maintains and as collateral for credit that certain vendors extend to OCM. As of January 31, 2005, the outstanding letters of credit totaled approximately $1.8 million.
8.     Current Liabilities

Accrued Expenses and Other Current Liabilities
      As of January 31, 2005 and 2004, accrued expenses and other current liabilities consist of the following:

	2005	2004

	(Amounts in
	thousands)
Accrued sales tax	$1,493	$4,306
Credits due to customers	3,052	5,754
Other	22,205	27,399

	$26,750	$37,459

9.	Long-Term Liabilities

Convertible Senior Debentures
      In August 2003, Alloy completed the issuance of $69.3 million of 20-Year Convertible Senior Debentures due August 1, 2023 (the “Debentures”) in the 144A private placement market. The Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually. The Debentures are convertible prior to maturity, under certain circumstances, unless previously redeemed, at the option of the holders into shares of

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alloy’s Common Stock at a conversion price of approximately $8.375 per share, subject to certain adjustments. The Debentures are Alloy’s general unsecured obligations and will be equal in right of payment to its existing and future senior unsecured indebtedness; and are senior in right of payment to all of its future subordinated debt. Alloy may not redeem the Debentures until August 1, 2008. Alloy used a significant portion of the net proceeds from this offering for the acquisition of dELiA*s and used the remaining portion for other acquisitions, working capital, capital expenditures and general corporate purposes.
      On February 17, 2004, Alloy approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of April 14, 2005, none of the Debentures have been repurchased. The fair value of Alloy’s Debentures is estimated based on quoted market prices. As of January 31, 2005, the fair value of the Debentures was $76.9 million.

Mortgage Note Payable
      In fiscal 1999, dELiA*s entered into a mortgage loan agreement related to the purchase of a distribution facility in Hanover, Pennsylvania. On April 19, 2004, dELiA*s entered into a Mortgage Note Modification Agreement (the “Modification Agreement”) extending the term of the Mortgage Note for five years with a fifteen-year amortization schedule and an Amendment to Construction Loan Agreement (the “Amended Loan Agreement”). The modified loan bears interest at LIBOR plus 225 basis points. Alloy guaranteed the modified loan and is subject to a quarterly financial covenant to maintain a funds flow coverage ratio. On September 3, 2004, the Amended Loan Agreement was amended to modify the quarterly financial covenant. Alloy is in compliance with the modified covenant for the quarter ended January 31, 2005. As of January 31, 2005, the current and long-term mortgage note payable balance was $160,000 and $2.6 million, respectively. As of January 31, 2004, Alloy was not in compliance with the modified financial covenant and, as a result of this default, the $2.9 million outstanding principle balance was classified as a current liability on the January 31, 2004 consolidated balance sheet. The mortgage loan is secured by the distribution facility and related property.

10.	Series B Redeemable Convertible Preferred Stock
      On June 20, 2001, the Board of Directors of Alloy authorized the designation of a series of Alloy’s $.01 par value preferred stock consisting of 3,000 shares of the authorized unissued preferred stock as Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The Series B Preferred Stock has a par value of $.01 per share with a liquidation preference of $10,000 per share. The Series B Preferred Stock pays an annual dividend of 5.5%, payable in either additional shares of Series B Preferred Stock or cash, at Alloy’s option. In addition, the Series B Preferred Stock is mandatorily redeemable on June 19, 2005 at a price of $10,000 per share, plus accrued and unpaid cash dividends thereon or convertible into Alloy Common Stock at a price at or near the maturity date, as defined. The Series B Preferred Stock is convertible at the holder’s option into Common Stock of Alloy as is determined by dividing $10,000 by the initial conversion price of $11.70 and multiplying by each share of Series B Preferred Stock to be converted. The initial conversion price is subject to adjustment for stock splits, stock dividends and combinations of Common Stock and other events as specified in the related Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Alloy. At any time after June 20, 2002, if the reported closing sales price of Alloy’s Common Stock exceeds $20.48 per share for a period of twenty consecutive trading days, Alloy has the option to require the holders of all, but not less than all, shares of the Series B Preferred Stock to convert their shares into shares of Alloy Common Stock. In April 2005, the Company decided to redeem the Series B Preferred Stock into Alloy Common Stock on the maturity date.
      Also, on June 20, 2001, Alloy received an investment of $18.1 million from various investors in exchange for 1,815 shares of Alloy’s Series B Preferred Stock, which were immediately convertible into 1,551,282 shares of Alloy Common Stock. In addition, the Series B investors received warrants to purchase a total of

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In fiscal 2002, investors converted 152 shares of Series B Preferred Stock into 136,469 shares of Alloy Common Stock. The impact upon conversion was the recognition of additional accretion of $235,000, which has been reflected as a reduction of earnings attributable to common stockholders. In fiscal 2003, investors converted 273 shares of Series B Preferred Stock into 261,505 shares of Alloy Common Stock. The impact upon conversion was the recognition of additional accretion of $255,000, which has been reflected as a reduction of earnings attributable to common stockholders. In fiscal 2004, there were no shares of Series B Preferred Stock converted into shares of Alloy Common Stock.

11.	Common Stock Transactions
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
      On January 29, 2003, the Company’s Board authorized a stock repurchase program for the repurchase by Alloy of up to $10.0 million of its Common Stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan through January 31, 2005. All 600,000 shares were repurchased during the first quarter of fiscal 2003.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholder Rights Plan
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

13.	Stock-based Compensation Plans

Stock options:
      During fiscal 1997, Alloy’s Board of Directors adopted a Stock Option Plan (the “1997 Plan”). The 1997 Plan, as restated, authorizes the granting of options, the exercise of which would allow up to an aggregate of 4,000,000 shares of Alloy’s Common Stock to be acquired by the holders of the options. The number of shares under the 1997 Plan authorized for the granting of options was raised to 8,000,000 pursuant to a shareholder vote on July 21, 2000 and further increased to 10,000,000 pursuant to a shareholder vote on July 24, 2003. The options can take the form of Incentive Stock Options (“ISOs”) or Non-qualified Stock Options (“NQSOs”). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediately vesting to a ratable vesting period of nine years. The exercise price of the Options must be at least equal to 100% of the fair market price of Alloy Common Stock on the date of grant. In the case of a plan participant who owns directly or by reason of the applicable attribution rules in Section 424(d) of the United States Internal Revenue Code of 1986, as amended, more than 10% of the total combined voting power of all classes of stock of Alloy, the exercise price shall not be less than 110% of the fair market value on the date of grant. ISOs must be exercised within five to ten years from the date of grant depending on the participant’s ownership in Alloy. The exercise price of all NQSOs granted under the 1997 Plan shall be determined by Alloy’s Board of Directors at the time of grant. During fiscal 2002, Alloy’s Board of Directors adopted amendments to the 1997 Plan to permit the grant of shares of the Company’s Common Stock on a tax-deferred basis to eligible individuals, subject to the otherwise applicable terms, conditions, requirements and other limitations the Board of Directors shall deem appropriate within the limits of its powers under the 1997 Plan. The 1997 Plan will terminate on June 30, 2007.
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

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Alloy applies APB No. 25, as permitted by SFAS 123, in accounting for options issued under the 1997 Plan, the 2002 Plan and the assumed dELiA*s plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying Common Stock and the grant price of the option at the date of grant. Alloy applies SFAS No. 123 to issuances of stock-based compensation to non-employees and, accordingly, recognizes the fair value of the stock options and warrants issued as compensation expense over the service period or vesting period, whichever is shorter. There were no issuances of stock options to non-employees during the last three fiscal years.
      The following is a summary of Alloy’s stock option activity:

	For the Years Ended January 31,

	2005		2004		2003

	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	7,683,935	$9.96	6,791,817	$11.64	6,016,148	$12.56
Options granted	1,694,131	4.89	2,012,089	5.26	1,697,150	9.19
Options exercised	(85,233)	4.67	(26,256)	4.42	(190,846)	8.16
Options canceled or expired	(2,021,765)	9.63	(1,093,715)	11.97	(730,635)	14.44

Outstanding, end of year	7,271,068	$8.92	7,683,935	$9.95	6,791,817	$11.64

Exercisable, end of year	3,873,845	$11.21	3,333,285	$12.32	2,013,637	$13.33

Weighted-average fair value of options granted during the year	$2.94	N/A	$3.41	N/A	$6.20	N/A

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized information about Alloy’s stock options outstanding and exercisable at January 31, 2005 is as follows:

	Outstanding			Exercisable

			Average		Average
Exercise			Exercise		Exercise
Price Range	Options	Average Life	Price	Options	Price

$0.60 - $0.61	5,348	4.0 Years	$0.60	5,348	$0.60
$2.64 - $3.90	300,756	9.7 Years	$3.81	6,414	$3.71
$4.02 - $6.02	2,438,114	8.8 Years	$4.82	385,575	$4.65
$6.03 - $9.00	1,871,445	6.5 Years	$7.69	1,306,897	$7.89
$9.09 - $13.63	1,313,250	6.4 Years	$12.03	982,232	$12.10
$13.65 - $19.25	1,305,155	6.0 Years	$16.06	1,155,504	$16.23
$20.90 - $22.00	37,000	6.0 Years	$21.14	31,875	$21.14

$0.60 - $22.00	7,271,068	7.3 Years	$8.92	3,873,845	$11.21

Warrants:
      The following table summarizes all Common Stock and preferred stock activity:

	For the Years Ended January 31,

	2005	2004	2003

Outstanding, beginning of year	1,917,295	1,813,559	1,690,635
Warrants issued	—	103,736	136,767
Warrants exercised	—	—	(13,843)
Warrants canceled or expired	(10,000)	—	—

Outstanding, end of year	1,907,295	1,917,295	1,813,559

      At January 31, 2005, the unexercised warrants have a weighted average exercise price of $16.22 per share and a weighted average remaining contractual term of 4.21 years. As of January 31, 2005, all outstanding warrants are exercisable.

Restricted Stock
      In fiscal 2004 and 2003, Alloy’s Board of Director’s authorized the issuance of 173,000 and 300,000 shares of Common Stock, respectively, as restricted stock under the Company’s Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (the “1997 Plan”). The shares issued pursuant to are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grant is charged to stockholders’ equity and is then amortized to compensation expense over the vesting periods.

Employee Stock Purchase Plan
      In April 1999, Alloy adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Plan”). The Employee Stock Plan allows eligible employees, as defined in the Employee Stock Plan, to purchase Alloy’s Common Stock pursuant to section 423 of the Internal Revenue Code of 1986, as amended. A total of 500,000 shares of Alloy’s Common Stock have been made available for sale under the Employee Stock Plan, subject to certain capitalization adjustments specified in the plan document. The Employee Stock Plan will

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
terminate on April 16, 2009 unless terminated sooner by the Board of Directors. The Employee Stock Plan allows for purchases of Common Stock under a series of six-month offering periods commencing February 1 and August 1 of each year, the frequency of dates and duration of which may be changed by the Board of Directors. Eligible employees can elect to participate through payroll deductions between 1% and 10% of compensation that will be credited to the participant’s account. Currently, the terms of the Employee Stock Plan provide for the granting of an option on the first day of each six-month offering period (“Offering Date”) to each eligible employee to purchase Alloy’s Common Stock on the last day of each six-month offering period (“Exercise Date”) at a price equal to the lower of 85% of the fair market value of a share of Alloy’s Common Stock at the Offering Date or 85% of the fair market value of a share of Alloy’s Common Stock on the Exercise Date. These shares are considered noncompensatory for the determination of compensation expense under APB No. 25, but the difference between the fair value of the amount of the benefit paid related to acquiring such shares at a discount is included as compensation expense in the pro forma disclosures required by SFAS No. 123 above.
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

Shares Reserved for Future Issuance:
      Shares reserved for future issuance at January 31, 2005 and 2004 are as follows:

	For the Years Ended
	January 31,

	2005	2004

Preferred Stock	2,093,463	1,981,866
Stock Option Plans	17,231,798	17,675,031
Warrants	1,907,295	1,917,295
Employee Stock Plan	188,412	289,245
5.375% Senior Convertible Debentures	8,274,628	8,274,628

	29,695,596	30,138,065

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
      The components of the benefit (provision) for income taxes consist of the following for the years ended January 31:

	2005	2004	2003

	(Amounts in thousands)
Current:
State	$158	$307	$1,114
Federal	—	366	—

	158	673	1,114
Deferred:
State	—	(286)	191
Federal	—	4,892	(2,777)

	—	4,606	(2,586)

Net Income Tax Expense/(Benefit)	$158	$5,279	$(1,472)

      The difference between the total expected tax expense (benefit) using the statutory rates of 34%, 35% and 35%, respectively) and tax expense for the years ended January 31:

	2005	2004	2003

Computed expected tax (benefit) expense	(34)%	(35)%	35%
State taxes, net of federal benefit	(2)%	—	7
Non-deductible expenses	1%	1%	1%
Goodwill impairment	21%	29%	—
Change in valuation allowance	10%	13%	(50)%
Change in future state tax rate	4%	—	—

Total expense (benefit)	0%	8%	(7)%

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out as follows at January 31,:

	2005	2004

	(Amounts in thousands)
Deferred tax assets:
Accruals and reserves	$6,433	$10,001
Deferred compensation	674	435
Property and equipment	3,104	3,096
Other	7,243	739
Net operating loss and capital loss carryforwards	36,859	28,437

Gross deferred tax assets	54,313	42,708
Valuation allowance	(45,711)	(36,309)

Total deferred tax assets	8,602	6,399

Deferred tax liabilities:
Goodwill	(2,709)	(749)
Identified intangible assets	(1,397)	(4,308)
Other	(4,496)	(1,342)

Total deferred tax liabilities	(8,602)	(6,399)

Net deferred tax assets	$—	$—

      For federal income tax purposes, Alloy has unused net operating loss (“NOL”) carryforwards of $89.0 million at January 31, 2005 expiring through 2024 and capital loss carryforwards of $3.5 million at January 31, 2005 expiring from January 31, 2006 through January 31, 2008. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Alloy experienced at least three such ownership changes since inception. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. As a result of recent historic results and projections of future taxable income, management believes the future utilization of the Company’s deferred tax assets is not more-likely-than-not. The company has fully reserved for the net deferred tax assets at January 31, 2005 and 2004 and as a result, the valuation allowance increased by $9.4 million and $33.6 million during fiscal years 2004 and 2003, respectively. If the entire deferred tax assets were realized, $2.6 million would be allocated to equity related to the tax effect of the employees’ stock option deductions. In addition, $20.7 million would be allocated to goodwill related to acquired deferred tax assets. The remaining deferred tax asset would reduce income tax expense.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Net (Loss) Earnings Per Share
      The following table sets forth the computation of net (loss) earnings per share. Alloy has applied the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” in the calculation below. Amounts are in thousands, except share and per share data.

	Year Ended January 31,

	2005	2004	2003

NUMERATOR:
Net (loss) income	$(91,766)	$(75,215)	$23,295
Dividends and accretion on preferred stock	1,608	1,944	2,100

Net (loss) income attributable to common stockholders	$(93,374)	$(77,159)	$21,195

DENOMINATOR:
Denominator for basic and diluted (loss) earnings attributable to common stockholders per share:
Weighted average basic common shares outstanding	42,606,905	41,175,046	38,436,256

Contingently issuable Common Stock pursuant to acquisitions	—	—	959,045
Options to purchase Common Stock	—	—	676,111

Weighted average diluted common shares outstanding	42,606,905	41,175,046	40,071,412

Basic (loss) earnings attributable to common stockholders per share	$(2.19)	$(1.87)	$0.55

Diluted (loss) earnings attributable to common stockholders per share	$(2.19)	$(1.87)	$0.53

      The calculation of diluted (loss) earnings per share for fiscal 2004, 2003 and 2002 excludes the securities listed below because to include them in the calculation would be antidilutive. For purpose of this presentation, all securities are assumed to be common stock equivalents and antidilutive:

	January 31,

	2005	2004	2003

Options to purchase Common Stock	7,690,342	7,326,014	6,115,706
Warrants to purchase Common Stock	1,914,795	1,873,452	1,813,559
Conversion of Series A and Series B Redeemable Convertible preferred stock	1,376,354	1,377,254	1,506,363
Contingently issuable common shares pursuant to acquisitions	132,903	—	—
Conversion of 5.375% Convertible Debentures	8,274,628	8,103,484	—
Restricted stock	214,000	300,000	—

Total	19,603,022	18,980,204	9,435,628

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

Leases
      Alloy leases dELiA*s retail stores, office space, warehouse space and certain computer equipment under noncancellable leases with various expiration dates through 2013. As of January 31, 2005, future net minimum lease payments were as follows:

	Capital	Operating	Sublease
Year Ending January 31,	Leases	Leases	Rent

	(Amounts in thousands)
2006	$42	$12,721	$(296)
2007	31	11,697	(67)
2008	23	10,041	—
2009	4	9,451	—
2010	—	8,275	—
Thereafter	—	13,916	—

Total minimum lease payments	$100	$66,101	$(363)

Imputed interest	9

Capital lease obligations	$91

      Some of dELiA*s retail store leases include contingent rent clauses that will result in higher payments if the store sales exceed expected levels. Some of Alloy’s operating leases also include renewal options and escalation clauses with terms that are typical for the industry. In addition, it’s obligated to pay a proportionate share of increases in real estate taxes and other occupancy costs for space covered by its operating leases.
      Rent expense was approximately $15.4 million, $8.1 million, and $3.3 million for fiscal 2004, 2003, and 2002, respectively, under noncancellable operating leases.

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

Litigation
      On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants the Company, James K. Johnson, Jr., Matthew C. Diamond, BancBoston, Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Landenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing Company stock between May 14, 1999 and December 6, 2000 and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934 (the “’34 Act”) and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, plaintiff filed an amended complaint against the Company, the individual defendants and the underwriters of the Company’s initial public offering. The amended complaint asserted violations of Section 10(b) of the ’34 Act and mirrored allegations asserted against scores of other issuers sued by plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel,

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the Court’s case management instructions, the Company joined in a global motion to dismiss the amended complaint which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to the Company, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. The Company participated in Court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of issuers (including the Company), insurers and plaintiffs and submitted to the Court. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing. If such approval is obtained, all claims against the Company and the individual defendants will be dismissed with prejudice.
      On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants the Company, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly were filed on behalf of persons who purchased Alloy’s Common Stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of the ’34 Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by the Company to the market between August 1, 2002 and January 23, 2003. At a conference held on May 30, 2003, the court consolidated the actions described above. On August 5, 2003, Plaintiffs filed a consolidated class action complaint (the “Consolidated Complaint”) naming the same defendants, which supersedes the initial complaint. Relying in part on information allegedly obtained from former employees, the Consolidated Complaint alleges, among other things, misrepresentations of Alloy’s business and financial condition and the results of operations during the period from March 16, 2001 through January 23, 2003 (the “class period”), which artificially inflated the price of Alloy’s stock, including without limitation, improper acceleration of revenue, misrepresentation of expense treatment, failure to properly account for and disclose consignment transactions, and improper deferral of expense recognition. The Consolidated Complaint further alleges that during the class period the individual defendants and the Company sold stock and completed acquisitions using our stock. The parties have entered into a stipulation providing for the settlement of the claims against all defendants including the Company, for $6.75 million. That amount was paid by the Company’s insurers and was being held in escrow pending entry of an order and judgment following a hearing on the fairness of the proposed settlement. That hearing took place on November 5, 2004 and the District Court approved the stipulation and settlement and ordered that the class action litigation be dismissed with prejudice on December 2, 2004.
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
      On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s alleged failure to collect and remit use tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s filed a petition with the Illinois Appellate Court to consider and hear the appeal. All proceedings in this matter are stayed pending the resolution of the appeal. Management believes the proceedings will not have a material adverse effect on our financial condition or operating results.
      On or about April 6, 2005, a complaint was filed against the Company by NCR Corporation (“NCR”) in the United States District Court for the Southern District of Ohio Western Division (Dayton) alleging that the Company has been infringing upon seven patents owned by NCR. The complaint does not specify a specific dollar amount of damages sought by NCR. The Company believes these allegations are without merit.
      The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial condition or operating results.

17.	Restructuring Charges
      During the first quarter of fiscal 2003, the Company made the strategic decision to outsource substantially all of its fulfillment activities for its GFLA unit to New Roads. The Company determined that it would not be able to sublease its existing fulfillment facilities due to real estate market conditions. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”(“Statement No. 146”) and SFAS No. 144, the Company recognized a charge of approximately $380,000 in the first quarter of 2003 in its direct marketing segment, representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. Included in the charge, the Company incurred severance and personnel costs of $44,000 as a result of this facility closure.
      During the third quarter of fiscal 2003, the Company made the strategic decision to transfer substantially all of its fulfillment activities for its Alloy and CCS direct marketing units from New Roads to its recently acquired distribution center in Hanover, Pennsylvania. The Company was required to pay New Roads an exit fee. In accordance with Statement No. 146, the Company recognized a charge of approximately $350,000 in the third quarter of fiscal 2003 in its direct marketing segment, representing future contractual exit payments, which were paid in the fourth quarter of fiscal 2003. At January 31, 2005, a $423,000 accrual remains to cover future payments.
      As part of the dELiA*s acquisition, which was completed during the third quarter of fiscal 2003, Alloy recorded a $6.5 million restructuring liability. Alloy was contractually obligated to pay certain termination costs to three executives of dELiA*s. Management estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, management estimated $3.8 million of store exit and lease costs and severance related to the closing of up to 17 dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, Alloy recorded an approximate $2.6 million decrease to dELiA*s restructuring liability. At January 31, 2005, a $1.3 million accrual remains to cover future payments.
      During the first quarter of fiscal 2004, the Company made the decision to relocate the operations of its MPM business from Santa Barbara, California to the Company’s principal office in New York, New York and terminated several MPM employees. As a result, and in accordance with SFAS No. 146, the Company

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized a restructuring charge in the sponsorship and other segment of approximately $126,000 in the first quarter of fiscal 2004. The $126,000 restructuring charge was comprised of severance costs. During the second quarter of fiscal 2004, the Company recognized an additional restructuring charge of $192,000 for MPM- related severance costs and the write-off of leasehold improvements. During the third quarter of fiscal 2004, the Company recognized additional restructuring charges of $29,000 for MPM-related severance costs. The MPM operations were completely relocated to the Company’s New York offices during the third quarter of fiscal 2004. No additional restructuring charges associated with the MPM relocation are expected to be recognized.
      The following tables summarize the Company’s restructuring activities (in thousands):

	Asset	Contractual	Severance &
Type of Cost	Impairments	Obligations	Personnel Costs	Total

Balance at January 31, 2003	$—	$1,596	$—	$1,596
Restructuring Costs Fiscal 2003	31	655	44	730
dELiA*s Restructuring Costs	—	6,311	212	6,523
Payments and Write-offs Fiscal 2003	(31)	(2,519)	(82)	(2,632)

Balance at January 31, 2004	—	6,043	174	6,217
Restructuring Costs Fiscal 2004	55	—	292	347
Payments and Write-offs Fiscal 2004	(55)	(1,829)	(348)	(2,232)
Adjustment of dELiA*s Opening Balance Sheet	—	(2,477)	(118)	(2,595)

Balance at January 31, 2005	$—	$1,737	$—	$1,737

      A summary of the Company’s restructuring liability by location and/or business as of January 31, 2005 and January 31, 2004 is as follows (in thousands):

	January 31,	January 31,
	2005	2004

CCS facility, San Luis Obispo, California	$423	$1,066
dELiA*s restructuring liability	1,314	5,151

Total	$1,737	$6,217

      As of January 31, 2005, the restructuring accruals are classified on the Company’s consolidated balance sheets as a current liability and a long-term liability of approximately $560,000 and $1.2 million respectively.

18.	Segment Reporting
      Alloy currently has three reportable segments: direct marketing, retail stores, and sponsorship and other activities. Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. The accounting policies

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the segments are the same as those described in Note 2. Reportable data for Alloy’s reportable segments were as follows as of and for the years ended January 31, 2005, 2004, and 2003.

			Sponsorship
	Direct	Retail	and Other
	Marketing	Stores	Activities	Corporate	Total

	(In thousands)
Total Assets
January 31, 2005	$96,981	$17,454	$202,323	$42,375	$359,133
January 31, 2004	100,516	20,963	261,642	66,888	450,009
January 31, 2003	116,275	—	248,313	70,012	434,600
Capital Expenditures
January 31, 2005	$2,168	$402	$2,310	$967	$5,847
January 31, 2004	1,347	—	832	1,588	3,767
January 31, 2003	237	—	1,952	2,128	4,317
Depreciation and Amortization
January 31, 2005	$3,579	$2,855	$6,692	$1,835	$14,961
January 31, 2004	3,450	1,355	8,494	1,321	14,620
January 31, 2003	2,969	—	6,311	539	9,819
Goodwill
January 31, 2005	$61,545	$—	$145,559	$—	$207,104
January 31, 2004	64,957	—	209,839	—	274,796

	Operating (Loss) Income

	2005	2004	2003

	(In thousands)
Direct marketing	$8,230	$(63,296)	$3,108
Retail stores	(6,701)	(2,574)	—
Sponsorship and other activities	(53,771)	25,258	29,210
Corporate	(34,472)	(27,074)	(12,292)

Total	(86,714)	(67,686)	20,026
Interest income (expense), net	(4,529)	(2,003)	1,700
Other income	390	—	—

(Loss) gain on sales of marketable securities and write-off of investments, net	(755)	(247)	97

(Loss) income before income taxes	$(91,608)	$(69,936)	$21,823

      Included in Operating (Loss) Income in fiscal 2004 are expenses in the sponsorship and other segment and direct marketing segment of $71.9 million and approximately $181,000, respectively, representing the impairment of goodwill and other indefinite-lived intangible assets. Additionally, the sponsorship and other segment includes a long-lived asset impairment charge of approximately $942,000 and a restructuring charge expense of approximately $347,000.
      Included in Operating (Loss) Income in fiscal 2003 are expenses in the direct marketing segment of $58.6 million representing the impairment of goodwill and other indefinite-lived intangible assets, an asset impairment charge of $1.3 million, and a $730,000 expense due to restructuring charges representing future

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Cost of goods sold for the fiscal year 2004 and fiscal year 2003 included costs related to sponsorship and other revenues of $8.0 million and $2.4 million, respectively. Costs of goods sold for fiscal year 2002 had no costs related to sponsorship and other revenues.

19.	Subsequent Event
      The Company has entered into a letter of agreement with its largest shareholder, MLF Investments LLC (which is controlled by one of the Company’s directors), whereby MLF Investments has agreed to backstop a contemplated $20 million rights offering of shares of common stock of the merchandise business at a specified exercise price. By agreeing to backstop this proposed offering, MLF Investments has committed to purchasing the unsubscribed portion of such shares. The letter agreement contemplates an exercise price that would be equivalent to $175 million pre-money valuation on the merchandise business. As the Company pursues strategic alternatives for positioning and financing the merchandise business, the Company believes that the arrangement made with MLF Investments presents an option. The Company is currently analyzing a number of strategic alternatives for its merchandising business. No decision has yet been made by the Board to proceed with either the separation of the merchandise business or the rights offering, and no determination has yet been made about possible distribution ratios for the potential separation or subscription ratios for the possible rights offering.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Results (Unaudited)
      The following table sets forth unaudited quarterly financial data for each of Alloy’s last two fiscal years. Amounts are in thousands, except per share data:

	Year Ended January 31, 2005				Year Ended January 31, 2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total net revenues	$87,847	$86,565	$110,003	$118,078	$69,444	$80,501	$105,751	$116,252
Gross profit	41,220	42,145	53,173	57,606	31,469	39,376	53,278	58,446
Total operating expenses	49,767	51,361	49,959	129,771	32,502	39,942	53,582	124,229
(Loss) income from operations	(8,547)	(9,216)	3,214	(72,165)	(1,033)	(566)	(304)	(65,783)
Net (loss) income	(9,243)	(11,155)	1,966	(73,334)	(388)	(321)	(6,817)	(67,689)
Net (loss) income attributable to common stockholders	$(9,637)	$(11,556)	$1,561	$(73,742)	$(841)	$(1,023)	$(7,210)	$(68,085)
Basic net income (loss) attributable to common stockholders per share	$(0.23)	$(0.27)	$0.04	$(1.72)	$(0.02)	$(0.02)	$(0.17)	$(1.62)
Diluted net income (loss) attributable to common stockholders per share	$(0.23)	$(0.27)	$0.04	$(1.72)	$(0.02)	$(0.02)	$(0.17)	$(1.62)

SCHEDULE II
ALLOY, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of		Usage/	Balance at
Description	Period	Additions	Deductions	End of Period

	(Amounts in thousands)
Allowance for doubtful accounts:
January 31, 2005	3,336	1,558	2,465	2,429
January 31, 2004	3,410	1,024	1,098	3,336
January 31, 2003	2,143	1,724	457	3,410
Reserve for sales returns and allowances:
January 31, 2005	1,479	21,889	22,319	1,049
January 31, 2004	1,271	23,189	22,981	1,479
January 31, 2003	953	22,034	21,716	1,271
Reserve for inventory:
January 31, 2005	7,366	1,904	2,761	6,509
January 31, 2004	5,731	2,322	687	7,366
January 31, 2003	7,345	—	1,614	5,731
Valuation allowance for deferred tax assets:
January 31, 2005	36,309	9,402	—	45,711
January 31, 2004	2,755	33,554	—	36,309
January 31, 2003	19,470	—	16,715	2,755
Unamortized discount on Series A and Series B Convertible Preferred Stock:
January 31, 2005	1,024	—	737	287
January 31, 2004	2,074	—	1,050	1,024
January 31, 2003	3,205	—	1,131	2,074

S-1

EXHIBIT INDEX

Exhibit
Number

2.1	Acquisition Agreement by and among Alloy, Inc., Dodger Acquisition Corp. and dELiA*s Corp., dated as of July 30, 2003 (incorporated by reference to Alloy’s Current Report on Form 8-K filed July 31, 2003)
3.1	Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
3.2	Certificate of Amendment of Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed August 13, 2001)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002)
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001)
3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed April 14, 2003)
3.6	Restated Bylaws (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
4.2	Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001)
4.3	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002)
4.4	Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the purchasers of Alloy’s Series B Preferred Stock (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001)
4.5	Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003)
4.6	Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K)
4.7	Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003)
4.8	Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786))
4.9	Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786))
10.1	Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003)

Exhibit
Number

10	.1.1	First Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Proxy Statement on Schedule 14A filed on June 2, 2003)
10	.1.2	Second Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788))
10	.1.3	Third Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004
10.2		Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003)
10.3		Employment Agreement dated February 1, 2004 between Matthew C. Diamond and Alloy Inc. (incorporated by reference to Alloy’s Annual Report on Form 10-K, filed on May 27, 2004.)
10.4		Employment Agreement dated February 1, 2004 between James K. Johnson, Jr. and Alloy, Inc. (incorporated by reference to Alloy’s Annual Report on Form 10-K, filed on May 27, 2004.)
10.5		Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
10.6		Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
10.7		Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
10.8		Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159))
10.9		Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001)
10.10		Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001)
10.11		Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001)
10.12		Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001)
10.13		Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).
10.14		1999 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 2 to Alloy’s Registration Statement on Form S-1/ A filed April 22, 1999 (Registration Number 333-74159))
10.15		Registration Rights Agreement, dated as of June 19, 2001, by and among Alloy Online, Inc, BayStar Capital, L.P., BayStar International, Ltd., Lambros, L.P., Crosslink Crossover Fund III, L.P., Offshore Crosslink Crossover Fund III Unit Trust, Bayview Partners, the Peter M. Graham Money Purchase Plan and Trust and Elyssa Kellerman (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 20, 2001)
10.16		Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed September 14, 2001)

Exhibit
Number

10	.16.1	First Amendment to Standard Office Lease, dated as of November 1, 2001, by and between Arden Realty Finance Partnership, L.P. and Alloy, Inc. (incorporated by reference to Alloy’s 2001 Annual Report on Form 10-K filed May 1, 2002)
10.17		Lease Agreement by and between Bike Land, LLC and Dan’s Competition, Inc., dated September 28, 2001 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 17, 2001)
10.18		Modification to Lease, dated November 2, 1999, by and between Alloy, Inc. and Abner Properties Company, dated April 16, 2002 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed June 14, 2002)
10	.18.1	Second Lease Modification Agreement between Alloy, Inc. and Abner Properties Company, c/o Williams Real Estate Co., Inc., dated as of January 28, 2002 (incorporated by reference to Alloy’s Annual Report on Form 10-K filed May 1, 2002). Third lease modification dated August 31, 2002
10	.18.2	Third Lease Modification and Extension Agreement, dated as of August 31, 2002 between Abner Properties Company c/o Williams USA Realty Services, Inc. and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 16, 2002)
10.19		Assignment and Assumption of Lease between Alloy, Inc. and Goldfarb & Abrandt dated as of February 1, 2002 (incorporated by reference to Alloy’s Annual Report on Form 10-K filed May 1, 2002)
10.20		Amended and Restated 1996 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to dELiA*s Inc. Schedule 14A filed June 12, 1998)
10	.20.1	First Amendment to dELiA*s Inc. Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788))
10.21		1998 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to dELiA*s Inc. Annual Report on Form 10-K405, filed April 19, 1999)
10	.21.1	First Amendment to dELiA*s , Inc. 1998 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8, filed October 17, 2003 (Registration Number 333-109788))
10.22		iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Amendment No. 2 to the iTurf Inc. registration statement on Form S-1/ A filed April 6, 1999 (Registration No. 333-71123))
10	.22.1	First Amendment to iTurf Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788))
10.23		Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the “Lease Agreement”); Modification and Extension of Lease Agreement, dated September 26, 1996 (incorporated by reference to the dELiA*s Inc. Registration Statement on Form S-1 filed January 25, 1999 (Registration No. 333-15153))
10	.23.1	Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Inc. Annual Report on Form 10-K filed)
10	.23.2	Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Inc. Quarterly Report on Form 10-Q filed)
10.24		Amended and Restated Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated October 14, 2004 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004)

Exhibit
Number

10.25		Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Current Report on Form 8-K filed February 26, 2003)
10.26		License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Current Report on Form 8-K filed February 26, 2003)
10.27		Mortgage Note Modification Agreement and Declaration of No Set-Off, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on June 9, 2004)
10	.27.1	Amendment to Construction Loan Agreement, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on June 9, 2004)
10	.27.2	Second Amendment to Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004)
10	.27.3	Continuing Guarantee, dated as of April 19, 2004, by and among dELiA*s Corporation (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on June 9, 2004)
10	.27.4	Continuing Guarantee, dated as of April 19, 2004, by and among Alloy, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on June 9, 2004)
10.28		Employment Letter, dated October 27, 2003, between Alloy, Inc. and Robert Bernard (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 22, 2003)
10.29		Alloy, Inc. Convertible Senior Debentures Purchase Agreement, dated as of July 17, 2003, by and among Alloy and the Initial Purchasers named therein. (incorporated by reference to Alloy’s Annual Report on Form 10-K filed on May 27, 2004.)
10.30		Resale Registration Rights Agreement dated as of July 31, 2003 between Alloy, Inc., Lehman Brothers, Inc., CIBC World Markets Corp., JP Morgan Securities, Inc. and SG Cowen Securities Corporation (incorporated by reference to Alloy’s Registration Statement on Form S-3, filed October 17, 2003 (Registration Number 333-109786))
10.31		Sublease Agreement, dated as of December 3, 2003, by and between MarketSource, L.L.C. and 360 Youth, LLC. (incorporated by reference to Alloy’s Annual Report on Form 10-K filed on May 27, 2004)
10.32		Alloy, Inc. Outside Director Compensation Arrangements for fiscal year ending January 31, 2006*
10.33		Alloy, Inc. Compensation Arrangements for Certain Named Executive Officers*
10.34		Form of Nonqualified Stock Option Agreement for 2002 Non-Qualified Option Plan*
10.35		Form of Nonqualified Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan*
10.36		Form of Incentive Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan.*
10.37		Form of Nonqualified Stock Option Agreement for iTurf Inc. Amended and Restated 1999 Stock Incentive Plan*
10.38		Form of Incentive Stock Option Agreement for iTurf Inc. Amendment and Restated 1999 Stock Incentive Plan*
10.39		Form of Restricted Stock Agreement(1)*

Exhibit
Number

10.40	Form of Restricted Stock Agreement(2)*
21.1	Subsidiaries of Alloy, Inc. as of January 31, 2005*
23.1	Consent of BDO Seidman, LLP*
23.2	Consent of KPMG, LLP*
31.1	Certification of Matthew C. Diamond, Chief Executive Officer, dated April 15, 2005 as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002*
31.2	Certification of James K. Johnson, Jr., Chief Financial Officer, dated April 15, 2005 as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002*
32.1	Certification of Matthew C. Diamond, Chief Executive Officer, dated April 15, 2005, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of James K. Johnson, Jr., Chief Financial Officer, dated April 15, 2005, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
99.1	Memorandum of Understanding relating to the proposed settlement of the action styled In Re Alloy, Inc. Securities Litigation, dated as of June 21, 2004 (incorporated by reference to Alloy’s Current Report on Form 8-K, filed on June 30, 2004)
99.2	Letter agreement relating to the proposed settlement of the action styled Yeung Chan v. Diamond, et al., dated June 15, 2004 (incorporated by reference to Alloy’s Current Report on Form 8-K, filed on June 30, 2004)

*	Filed herewith.