Form 10-Q
period 2005-04-30
ALLOY  INC
filed 2005-06-09
CIK 1080359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-26023
Alloy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3310676
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

151 West 26th Street, 11th Floor,	10001
New York, NY	(Zip Code)
(Address of Principal Executive Offices)
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
      As of June 7, 2005, the registrant had 43,245,042 shares of common stock, $.01 par value per share, outstanding.

ALLOY, INC.

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements.
ALLOY, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2005	2005

	(Amounts in thousands,
	except share data)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,340	$25,137
Marketable securities available-for-sale	4,014	6,341
Accounts receivable, net	38,799	39,657
Inventories, net	25,993	26,623
Prepaid catalog costs	2,095	2,588
Other current assets	7,226	6,651
Current assets of discontinued operations (Note 3)	2,967	2,763

Total current assets	98,434	109,760
Property and equipment, net	23,887	24,505
Goodwill, net	185,763	185,763
Intangible and other assets, net	15,907	17,159
Noncurrent assets of discontinued operations (Note 3)	10,617	21,946

Total assets	$334,608	$359,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,260	$29,287
Deferred revenues	16,685	18,144
Current portion of mortgage note payable	170	160
Accrued expenses and other current liabilities	27,400	26,433
Current liabilities of discontinued operations (Note 3)	584	822

Total current liabilities	66,099	74,846
Mortgage note payable	2,601	2,631
Senior Convertible Debentures Due 2023	69,300	69,300
Other long-term liabilities	3,617	3,578
Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable on June 19, 2005; 1,340 shares issued and outstanding	16,445	16,042
STOCKHOLDERS’ EQUITY:
Common Stock; $.01 par value; 200,000,000 shares authorized; 43,942,746 and 43,921,177 shares issued, respectively	439	439
Additional paid-in capital	415,575	415,879
Accumulated deficit	(234,835)	(218,936)
Deferred compensation	(458)	(517)
Accumulated other comprehensive loss	(17)	(31)
Common Stock held in treasury, at cost; 772,449 and 763,042 shares, respectively	(4,158)	(4,098)

Total stockholders’ equity	176,546	192,736

Total liabilities and stockholders’ equity	$334,608	$359,133

See accompanying Notes to consolidated financial statements.

ALLOY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended April 30,

	2005	2004

	(Amounts in thousands, except
	share and per share data)
	(Unaudited)
Net revenues:
Direct marketing revenues	$30,956	$26,652
Retail stores revenues	13,474	13,641
Sponsorship and other revenues	43,267	43,566

Total net revenues	87,697	83,859

Cost of revenues:
Cost of goods sold	22,937	20,928
Cost of sponsorship and other revenues	21,951	23,599

Total cost of revenues	44,888	44,527

Gross profit	42,809	39,332

Operating expenses:
Selling and marketing	35,482	34,754
General and administrative	9,744	11,569
Amortization of intangible assets	1,093	1,259
Impairment of long-lived assets	35	—
Restructuring charge	—	126

Total operating expenses	46,354	47,708

Loss from continuing operations before interest income, interest expense, other income and income taxes	(3,545)	(8,376)
Interest income	111	120
Interest expense	(1,174)	(1,194)
Other income	—	388

Loss from continuing operations before income taxes	(4,608)	(9,062)
Provision for income tax expense	49	10

Loss from continuing operations	$(4,657)	$(9,072)
Discontinued operations (Note 3)
Loss from operations of discontinued Dan’s Competition, net of taxes (including loss on disposal of $11,488)	(11,242)	(171)

Net loss	(15,899)	(9,243)
Preferred stock dividends and accretion	403	394

Net loss attributable to common stockholders	$(16,302)	$(9,637)

Basic loss per share of common stock:
Loss from continuing operations	$(0.12)	$(0.22)
Loss from discontinued operations	(0.26)	(0.01)

Net basic loss attributable to common stockholders per share	$(0.38)	$(0.23)

Diluted loss per share of common stock:
Loss from continuing operations	$(0.12)	$(0.22)
Loss from discontinued operations	(0.26)	(0.01)

Net diluted loss attributable to common stockholders per share	$(0.38)	$(0.23)

Weighted average basic common shares outstanding	42,945,321	42,347,834

Weighted average diluted common shares outstanding	42,945,321	42,347,834

See accompanying Notes to consolidated financial statements.

ALLOY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months
	Ended April 30,

	2005	2004

	(Amounts in thousands)
	(Unaudited)
Net loss	$(15,899)	$(9,243)
Other comprehensive loss net of tax:
Net unrealized gain (loss) on available-for-sale securities	14	(10)

Comprehensive loss	$(15,885)	$(9,253)

See accompanying Notes to consolidated financial statements.

ALLOY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended April 30,

	2005	2004

	(Amounts in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,899)	$(9,243)
Net loss from discontinued operations (Note 3)	(11,242)	(171)

Net loss from continuing operations	(4,657)	(9,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,028	3,469
Impairment of long-lived asset	35	—
Amortization of debt issuance costs	128	128
Compensation charge for restricted stock	55	351
Changes in operating assets and liabilities — net of effect of business acquisitions:
Accounts receivable, net	858	(2,660)
Inventories, net	630	2,682
Prepaid catalog costs	493	616
Other current assets	(575)	(2,232)
Other assets	51	44
Accounts payable, accrued expenses and other	(8,494)	(2,576)

Net cash used in operating activities	(8,448)	(9,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(3,054)
Proceeds from the sales and maturities of marketable securities	2,341	7,799
Capital expenditures	(1,352)	(1,595)
Sale and disposal of capital assets	—	2
Cash paid in connection with acquisitions of businesses, net of cash acquired	—	(5,131)
Purchase of mailing lists	(21)	(28)

Net cash provided by (used in) investing activities	968	(2,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options and warrants and common stock purchases under the employee stock purchase plan	103	18
Repurchase of common stock	(60)	—
Net borrowings under line of credit agreements	—	3,084
Payment of bank-loan	—	(23)
Payments of capitalized lease obligations	(10)	(87)

Net cash provided by financing activities	33	2,992

Effect of discontinued operations (Note 3)	(350)	589

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,797)	(7,676)
CASH AND CASH EQUIVALENTS, beginning of period	25,137	27,273

CASH AND CASH EQUIVALENTS, end of period	$17,340	$19,597

Cash paid during the period for interest	$1,941	$1,990
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and warrants in connection with acquisitions	$—	$3,379
Preferred stock dividends and accretion	$403	$394
See accompanying Notes to consolidated financial statements.

ALLOY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended April 30, 2005

						Accumulated
						Other
	Common Stock		Additional			Comprehensive	Treasury Shares
			Paid-In	Accumulated	Deferred	Income
	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Shares	Amount	Total

	(Amounts in thousands, except share data)
	(Unaudited)
Balance, February 1, 2005	43,921,177	$439	$415,879	$(218,936)	$(517)	$(31)	(763,042)	$(4,098)	$192,736
Issuance of Common Stock pursuant to the exercise of options and Common Stock purchases under the employee stock purchase plan	21,569	—	103	—	—	—	—	—	103
Shares of Common Stock used to satisfy tax withholding obligations	—	—	—	—	—	—	(9,407)	(60)	(60)
Amortization of restricted stock	—	—	—	—	55	—	—	—	55
Adjustment of stock options for terminated employees	—	—	(4)	—	4	—	—	—	—
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(403)	—	—	—	—	—	(403)
Net loss	—	—	—	(15,899)	—	—	—	—	(15,899)
Unrealized gain on available-for-sale marketable securities, net of realized gains and losses	—	—	—	—	—	14	—	—	14

Balance, April 30, 2005	43,942,746	$439	$415,575	$(234,835)	$(458)	$(17)	(772,449)	$(4,158)	$176,546

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

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Financial Statement Presentation
      Alloy, Inc. (“Alloy” or the “Company”) is a media, marketing services, retail and direct marketing company primarily targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Alloy’s business is comprised of two distinct divisions: Alloy Media + Marketing and Alloy Merchandising Group (“AMG”). These divisions integrate direct mail catalogs, retail stores, print media, display media boards, websites, on-campus marketing programs and promotional events, and feature a portfolio of brands that are well known among Generation Y consumers and advertisers. Alloy reaches a significant portion of Generation Y consumers through its various media assets, marketing service programs, direct marketing activities, and retail stores. As a result, Alloy is able to offer advertisers targeted access to the youth market. Additionally, Alloy’s assets have enabled it to build a comprehensive database that includes information about approximately 32 million Generation Y consumers.
      Alloy generates revenue from three principal sources — direct marketing, retail stores, and sponsorship and other activities. From its catalogs and websites, Alloy sells products in key Generation Y spending categories, including apparel, action sports equipment, and accessories directly to the youth market. Alloy’s retail stores segment derives revenue primarily from the sale of apparel, accessories and home furnishings to consumers. Alloy generates sponsorship and other activities revenues largely from traditional, blue chip advertisers that seek highly targeted, measurable and effective marketing programs to reach Generation Y. Advertisers can reach Generation Y through integrated marketing programs that include Alloy’s catalogs, books, websites, and display media boards, as well as through promotional events, product sampling, college and high school newspaper advertising, customer acquisition programs and other marketing services that Alloy provides. As described in Note 16, Alloy’s Board of Directors has approved a plan to spin off the AMG division to Alloy shareholders.
      The accompanying unaudited interim consolidated financial statements have been prepared by Alloy. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at April 30, 2005 and for all periods presented have been made. The results of operations for the periods ended April 30, 2005 and April 30, 2004 are not necessarily indicative of the operating results for a full fiscal year. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles (“GAAP”) and normally included in the financial statements have been condensed or omitted. Certain balances in the prior year have been reclassified to conform to the presentation adopted in the current year.
      It is suggested that these financial statements and accompanying notes (the “Notes”) be read in conjunction with the consolidated financial statements and accompanying notes related to Alloy’s fiscal year ended January 31, 2005 (“fiscal 2004”) included in Alloy’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 which was filed with the Securities and Exchange Commission (“SEC”) on April 18, 2005.

2.	Recently Issued Accounting Pronouncements
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

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact SFAS 123(R) will have on its consolidated financial statements and will adopt such standard as required.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, including guidance related to valuation methods; the classification of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R); and modifications of options prior to the adoption of SFAS No. 123(R). The Company is currently assessing the guidance in SAB No. 107 as part of its evaluation of the adoption of SFAS No. 123(R).

3.	Discontinued Operations — Dan’s Competition
      On May 31, 2005, Alloy entered into an Asset Purchase Agreement (the “Agreement”) pursuant to which Dan’s Competition, LLC (“Dan’s Comp”), an indirect wholly-owned subsidiary of Alloy, agreed to sell substantially all of its assets and liabilities to XP Innovation LLC (“XP”), a limited liability company formed and owned by the existing management of Dan’s Comp, none of whom is an executive officer or director of Alloy, in consideration of a cash payment of $13.0 million at closing, subject to adjustments for changes in working capital. Post-closing, the name Dan’s Competition, LLC was changed to DC Restructuring, LLC.
      Dan’s Comp was part of the AMG division of Alloy and revenue from Dan’s Comp was included in Alloy’s direct marketing business segment. Dan’s catalog, which targets Generation Y boys, focuses on the BMX bike market and offers BMX bikes, parts and safety equipment, as well as related apparel, accessories and footwear. The total anticipated loss on the disposition of the related net assets, which has been accounted for in our first fiscal quarter of 2005, is approximately $11.5 million. The transaction closed on June 1, 2005.
      As a result of the Agreement, all historical results of operations of Dan’s Comp are presented as discontinued operations. The discontinued operations generated revenue of $4.2 million and $4.0 million and a net loss of approximately $11.2 million and $171,000 for the three months ended April 30, 2005 and April 30, 2004, respectively.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net assets related to discontinued operations of $13.0 million are reported on the April 30, 2005 balance sheet. These net assets consist of the following (unaudited, amounts in thousands):

Accounts receivable, net	$30
Inventories, net	2,762
Prepaid catalog costs	64
Other current assets	111

Total current assets	2,967
Property and equipment, net	41
Goodwill, net	10,023
Intangibles and other assets, net	553

Total assets	13,584
Accounts payable	343
Accrued expenses and other current liabilities	241

Total current liabilities	584

Total liabilities	584

Net assets	$13,000

4.	Stock-Based Employee Compensation Cost
      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation.” As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net loss and earnings per share as required by SFAS No. 123 (as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation — Transition and Disclosure”) recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.
      Shares issued under the employee stock purchase plan are considered noncompensatory for the determination of compensation expense under APB No. 25, but the fair value of the benefit related to acquiring such shares at a discount is included as compensation expense in the pro forma disclosures required by SFAS No. 123.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the effect on net loss and loss per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

	Three Months Ended
	April 30,

	2005	2004

	(Amounts in thousands,
	except per share data)
	(Unaudited)
Net loss attributable to common stockholders — as reported:	$(16,302)	$(9,637)
Add: Total stock-based employee compensation costs included in reported net loss, net of taxes	55	351
Less: Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(1,595)	(2,518)

Net loss attributable to common stockholders — pro forma:	$(17,842)	$(11,804)

Basic loss attributable to common stockholders per share:
As reported	$(0.38)	$(0.23)
Pro forma	$(0.42)	$(0.28)
Diluted loss attributable to common stockholders per share:
As reported	$(0.38)	$(0.23)
Pro forma	$(0.42)	$(0.28)
      In December 2004, the Financial Accounting Standards Board issued SFAS 123(R). SFAS 123(R) requires companies to expense the value of employee stock options and similar awards. SFAS 123(R) will be effective for the first annual reporting period beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123(R) will have on its consolidated financial statements and will adopt such standard as required.

5.	Unbilled Accounts Receivable
      Unbilled accounts receivable are a normal part of the Company’s sponsorship business as some receivables are normally invoiced in the month following the completion of the earnings process. At April 30, 2005 and January 31, 2005, accounts receivable included approximately $9.2 million and $3.6 million, respectively, of unbilled receivables.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Net Loss Per Share
      Basic loss per share is computed as net loss divided by the weighted-average number of basic common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock and stock warrants, the conversion of Series A and Series B Convertible Preferred Stock, the conversion of convertible long-term debt, the conversion of warrants issued in connection with our financings and acquisitions, and contingently issuable common stock pursuant to acquisitions. The following table sets forth the computation of the number of diluted shares outstanding:

	Three Months Ended
	April 30,

	2005	2004

	(Unaudited)	(Unaudited)
Weighted average basic common shares outstanding	42,945,321	42,347,834
Effect of dilutive securities:
Contingently issuable common stock pursuant to acquisitions	—	—
Options to purchase common stock	—	—

Weighted average diluted common shares outstanding	42,945,321	42,347,834

      The weighted average diluted common shares outstanding calculation for the three months ended April 30, 2005 and 2004 (shown above) excludes the securities listed below because their effect would be anti-dilutive:

	Three Months Ended
	April 30,

	2005	2004

	(Unaudited)
Options to purchase common stock	7,797,575	7,927,196
Warrants to purchase common stock	1,907,295	1,917,295
Conversion of Series A and Series B Convertible Preferred Stock	1,414,347	1,357,329
Conversion of 5.375% Convertible Debentures	8,274,628	8,274,628
Restricted stock	129,333	308,000

	19,523,178	19,784,448

7.	Intangible Assets
      Acquired identifiable intangible assets as of April 30, 2005 and January 31, 2005 were as follows (amounts in thousands):

	April 30, 2005		January 31, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

		(Unaudited)
Amortized intangible assets:
Mailing Lists	$1,199	$685	$1,178	$623
Non-competition Agreements	3,960	3,511	3,960	3,412
Websites	2,064	1,639	2,064	1,545
Client Relationships	9,060	6,220	9,060	5,398
Leasehold Interests	300	106	300	90

	$16,583	$12,161	$16,562	$11,068
Nonamortized intangible assets:
Trademarks	$8,159	$—	$8,159	$—

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for the fiscal year ending January 31, 2006 (“fiscal 2005”) is $1.6 million, and for each of the next four fiscal years through the fiscal year ending January 31, 2010 is approximately $1.1 million, $662,000, $395,000 and $343,000, respectively.

8.	Segment Reporting
      Alloy currently has three reportable segments: direct marketing, retail stores, and sponsorship and other activities. Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments were as follows (amounts in thousands):

	Three Months Ended
	April 30,

	2005	2004

Operating Income (Loss):
Direct marketing	$1,308	$(1,229)
Retail stores	(1,266)	(2,276)
Sponsorship and other	4,503	4,131
Corporate	(8,090)	(9,002)

Loss from continuing operations before interest and other (expense) income and income taxes	(3,545)	(8,376)
Interest (expense) income and other income, net	(1,063)	(686)

Loss from continuing operations before income taxes	$(4,608)	$(9,062)
      Cost of goods sold for the three months ended April 30, 2005 included costs related to sponsorship and other revenues of $1.2 million. Cost of goods sold for the three months ended April 30, 2004 included costs related to sponsorship and other revenues of $986,000.

	Three Months Ended
	April 30,

	2005	2004

Depreciation and Amortization:
Direct marketing	$363	$802
Retail stores	614	792
Sponsorship and other	1,452	1,552
Corporate	599	323

Total Depreciation and Amortization	$3,028	$3,469
Capital Expenditures:
Direct marketing	$105	$711
Retail stores	942	69
Sponsorship and other	155	516
Corporate	150	299

Total Capital Expenditures	$1,352	$1,595

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Sponsorship
	Direct	Retail	and Other
	Marketing*	Stores	Activities	Corporate	Total

Total Assets
April 30, 2005	$80,608	$18,091	$202,536	$33,373	$334,608
January 31, 2005	96,981	17,454	202,323	42,375	359,133
Goodwill
April 30, 2005	$40,204	$—	$145,559	$—	$185,763
January 31, 2005	40,204	—	145,559	—	185,763

*	The total assets reported in the direct marketing segment include the discontinued operations of Dan’s Comp.

9.	Restructuring Charges
      During fiscal 2002, the Company made the strategic decision to outsource substantially all of its fulfillment activities for its CCS unit to New Roads, Inc. The Company determined that it would not be able to exit or sublease its existing fulfillment facilities and as a result, recognized a restructuring charge of $2.6 million during the fourth quarter of fiscal 2002, representing the future contractual lease payments and the write-off of related leasehold improvements. As of April 30, 2005, a $270,000 accrual remains to cover future contractual lease payments.
      As part of the dELiA*s acquisition, which was completed during the third quarter of fiscal 2003, Alloy recorded a $6.5 million restructuring liability. Alloy was contractually obligated to pay certain termination costs to three executives of dELiA*s. Management estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, management estimated $3.8 million of store exit and lease costs and severance related to the closing of up to seventeen dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, Alloy recorded an approximate $2.6 million decrease to dELiA*s restructuring liability. At April 30, 2005, a $1.1 million accrual remains to cover future contractual obligations.
      The following tables summarize the Company’s restructuring activities (amounts in thousands):

Total

Balance at January 31, 2005	$1,737
Payments and Write-offs Fiscal 2005 to date	(352)

Balance at April 30, 2005	$1,385

      A summary of the Company’s restructuring liability by location and/or business, as of April 30, 2005 and January 31, 2005 is as follows (in thousands):

	April 30, 2005	January 31, 2005

CCS facility, San Luis Obispo, California	$270	$423
dELiA*s restructuring liability	1,115	1,314

Total	$1,385	$1,737

      As of April 30, 2005 the restructuring accruals are classified as a current liability and a long-term liability of approximately $410,000 and $975,000, respectively.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Common Stock
      On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan through April 30, 2005. All 600,000 shares were repurchased during the first quarter of fiscal 2003.

11.	Restricted Stock
      In fiscal 2004, Alloy’s Board of Directors authorized the issuance of 173,000 shares of Common Stock as restricted stock under the Company’s Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (the “1997 Plan”). During the first quarter of fiscal 2005, no additional shares of Common Stock were issued as restricted stock. The shares issued pursuant to the 1997 Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grant is charged to stockholders’ equity and is then amortized to compensation expense over the vesting periods.
      The compensation expense amortized with respect to the restricted shares during the three months ended April 30, 2005 and April 30, 2004 was approximately $55,000 and $351,000, respectively.

12.	Long-Term Debt

Convertible Senior Debentures
      In August 2003, Alloy completed the issuance of $69.3 million of 20-Year Convertible Senior Debentures due August 1, 2023 (the “Debentures”) in the Rule 144A private placement market. The Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually. The Debentures are convertible prior to maturity, under certain circumstances, unless previously redeemed, at the option of the holders into shares of Alloy’s Common Stock at a conversion price of approximately $8.375 per share, subject to certain adjustments. The Debentures are Alloy’s general unsecured obligations and will be equal in right of payment to its existing and future senior unsecured indebtedness; and are senior in right of payment to all of its future subordinated debt. Alloy may not redeem the Debentures until August 1, 2008. Alloy used a significant portion of the net proceeds from this offering for the acquisition of dELiA*s and used the remaining portion for other acquisitions, working capital, capital expenditures and general corporate purposes.
      On February 17, 2004, Alloy approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of June 9, 2005, none of the Debentures have been repurchased.

Mortgage Note Payable
      In fiscal 1999, dELiA*s entered into a mortgage loan agreement related to the purchase of a distribution facility in Hanover, Pennsylvania. On April 19, 2004, dELiA*s entered into a Mortgage Note Modification Agreement (the “Modification Agreement”) extending the term of the Mortgage Note for five years with a fifteen-year amortization schedule and an Amendment to Construction Loan Agreement (the “Amended Loan Agreement”). The modified loan bears interest at LIBOR plus 225 basis points. Alloy guaranteed the modified loan and is subject to a quarterly financial covenant to maintain a funds flow coverage ratio. On September 3, 2004, the Amended Loan Agreement was amended to modify the quarterly financial covenant. Alloy is in compliance with the modified covenant for the quarter ended April 30, 2005. As of April 30, 2005, the current and long-term mortgage note payable balance was approximately $170,000 and $2.6 million, respectively.

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Credit Facility

Wells Fargo
      At the time of Alloy’s acquisition of dELiA*s, in September 2003, dELiA*s had in place a credit agreement with Wells Fargo Retail Finance, LLC (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On October 14, 2004, dELiA*s entered into an Amended Loan Agreement with Wells Fargo, as lead borrower for Alloy Merchandise, LLC; Skate Direct, LLC; dELiA*s Operating Company; and dELiA*s Retail Company (together with dELiA*s, the “Borrowers”), all indirect wholly owned subsidiaries of the Company. The Loan Agreement amended and restated the Wells Fargo Credit Agreement, by, among other things, (i) adding Alloy Merchandise, LLC and Skate Direct, LLC as borrowers under the Loan Agreement; (ii) amending certain of the financial covenants; and (iii) providing that the Borrowers may increase the credit limit under the Loan Agreement in two steps from an initial $20 million up to a maximum of $40 million subject to the satisfaction of certain conditions.
      The Loan Agreement consists of a revolving line of credit that permits the Borrowers to currently borrow up to $20 million. The credit line is secured by the assets of the Borrowers and borrowing availability fluctuates depending on the Borrowers’ levels of inventory and certain receivables. The Loan Agreement contains a financial performance covenant relating to a limitation on the Borrowers’ capital expenditures. At the Borrowers’ option, borrowings under this amended and restated facility bear interest at Wells Fargo Bank’s prime rate or at LIBOR plus 225 basis points. A fee of 0.250% per year is assessed monthly on the unused portion of the line of credit as defined in the Loan Agreement. The amended and restated facility matures in October 2007. As of April 30, 2005 there were no outstanding balances under the Loan Agreement.
      In a related agreement, Alloy entered into a “make whole” agreement with Wells Fargo, pursuant to which Alloy agreed, among other things, to ensure that the Excess Availability of the Borrowers, which is defined as availability under the Loan Agreement less all then past due obligations of the Borrowers, including accounts payable which are beyond customary trade terms extended to the Borrowers and rent obligations of the Borrowers which are beyond applicable grace periods, is at all times greater than or equal to $2.5 million. As of April 30, 2005, approximately $4.4 million of letters of credit were outstanding under the Wells Fargo Credit Agreement and the unused available credit was $6.9 million.

JP Morgan Chase Bank
      Alloy has standby letters of credit with JP Morgan Chase Bank for the purposes of securing a lease transaction relating to computer equipment, securing an operating lease that Alloy maintains and as collateral for credit that certain vendors extend to Alloy’s On Campus Marketing business. As of April 30, 2005, the outstanding letters of credit totaled approximately $1.8 million.

14.	Accrued Expenses and Other Current Liabilities
      As of April 30, 2005 and January 31, 2005, accrued expenses and other current liabilities consist of the following:

	April 30, 2005	January 31, 2005

	(Amounts in thousands)
Credits due to customers	$7,217	$6,553
Other	20,183	19,880

Total	$27,400	$26,433

ALLOY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transaction
      Alloy Marketing and Promotions, LLC (“AMP”), a wholly-owned subsidiary of the Company, entered into an agreement with Seventh Generation, Inc. (“SGI”), of which one of our directors is President and CEO, pursuant to which AMP will provide promotional services to SGI. AMP’s compensation for those services will be $970,000. In addition, AMP and SGI entered into a second agreement pursuant to which AMP agreed to provide additional promotional services to SGI for approximately $24,000.

16.	Subsequent Event
      On May 26, 2005, Alloy’s board of directors approved a plan to pursue a spin-off to its shareholders of its AMG division. In the spin-off, Alloy shareholders will receive 100 percent of the common shares of a to be formed corporation to which Alloy will transfer its retail and direct marketing merchandising assets and associated liabilities (“MerchCo”). The transaction is intended to be tax free to shareholders and is expected to be completed by the fourth quarter of 2005, subject to certain conditions such as final clearance of the registration statement from the SEC and receipt of customary solvency and tax opinions.
      MerchCo will include the dELiA*s, Alloy and CCS brands and will sell apparel, accessories, footwear, room furnishings and action sports equipment directly to the youth market through catalogs, websites and retail stores. MerchCo will be formally named in connection with the spin-off. After the spin-off, Alloy will consist of its media and marketing services businesses which will continue to provide services under the Alloy Media + Marketing banner. The two companies will be independent and will have separate public ownership, boards of directors and management.
      In connection with the spin-off, MerchCo will also proceed with a rights offering to purchase its common stock. In April 2005, Alloy entered into a letter agreement with its largest shareholder, MLF Investments, LLC (“MLF Investments”), which is controlled by Matthew L. Feshbach, one of Alloy’s directors. Pursuant to this agreement, MLF Investments agreed to backstop a $20 million rights offering to purchase MerchCo common stock at an exercise price that correlates to a $175 million pre-money MerchCo valuation (the “Exercise Price”). The funds will be used primarily for additions to MerchCo’s retail store base and for general working capital purposes. Pursuant to the rights offering, all persons who hold shares of Alloy’s common stock as of a yet to be determined record date will receive at no cost rights to purchase a defined number of shares of MerchCo common stock at the Exercise Price.
      The spin-off is to be accomplished through a special dividend of MerchCo common stock to be distributed to Alloy stockholders of record as of a yet to be determined record date. Following the spin-off, it is expected that both Alloy and MerchCo will trade on the Nasdaq market with Alloy continuing to trade under the symbol “ALOY” and MerchCo trading under a yet to be determined symbol. Final terms of the transactions have not yet been set and will be announced at a later date. Following completion of the spin-off, Matthew Diamond will continue to serve as CEO of Alloy and Robert Bernard is to serve as CEO of MerchCo.
      Alloy anticipates that it will incur spin-off related expenses associated with establishing MerchCo as an independent company, which will be recorded in each quarter as incurred. Cumulatively, these expenses are expected to be in the $2.5 million to $3.5 million range. Alloy expects to disclose these transitional operating expenses in its quarterly results. A registration statement relating to the underlying securities of MerchCo issued in connection with the spin-off and the rights offering will be filed with the SEC.

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
Executive Summary
      We are a media, marketing services, direct marketing and retail company primarily targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Our business is currently comprised of two distinct divisions: Alloy Merchandising Group (“AMG”) and Alloy Media + Marketing. AMG consists of the direct marketing and retail stores reporting segments. Alloy Media + Marketing consists of the sponsorship and other activities reporting segment. Our direct marketing segment derives revenues from sales of merchandise to consumers through our catalogs and websites. Our retail stores segment derives revenue primarily from the sale, through dELiA*s retail and outlet stores, of merchandise to consumers. Our sponsorship and other activities segment derives revenue largely from traditional blue chip advertisers that seek to market to Generation Y through our media assets and marketing services including but not limited to our print publications, websites, and display media boards, as well as through promotional events, product sampling, customer acquisition programs and other marketing programs.
      On May 26, 2005, our Board of Directors approved the plan to pursue a spin-off to our shareholders of our AMG division. In the spin-off, Alloy shareholders will receive 100 percent of the common shares of a to be formed corporation to which Alloy will transfer its retail and direct marketing merchandising assets and associated liabilities (“MerchCo”). Upon completion of the spin transaction, MerchCo will proceed with the previously announced offering of rights to Alloy shareholders, as of a to be determined record date, to purchase up to $20 million newly issued shares of MerchCo. The funds will be used primarily for additions to MerchCo’s retail store base and for general working capital purposes.
      MerchCo will include the dELiA*s, Alloy and CCS brands and will sell apparel, accessories, footwear, room furnishings and action sports equipment directly to the youth market through catalogs, websites and retail stores. MerchCo will be formally named in connection with the spin-off. After the spin-off Alloy will consist of its media and marketing services businesses which will continue to provide services under the Alloy Media + Marketing banner. The two companies will be independent and will have separate public ownership, boards of directors and management. Following completion of the spin-off, Matt Diamond will continue to serve as CEO of Alloy and Robert Bernard is to serve as CEO of MerchCo. We believe that the creation of two distinct companies with focused management teams, clear strategies and capital resources will result in long-term value creation and improvements in the two companies’ results of operations. Refer to Note 16 for further details.
      Our loss from continuing operations was $4.7 million for the first quarter of fiscal 2005 while our loss from continuing operations in the first quarter of fiscal 2004 was $9.1 million.

Alloy Merchandising Group
      With respect to our direct marketing and retail stores segments (collectively referred to as Alloy Merchandising Group (“AMG”)), much of our emphasis in 2004 was placed on deriving synergies from the dELiA*s acquisition which we completed in September of 2003. We closed seven dELiA*s retail stores during fiscal 2004, and are now beginning to expand our store count in a strategic manner. We plan to open ten new dELiA*s retail stores during fiscal 2005, eight of which are expected to open this summer during the all-important back-to-school time period. This retail store expansion will increase our total real estate square footage by approximately 20%. The design and merchandising of these new stores will more closely reflect the brand image and direction currently seen in the dELiA*s catalog and website.

      During the third quarter of fiscal 2004, we began to realize many of the synergies we expected to result from combining our direct marketing operations with those of dELiA*s, leveraging our combined scale, selling across our combined databases while controlling overall catalog circulation, and consolidating fulfillment operations in dELiA*s’ Hanover, Pennsylvania warehouse and Westerville, Ohio contact center. We anticipate that we will continue to increase these savings going forward. During the first half of fiscal 2004, we ceased the operations of our Girlfriends LA and Old Glory catalog businesses. On June 1, 2005, we closed on a transaction involving the sale of substantially all of the assets and liabilities of our Dan’s Comp business to XP. We can now focus our efforts and financial resources on our core dELiA*s and Alloy consumer brands in the Generation Y girl market, and on our CCS brand in the Generation Y boy market.

Alloy Media + Marketing
      Alloy Entertainment (an Alloy Media + Marketing brand) continues to be a premier content generator in the youth market producing books, television series and feature films for major media companies. Alloy Entertainment served as an executive producer of the film The Sisterhood of the Traveling Pants, based on Ann Brashares’ bestselling novel. The film was released by Warner Bros. in June 2005. Additionally, Alloy Entertainment currently has several other projects in development with motion picture studios.
      We continue to review expansion of our sponsorship and other businesses while also undertaking cost saving opportunities. In an effort to improve earnings in our sponsorship business we have been selectively eliminating positions and reducing other fixed costs, while adding sales specialists in a number of our business units to pursue regional and local sales opportunities. As a result of the planned spin-off of the AMG Division, Alloy Media + Marketing, comprised of the sponsorship and other activities segment, will be Alloy’s sole remaining division.
Results of Operations

Seasonality
      Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer and client purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our websites, catalogs and retail stores have been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. During this period, our non-cash working capital requirements increase and are typically funded by our cash balances and borrowings from our revolving credit facility. We believe that advertising and sponsorship sales follow a similar pattern, with higher revenues in the third and fourth quarters (particularly the third quarter) as marketers more aggressively attempt to reach our Generation Y audience during these major spending seasons and capture student interest at the outset of the school year.

Three Months Ended April 30, 2005 Compared with Three Months Ended April 30, 2004

Consolidated Results of Operations
      The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

	Three Months
	Ended April 30,

	2005	2004

Direct marketing revenues	35.3%	31.8%
Retail stores revenues	15.4	16.3
Sponsorship and other revenues	49.3	51.9

Total revenues	100.0	100.0
Cost of revenues	51.2	53.1

Gross profit	48.8	46.9
Operating expenses:
Selling and marketing	40.5	41.4
General and administrative	11.1	13.8
Amortization of intangible assets	1.3	1.5
Restructuring charge	—	0.2

Total operating expenses	52.9	56.9
Loss from operations	(4.1)	(10.0)
Interest and other income (expense), net	(1.2)	(0.8)
Provision for income tax expense	0.0	0.0
Net loss from continuing operations	(5.3)	(10.8)
Loss from operations of discontinued component, net of tax	(12.8)	(0.2)

Net loss	(18.1)%	(11.0)%

Segment Results of Operations
Retail Stores

	Three Months
	Ended April 30,

	2005	2004

dELiA*s retail stores at beginning of period	55	62
Opened	—	—
Closed	—	(3)

dELiA*s retail stores at end of period	55	59
      The tables below present our operating income (loss) from continuing operations by segment for each of the three months ended April 30, 2005 and 2004 (amounts in thousands):

	Three Months
	Ended April 30,		Percent
			Change 2004
	2005	2004	vs 2005

Operating Income (Loss):
Direct marketing	$1,308	$(1,229)	NM
Retail stores	(1,266)	(2,276)	44.4%
Sponsorship and other	4,503	4,131	9.0
Corporate	(8,090)	(9,002)	10.1

Loss from continuing operations before interest and other (expense) income and income taxes	$(3,545)	$(8,376)	57.7%

NM — Not meaningful

Net Revenues
      Total Net Revenues. Total net revenues increased 4.6% to $87.7 million in the three months ended April 30, 2005 from $83.9 million in the three months ended April 30, 2004.
      Direct Marketing Revenues. Direct marketing revenues increased 16.1% from $26.7 million in the three months ended April 30, 2004 to $31.0 million in the three months ended April 30, 2005. The increase in direct marketing revenues for the first quarter of the fiscal year ending January 31, 2006 (“fiscal 2005”) versus the first quarter of the fiscal year ended January 31, 2005 (“fiscal 2004”) resulted primarily from an increase in revenue related to our direct marketing titles dELiA*s, Alloy and CCS.
      Retail Stores Revenues. Retail stores revenues decreased 1.2% to $13.5 million for the three months ended April 30, 2005 from $13.6 million for the three months ended April 30, 2004. The decrease in retail store revenues was primarily due to store closures. At April 30, 2004, we owned and operated 59 retail stores; at April 30, 2005, we owned and operated 55 retail stores.
      Sponsorship and Other Revenues. Sponsorship and other revenues for the first quarter of fiscal 2005 of $43.3 million were virtually flat versus $43.6 million in the first quarter of fiscal 2004.

Cost of Revenues
      Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse and retail stores, together with the direct costs attributable to the sponsorship and advertising programs we provide, and the marketing publications we produce. Our total cost of revenues increased slightly from $44.5 million in the three months ended April 30, 2004 to $44.9 million in the three months ended April 30, 2005. The increase in cost of revenues was due primarily to the increased cost of goods sold related to the increased direct marketing revenue during the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004 partially offset by a decrease in cost of sponsorship and other revenues.
      Our gross profit as a percentage of total revenues increased from 46.9% in the three months ended April 30, 2004 to 48.8% in the three months ended April 30, 2005. This increase was due primarily to significant gross margin improvement in our promotional marketing business within our sponsorship and other segment, as well as gross margin improvements in our retail stores and direct marketing segments.

Total Operating Expenses
      Selling and Marketing. Selling and marketing expenses consist primarily of our catalog production and mailing costs; our call centers and fulfillment operations expenses; dELiA*s retail store costs; freight costs to deliver goods to our merchandise customers; compensation of our sales and marketing personnel; marketing costs; and information technology expenses related to the maintenance and marketing of our websites and support for our advertising sales activities. These selling and marketing expenses increased from $34.8 million in the three months ended April 30, 2004 to $35.5 million in the three months ended April 30, 2005 due primarily to the increase in direct marketing segment revenue with selling and marketing costs relating to that revenue rising in conjunction. As a percentage of total revenues, our selling and marketing expenses decreased from 41.4% in the first quarter of fiscal 2004 to 40.5% in the first quarter of fiscal 2005 as operating cost efficiency initiatives took effect.
      General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses decreased from $11.6 million in the three months ended April 30, 2004 to $9.7 million in the three months ended April 30, 2005. The decrease in general and administrative expenses resulted primarily from the cost savings derived from integrating the operations of dELiA*s along with lower professional services expenditures.
      Our general and administrative expenses as a percentage of total revenues decreased from 13.8% in the first quarter of fiscal 2004 to 11.1% in the first quarter of fiscal 2005, due primarily to cost savings derived from integrating the operations of dELiA*s, which we acquired in September 2003, into our merchandise operations, and lower corporate overhead costs such as technology, finance and legal, together with increased revenues.
      Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.1 million in the three months ended April 30, 2005 as compared with $1.3 million in the three months ended April 30, 2004. The decrease in amortization expense resulted from the impairment of certain identified intangible assets during the fourth quarter of fiscal 2004, offset partially by our acquisition activities during the last twelve months and the associated allocation of purchase price to identified intangible assets.
      Restructuring Charge. During the first quarter of fiscal 2005, we did not recognize any restructuring charges. During the first quarter of fiscal 2004, we recognized a restructuring charge in the sponsorship and other segment of approximately $126,000 related to the relocation of the MPM business from Santa Barbara, California to our principal office in New York, New York. The MPM business was fully relocated to the New York office during the third quarter of fiscal 2004.

Loss from Continuing Operations
      Total Loss from Continuing Operations. Our loss from continuing operations before interest income, interest expense, other income and income taxes was $3.5 million and $8.4 million in the first quarter of fiscal 2005 and 2004, respectively. The decrease in operating loss is due to the financial performance improvements in our direct marketing, retail stores, sponsorship and other segments, as described below, and lower corporate costs.
      Direct Marketing Income (Loss) from Operations. Our income from direct marketing operations was $1.3 million in the first quarter of fiscal 2005 while our loss from direct marketing operations was $1.2 million in the first quarter of fiscal 2004. The transition from direct marketing loss from operations to direct marketing income from operations was primarily a result of combining our direct marketing operations with those of dELiA*s, leveraging our combined scale, selling across our combined databases while controlling overall catalog circulation, and consolidating fulfillment operations, along with meaningful performance in our CCS brand.
      Retail Stores Loss from Operations. Our loss from retail stores operations was $1.3 million in the first quarter of fiscal 2005 while our loss from retail stores operations was $2.3 million in the first quarter of fiscal 2004. The decrease in retail store loss from operations is primarily due to higher sales on a comparative store basis as well as better margins, largely due to an opening inventory that was much more current than in the prior year, which permitted a selling environment that relied less heavily on promotions. In addition, consistent with our strategy of real estate rationalization, we have closed seven underperforming stores since the beginning of fiscal 2004.
      Sponsorship and Other Income from Operations. Our income from sponsorship and other operations increased 9.0% to $4.5 million in the first quarter of fiscal 2005 from $4.1 million in the first quarter of fiscal 2004. This increase resulted primarily from stronger promotional marketing income resulting from higher gross margins and controlled selling and marketing expenses.

Interest and Other Income (Expense), Net
      Interest and other income, net of expense, includes income from our cash equivalents and from available-for-sale marketable securities and expenses related to our financing obligations. In the three months ended April 30, 2005, we generated interest income of $111,000 and interest expense of $1.2 million primarily related to the issuance in July and August 2003 of our Debentures. In the three months ended April 30, 2004, we generated interest income of $120,000 and interest expense of $1.2 million. During the first quarter of fiscal 2004, we recognized other income of $388,000 related to a working capital adjustment resulting from the MPM acquisition that occurred in fiscal 2002.

Income Tax Expense
      In the three months ended April 30, 2005 and April 30, 2004 we recorded an income tax expense of $49,000 and $10,000, respectively, due to taxable operating income generated at the state level.

Loss From Discontinued Operations
      On June 1, 2005, we closed a transaction involving the sale of substantially all of the assets and liabilities of Dan’s Comp to XP. As a result of the purchase agreement, the results of Dan’s Comp are presented as discontinued operations. Total loss for the three months ended April 30, 2005 includes an $11.2 million loss from discontinued operations, which resulted from a loss of $11.5 million due to asset write-downs concurrent with the sale, offset by approximately $246,000 of operating income in the period. Total loss for the three months ended April 30, 2004 includes a $171,000 loss from discontinued operations.
Liquidity and Capital Resources
      We have financed our operations to date primarily through the sale of equity, equity-linked and debt securities as we generated negative cash flow from operations prior to fiscal 2001, in fiscal 2004 and for the three months ended April 30, 2005. At April 30, 2005, we had approximately $21.4 million of unrestricted cash, cash equivalents and short-term investments. Our principal commitments at April 30, 2005 consisted of the Debentures, accounts payable, letter of credit draws under credit facilities, accrued expenses and obligations under operating and capital leases.
      Net cash used in operating activities was $8.5 million in the first three months of fiscal 2005 compared with net cash used in operating activities of $9.3 million in the first three months of fiscal 2004. The reduced cash usage was primarily due to the decreased net loss from continuing operations in first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004 offset by a larger decrease in accounts payable.
      Cash provided by investing activities was approximately $968,000 in the first three months of fiscal 2005 due primarily to $2.3 million in proceeds from sales and maturities of marketable securities, offset by $1.4 million for capital expenditures. In the first three months of fiscal 2004, cash used in investing activities was approximately $2.0 million due primarily to the usage of $5.1 million to acquire businesses and $1.6 million for capital expenditures, offset by the net cash proceeds of $4.7 million from net sales and maturities of available-for-sale marketable securities.
      Net cash provided by financing activities was $33,000 in the three months ended April 30, 2005 compared with $3.0 million in the three months ended April 30, 2004. The cash provided by financing activities in the three months ended April 30, 2004 was due primarily to $3.1 million of net borrowings under our line of credit agreement. We did not draw under this agreement in the three months ended April 30, 2005.
      Our liquidity position as of April 30, 2005 consisted of $21.4 million of unrestricted cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures, for at least the next 24 months, excluding the impact of any potential, as yet unannounced acquisitions. We have recently augmented our liquidity position by selling the assets and related liabilities of Dan’s Comp for $13.0 million in gross proceeds, and plan to issue common stock to redeem our Series B Preferred Stock. These actions, together with the backstopped $20 million rights offering planned for the merchandise business after it is spun off, have been designed to provide and preserve capital to fund retail expansion and other operational and strategic expenditures.
      With respect to capital expenditures and retail store expansion opportunities currently being undertaken, we currently estimate approximately $6.0 million in such expenditures during fiscal 2005, and an additional $1-2 million of additional inventory requirements. In total, we expect to open ten additional retail stores during fiscal 2005. In addition, we expect to incur approximately $2.5 to $3.5 million in spin-related expenses to execute the separation of our businesses. Refer to the “Executive Summary” for further details on the spin-off.
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
      On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We have repurchased 600,000 shares for approximately $3.0 million under this plan through June 9, 2005. All 600,000 shares were repurchased during the three months ended April 30, 2003.
      On February 17, 2004, we approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of June 9, 2005, none of the Debentures have been repurchased.
Critical Accounting Policies and Estimates
      During the first three months of fiscal 2005, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, for additional information relating to the Company’s use of estimates and other critical accounting policies.
Effect of New Accounting Standards
      We have described the impact anticipated from the adoption of certain new accounting pronouncements effective in fiscal 2005 in Note 2 to the consolidated financial statements.
Off-Balance Sheet Arrangements
      We enter into letters of credit to facilitate the international purchase of merchandise. The related credit facility is described fully in Note 13 to the consolidated financial statements. We do not maintain any other off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
      Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

•	changes in business and economic conditions and other adverse conditions in our markets;

•	increased competition;

•	our inability to achieve and maintain profitability;

•	merchandising and marketing strategies;

•	inventory performance;

•	our ability to protect or enforce our intellectual property or proprietary rights;

•	changes in consumer preferences or fashion trends;

•	the proposed spin-off of our merchandising business from our media and marketing services businesses;

•	seasonality of the retail and direct-marketing businesses;

•	significant increases in paper, printing and postage costs;

•	litigation that may have an adverse effect on the financial results or reputation of the Company;

•	reliance on third-party suppliers;

•	our ability to successfully implement our operating, marketing, acquisition and expansion strategies; and

•	natural disasters and terrorist attacks.
      For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2005 in Item 1 — Business, under the caption “Risk Factors That May Affect Future Results.”
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
      As of April 30, 2005, we held a portfolio of $4.0 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, we believe that the interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Additionally, our Debentures were issued at a fixed interest rate of 5.375%. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4.	Controls and Procedures.
      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report has been made known to them in a timely fashion.
      Our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. Based on the evaluation, there have been no such changes during the quarter covered by this report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants the Company, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Landenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing Company stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934 (the “’34 Act”) and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiff filed an amended complaint against the Company, the individual defendants and the underwriters of the Company’s initial public offering. The amended complaint asserted violations of Section 10(b) of the ’34 Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the Court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to the Company, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. The Company participated in Court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of the issuers (including the Company), insurers and plaintiffs and submitted to the Court. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing. If such approval is obtained, all claims against the Company and the individual defendants will be dismissed with prejudice.
      On or about March 8, 2003, several putative class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants the Company, James K. Johnson, Jr., Matthew C. Diamond and Samuel A. Gradess. The complaints purportedly were filed on behalf of persons who purchased our Common Stock between August 1, 2002 and January 23, 2003, and, among other things, allege violations of Section 10(b) and Section 20(a) of the ’34 Act and Rule 10b-5 promulgated thereunder stemming from a series of allegedly false and misleading statements made by the Company to the market between August 1, 2002 and January 23, 2003. At a conference held on May 30, 2003, the Court consolidated the actions described above. On August 5, 2003, the plaintiffs filed a consolidated class action complaint (the “Consolidated Complaint”) naming the same defendants, which supersedes the initial complaint. Relying in part on information allegedly obtained from former employees, the Consolidated Complaint alleges, among other things, misrepresentations of our business and financial condition and the results of operations during the period from March 16, 2001 through January 23, 2003 (the “Class Period”), which artificially inflated the price of our stock, including without limitation, improper acceleration of revenue, misrepresentation of expense treatment, failure to properly account for and disclose consignment transactions, and improper deferral of expense recognition. The Consolidated Complaint further alleges that during the Class Period the individual defendants and the Company sold stock and completed acquisitions using our stock. The parties have entered into a stipulation providing for the settlement of the claims against all defendants including the Company, for $6.75 million. That amount, was paid by the Company’s insurers, and was being held in escrow pending entry of an order and judgment following a hearing on the fairness of the proposed settlement. That hearing took place on November 5, 2004 and the District Court approved the stipulation and settlement and ordered that the class action litigation be dismissed with prejudice on December 2, 2004.
      dELiA*s was a party to a purported class action litigation, which originally was filed in two separate complaints in Federal District Court for the Southern District of New York in 1999 against dELiA*s Inc. and certain of its officers and directors. These complaints were consolidated. The consolidated complaint alleges, among other things, that the defendants violated Rule 10b-5 under the ’34 Act by making material misstatements and by failing to disclose certain allegedly material information regarding trends in the business during part of 1998. The settlement, which was approved by the Court in April 2004, became effective on August 23, 2004. The entire settlement amount was covered by dELiA*s’ insurance carrier. By order dated March 23, 2005, the District Court authorized the distribution of the settlement funds and payment of administrative fees and expenses.
      On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s alleged failure to collect and remit use tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 14, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the Appellate Court entered on May 23, 2005. The Company still believes there is no merit to the claim and plans to vigorously defend the case. The Company cannot at this time assess the likelihood of a successful defense. Management believes the proceedings will not have a material adverse effect on our financial condition or operating results.
      On or about April 6, 2005, a complaint was filed against the Company by NCR Corporation (“NCR”) in the United States District Court for the Southern District of Ohio Western Division (Dayton) alleging that the Company has been infringing upon seven patents owned by NCR. The complaint did not specify a specific dollar amount of damages sought by NCR. The Company entered into a settlement agreement with NCR, dated as of May 20, 2005, whereby NCR agreed to dismissal of the complaint with prejudice in exchange for a $250,000 payment from the Company. The notice of dismissal dismissing the lawsuit brought by NCR against the Company was filed by NCR with the United States District Court on May 25, 2005.
      We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
      The following table provides information with respect to purchases by the Company of shares of its Common Stock during the first quarter of 2005:

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares That may yet
	of Shares	Average Price	Publicly Announced	be Purchased Under the
	Purchased(1)	Paid per Share(1)	Program(2)	Program(2)

February 1, 2005 through February 28, 2005	5,662	$7.07	—	$7,016,000
March 1, 2005 through March 31, 2005	—	—	—	7,016,000
April 1, 2005 through April 30, 2005	3,745	5.41	—	7,016,000

Total	9,407	$6.41	—

(1)	These columns reflect the surrender to the Company of 9,407 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock to employees.

(2)	On January 29, 2003, the Company announced that the Board of Directors authorized the purchase of up to $10 million of the Company’s Common Stock. We purchased 600,000 shares for approximately $3.0 million during the first quarter of fiscal 2003 under this program.

Item 3.	Defaults upon Senior Securities.
      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.
      Not applicable.

Item 5.	Other Information.
      Not applicable.

Item 6.	Exhibits
      (a) Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).

3.4	Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).

3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).

3.6	Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2	Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).

4.3	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.4	Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the purchasers of Alloy’s Series B Preferred Stock (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001).

4.5	Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.6	Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to(i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).

4.7		Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.8		Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.9		Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

10	.1*	Description of Compensation Arrangements for Certain Named Executive Officers, as amended.

10	.2*	Letter Agreement with MLF Investments, LLC, dated as of April 13, 2005.

10	.3*†	Asset Purchase Agreement by and among XP Innovation LLP, Dan’s Competition LLC, Alloy Inc., and Steven Kalsch, William Cartwright and Dustin Wilson, dated as of May 31, 2005.

31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated June 9, 2005, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32	.2*	Certification of James K. Johnson, Jr., Chief Financial Officer, dated June 9, 2005, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alloy, Inc.

By:	/s/ JAMES K. JOHNSON, JR.

James K. Johnson, Jr.
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)
Date: June 9, 2005

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).
3.2		Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

3.3		Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).

3.4		Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock of Alloy Online, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on June 21, 2001 and incorporated herein by reference).

3.5		Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).

3.6		Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

4.1		Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2		Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).

4.3		Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.4		Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the purchasers of Alloy’s Series B Preferred Stock (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001).

4.5		Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.6		Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to(i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).

4.7		Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.8		Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.9		Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

10	.1*	Description of Compensation Arrangements for Certain Named Executive Officers, as amended.

10	.2*	Letter Agreement with MLF Investments, LLC, dated as of April 13, 2005.

10	.3*†	Asset Purchase Agreement by and among XP Innovation LLP, Dan’s Competition LLC, Alloy Inc., and Steven Kalsch, William Cartwright and Dustin Wilson, dated as of May 31, 2005.

31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated June 9, 2005, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32	.2*	Certification of James K. Johnson, Jr., Chief Financial Officer, dated June 9, 2005, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.