Form 10-Q
period 2005-07-31
ALLOY  INC
filed 2005-09-09
CIK 1080359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 7, 2005, the registrant had 46,637,864 shares of common stock, $.01 par value per share, outstanding.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2005	January 31, 2005
	(Amounts in thousands except share data)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,680	$25,137
Marketable securities available-for-sale	2,001	6,341
Accounts receivable, net	42,220	39,657
Inventories, net	32,909	26,623
Prepaid catalog costs	3,869	2,588
Other current assets	6,107	6,651
Current assets of discontinued operations (Note 3)	—	2,763

Total current assets	117,786	109,760
Marketable securities available-for-sale	800	—
Property and equipment, net	23,980	24,505
Goodwill, net	185,763	185,763
Intangible and other assets, net	14,661	17,159
Noncurrent assets of discontinued operations (Note 3)	—	21,946

Total assets	$342,990	$359,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,403	$29,287
Deferred revenues	18,137	18,144
Current portion of mortgage note payable	172	160
Accrued expenses and other current liabilities	32,097	26,433
Bank loan payable	3,922	—
Current liabilities of discontinued operations (Note 3)	302	822

Total current liabilities	77,033	74,846
Mortgage note payable	2,571	2,631
Senior Convertible Debentures Due 2023	69,300	69,300
Other long-term liabilities	3,700	3,578
Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable on June 15, 2005; 1,340 shares issued and outstanding at January 31, 2005	—	16,042
STOCKHOLDERS’ EQUITY:
Common Stock; $.01 par value; 200,000,000 shares authorized; 47,396,691 and 43,921,177 shares issued, respectively	474	439
Additional paid-in capital	432,686	415,879
Accumulated deficit	(237,894)	(218,936)
Deferred compensation	(708)	(517)
Accumulated other comprehensive loss	(8)	(31)
Common Stock held in treasury, at cost; 773,627 and 763,042 shares, respectively	(4,164)	(4,098)

Total stockholders’ equity	190,386	192,736

Total liabilities and stockholders’ equity	$342,990	$359,133

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,
	2005	2004
	(Amounts in thousands, except share and per share data) (Unaudited)
Net revenues:
Direct marketing revenues	$28,871	$23,696
Retail stores revenues	14,160	15,313
Sponsorship and other revenues	46,171	42,843

Total net revenues	89,202	81,852

Cost of revenues:
Cost of goods sold	24,067	23,485
Cost of sponsorship and other revenues	16,902	18,710

Total cost of revenues	40,969	42,195

Gross profit	48,233	39,657

Operating expenses:
Selling and marketing	38,906	35,942
General and administrative	9,474	11,568
Amortization of intangible assets	749	1,404
Impairment of long-lived assets	889	—
Spinoff costs (Note 4)	427	—
Restructuring charge	—	192

Total operating expenses	50,445	49,106

Loss from continuing operations before interest income, interest expense, other income and income taxes	(2,212)	(9,449)
Interest income	156	78
Interest expense	(1,199)	(1,157)
Write-off of minority investment	—	(750)

Loss from continuing operations before income taxes	(3,255)	(11,278)
Provision for income tax expense	17	110

Loss from continuing operations	$(3,272)	$(11,388)
Income from discontinued operations, net of taxes (Note 3)	213	233

Net loss	(3,059)	(11,155)
Preferred stock dividends and accretion	217	401

Net loss attributable to common stockholders	$(3,276)	$(11,556)

Basic loss per share of common stock:
Loss from continuing operations including preferred stock dividends and accretion	$(0.08)	$(0.28)
Income from discontinued operations	0.01	0.01

Net basic loss attributable to common stockholders per share	$(0.07)	$(0.27)

Diluted loss per share of common stock:
Loss from continuing operations including preferred stock dividends and accretion	$(0.08)	$(0.28)
Income from discontinued operations	0.01	0.01

Net diluted loss attributable to common stockholders per share	$(0.07)	$(0.27)

Weighted average basic common shares outstanding	44,619,471	42,711,248

Weighted average diluted common shares outstanding	44,619,471	42,711,248

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended July 31,
	2005	2004
	(Amounts in thousands) (Unaudited)
Net loss	$(3,059)	$(11,155)
Other comprehensive loss net of tax:
Net unrealized gain (loss) on available-for-sale securities	9	(22)

Comprehensive loss	$(3,050)	$(11,177)

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended July 31,
	2005	2004
	(Amounts in thousands, except share and per share data) (Unaudited)
Net revenues:
Direct marketing revenues	$59,827	$50,348
Retail stores revenues	27,634	28,954
Sponsorship and other revenues	89,438	86,409

Total net revenues	176,899	165,711

Cost of revenues:
Cost of goods sold	47,004	44,413
Cost of sponsorship and other revenues	38,853	42,309

Total cost of revenues	85,857	86,722

Gross profit	91,042	78,989

Operating expenses:
Selling and marketing	74,388	70,695
General and administrative	19,030	23,137
Amortization of intangible assets	1,842	2,663
Impairment of long-lived assets	924	—
Spinoff costs (Note 4)	615	—
Restructuring charge	—	318

Total operating expenses	96,799	96,813

Loss from continuing operations before interest income, interest expense, other income and income taxes	(5,757)	(17,824)
Interest income	267	198
Interest expense	(2,373)	(2,351)
Write-off of minority investment	—	(750)
Other income	—	388

Loss from continuing operations before income taxes	(7,863)	(20,339)

Provision for income tax expense	66	120
Loss from continuing operations	$(7,929)	$(20,459)
(Loss) income from discontinued operations, net of taxes (including loss on disposal of $11,405) (Note 3)	(11,029)	61

Net loss	(18,958)	(20,398)
Preferred stock dividends and accretion	620	795

Net loss attributable to common stockholders	$(19,578)	$(21,193)

Basic loss per share of common stock:
Loss from continuing operations including preferred stock dividends and accretion	$(0.20)	$(0.50)
(Loss) income from discontinued operations	(0.25)	0.00

Net basic loss attributable to common stockholders per share	$(0.45)	$(0.50)

Diluted loss per share of common stock:
Loss from continuing operations including preferred stock dividends and accretion	$(0.20)	$(0.50)
(Loss) income from discontinued operations	(0.25)	0.00

Net diluted loss attributable to common stockholders per share	$(0.45)	$(0.50)

Weighted average basic common shares outstanding	43,796,270	42,531,538

Weighted average diluted common shares outstanding	43,796,270	42,531,538

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Six Months Ended July 31,
	2005	2004
	(Amounts in thousands)
	(Unaudited)
Net loss	$(18,958)	$(20,398)
Other comprehensive loss net of tax:
Net unrealized gain (loss) on available-for-sale securities	23	(32)

Comprehensive loss	$(18,935)	$(20,430)

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended July 31,
	2005	2004
	(Amounts in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,958)	$(20,398)
Net (loss) income from discontinued operations (Note 3)	(11,029)	61

Net loss from continuing operations	(7,929)	(20,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,585	6,994
Impairment of long-lived asset	924	—
Amortization of debt issuance costs	256	256
Write-off of minority investment	—	750
Compensation charge for restricted stock	139	703
Changes in operating assets and liabilities—net of effect of business acquisitions:
Accounts receivable, net	(2,563)	(2,454)
Inventories, net	(6,286)	(3,175)
Prepaid catalog costs	(1,281)	(601)
Other current assets	544	(2,807)
Other assets	95	82
Accounts payable, accrued expenses and other	(1,073)	1,210

Net cash used in operating activities	(11,589)	(19,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(800)	(3,054)
Proceeds from the sales and maturities of marketable securities	4,363	15,518
Capital expenditures	(3,774)	(2,800)
Sale and disposal of capital assets	1	240
Proceeds from the sale of discontinued operations	13,000	—
Cash paid in connection with acquisitions of businesses, net of cash acquired	—	(7,438)
Purchase of mailing lists	(62)	(42)

Net cash provided by investing activities	12,728	2,424

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options and warrants and common stock purchases under the employee stock purchase plan	465	271
Repurchase of common stock	(66)	—
Net borrowings under line of credit agreements	3,922	2,230
Payment of bank-loan	(60)	(68)
Decrease in restricted cash	—	142
Payments of capitalized lease obligations	(18)	(217)

Net cash provided by financing activities	4,243	2,358

Effect of discontinued operations (Note 3)	161	475
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,543	(14,244)
CASH AND CASH EQUIVALENTS, beginning of period	25,137	27,273

CASH AND CASH EQUIVALENTS, end of period	$30,680	$13,029

Cash paid during the period for interest	$2,044	$2,072
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the conversion of Series B Preferred Stock	16,662	—
Issuance of common stock and warrants in connection with acquisitions	—	3,210
Preferred stock dividends and accretion	$620	$795

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended July 31, 2005

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount					Shares	Amount
	(Amounts in thousands, except share data) (Unaudited)
Balance, February 1, 2005	43,921,177	$439	$415,879	$(218,936)	$(517)	$(31)	(763,042)	$(4,098)	$192,736
Issuance of common stock pursuant to the exercise of options and common stock purchases under the employee stock purchase plan	102,432	1	469	—	—	—	—	—	470
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	—	(10,585)	(66)	(66)
Issuance of restricted stock	73,995	1	334	—	(335)	—	—	—	—
Amortization of restricted stock	—	—	—	—	139	—	—	—	139
Adjustment of stock options for terminated employees	—	—	(5)	—	5	—	—	—	—
Conversion of Series B Preferred	3,299,087	33	16,629	—	—	—	—	—	16,662
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(620)	—	—	—	—	—	(620)
Net loss	—	—	—	(18,958)	—	—	—	—	(18,958)
Unrealized gain on available-for-sale marketable securities, net of realized gains and losses	—	—	—	—	—	23	—	—	23

Balance, July 31, 2005	47,396,691	$474	$432,686	$(237,894)	$(708)	$(8)	(773,627)	$(4,164)	$190,386

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended July 31, 2004

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount					Shares	Amount
	(Amounts in thousands, except share data)
	(Unaudited)
Balance, February 1, 2004	42,701,767	$427	$412,594	$(127,170)	$(1,411)	$(30)	(608,275)	$(3,115)	$281,295
Issuance of common stock for acquisitions of businesses	560,344	6	3,373	—	—	—	(31,162)	(169)	3,210
Issuance of common stock pursuant to the exercise of options and common stock purchases under the employee stock purchase plan	62,192	—	271	—	—	—	—	—	271
Net loss	—	—	—	(20,398)	—	—	—	—	(20,398)
Issuance of restricted stock	308,000	3	37	—	(40)	—	—	—	—
Amortization of restricted stock	—	—	—	—	703	—	—	—	703
Adjustment of stock options for terminated employees	—	—	(7)	—	7	—	—	—	—
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(795)	—	—	—	—	—	(795)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(32)	—	—	(32)

Balance, July 31, 2004	43,632,303	$436	$415,473	$(147,568)	$(741)	$(62)	(639,437)	$(3,284)	$264,254

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below and elsewhere in this report, when we refer to “we,” the “Company,” “us” or “Alloy” we are referring to Alloy, Inc. and when we refer to “Alloy merchandise,” we are referring to the Alloy-branded direct marketing and merchandising business. Similarly, when we refer to “dELiA*s Corp.,” we are referring to dELiA*s Corp., the company we acquired in September 2003 and which has been renamed dELiA*s Assets Corp. When we refer to “dELiA*s, Inc.,” we are referring to dELiA*s, Inc., which has operated our merchandising business under the name Alloy Merchandising Group, LLC, and which converted to a corporation named dELiA*s, Inc. in August 2005 and includes all of our several merchandising subsidiaries, which entity (together with such merchandising subsidiaries) we intend to spinoff to the Alloy stockholders.

1. Business and Financial Statement Presentation

Alloy, Inc. (“Alloy” or the “Company”) is a media, marketing services, direct marketing and retail company primarily targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Alloy’s business is currently comprised of two distinct divisions: Alloy Media + Marketing and dELiA*s, Inc., formerly referred to as Alloy Merchandising Group. On May 31, 2005, Alloy announced that dELiA*s, Inc. will be spun off to shareholders and will become an independent publicly-traded entity (the “Spinoff”). The Spinoff is expected to be completed by the end of the fourth quarter of Alloy’s fiscal year ending January 31, 2006 (“fiscal 2005”) and is subject to certain conditions. Accordingly, the businesses that comprise Alloy’s direct marketing and retail stores segments will no longer form a part of Alloy’s business following the Spinoff, if completed. Refer to Note 4 for further details.

Alloy Media + Marketing, comprised of the sponsorship and other segment, provides targeted media and promotional programs for advertisers who want to market to Generation Y. This business is a non-traditional advertising business and uses, among other methods, print media, display media boards, database marketing, websites, promotional events, and on-campus marketing programs to reach Generation Y consumers.

dELiA*s, Inc., comprised of the direct marketing and retail segments, sells apparel and accessories to Generation Y via mall-based stores, catalogs and the internet under the brand names dELiA*s, Alloy and CCS. On May 31, 2005, Alloy entered into an asset purchase agreement pursuant to which Alloy agreed to sell substantially all of the assets and liabilities related to the Dan’s Competition merchandise brand. Subsequent to the sale Alloy changed the name of Dan’s Competition, LLC to DC Restructuring, LLC and now use the term “DCR” to refer to this discontinued business. The transaction closed on June 1, 2005. Refer to Note 3 for further details. Alloy’s consolidated financial statements have been restated to reflect DCR as a discontinued operation.

As a result of Alloy’s widely circulated catalogs, retail stores and its databases, the Company believes that its brands are well-known and popular with its target audience. Alloy believes it is the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing the Company with a deep understanding of the youth market.

The accompanying unaudited interim consolidated financial statements have been prepared by Alloy. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive losses and cash flows at July 31, 2005 and for all periods presented have been made. The results of operations for the periods ended July 31, 2005 and July 31, 2004 are not necessarily indicative of the operating results for a full fiscal year. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles (“GAAP”) and normally included in the audited financial statements have been condensed or omitted. Certain balances in the prior year have been reclassified to conform to the presentation adopted in the current year.

These financial statements and accompanying notes (the “Notes”) should be read in conjunction with the consolidated financial statements and accompanying notes related to Alloy’s fiscal year ended January 31, 2005 (“fiscal 2004”) included in Alloy’s Annual Report on Form 10-K for fiscal 2004 which was filed with the Securities and Exchange Commission (“SEC”) on April 18, 2005.

2. Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.

However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact SFAS No. 123(R) will have on its consolidated financial statements and will adopt such standard as required.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective for fiscal years beginning after December 15, 2005. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 also provides that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. The effect of the Company applying SFAS No. 154 will depend upon whether material voluntary changes in accounting principles, changes in estimates or error corrections occur as well as consideration of transition and other provisions included in the new standard.

3. Discontinued Operations

On May 31, 2005, Alloy entered into an asset purchase agreement (the “Agreement”) pursuant to which substantially all of its assets and liabilities of DCR were sold to XP Innovation LLC (“XP”), a limited liability company formed and owned by the existing management of DCR, none of whom was an executive officer or director of Alloy, in consideration of a cash payment of $13.0 million at closing, subject to adjustments for changes in working capital.

DCR was part of dELiA*s, Inc. and revenue from DCR was included in Alloy’s direct marketing business segment. The total loss on the disposition of the related net assets was approximately $11.4 million. The transaction closed on June 1, 2005.

As a result of the Agreement, all historical results of operations of DCR are presented as discontinued operations. The discontinued operations generated revenue of $1.5 million and $4.7 million and a net income of approximately $213,000 and $233,000 for the three months ended July 31, 2005 and July 31, 2004, respectively. For the six months ended July 31, 2005 and July 31, 2004, the discontinued operations generated revenue of $5.7 million and $8.7 million and net (loss) income of approximately $(11.0) million and $61,000 respectively.

4. Spinoff of dELiA*s, Inc.

On May 26, 2005, Alloy’s board of directors approved a plan to pursue the Spinoff. On September 7, 2005, dELiA*s, Inc. filed a Registration Statement on Form S-1 in connection with the Spinoff and its contemplated rights offering. In the Spinoff, Alloy shareholders will receive 100 percent of the common shares of dELiA*s, Inc. owned by Alloy. In connection with the Spinoff, Alloy will transfer substantially all of its retail and direct marketing merchandising assets and associated liabilities to dELiA*s, Inc. The transaction is intended to be tax free to shareholders and is expected to be completed by the end of the fourth quarter of fiscal 2005, subject to certain conditions such as final clearance of the registration statement relating to the shares of the new entity from the SEC and receipt of customary solvency and tax opinions.

dELiA*s, Inc. will include the dELiA*s, Alloy merchandise and CCS brands and will sell apparel, accessories, footwear, room furnishings and action sports equipment directly to the youth market through catalogs, the internet and retail stores. After the Spinoff, Alloy will consist of its media and marketing services businesses which will continue to provide services under the Alloy Media + Marketing banner. The two companies will be independent and will have separate public ownership, boards of directors and management.

In connection with the Spinoff, dELiA*s, Inc. will also proceed with a rights offering to sell its common stock in which dELiA*s, Inc. will distribute at no charge to persons who are holders of its common stock on a yet to be determined record date transferable rights to purchase shares of its common stock at a specified price based upon $175 million pre-money valuation of dELiA*s, Inc. The total purchase price of shares offered in the rights offering will be $20 million. In April 2005, Alloy entered into a letter agreement with its largest shareholder, MLF Investments, LLC (“MLF Investments” or “MLF”), which is controlled by Matthew L. Feshbach, one of Alloy’s directors. Pursuant to this agreement, MLF Investments agreed to subscribe for rights in the rights offering at its full pro rata amount either directly or through affiliated investment funds (the “MLF Funds”). In addition, MLF has also agreed to backstop the rights offering, meaning that it will either directly or through MLF Funds purchase all shares of dELiA*s, Inc. common stock that remain unsold upon completion of the rights offering at the same subscription price. The funds will be used primarily for additions to dELiA*s, Inc.’s retail store base and for general working capital purposes.

The Spinoff is to be accomplished through a special dividend of dELiA*s, Inc. common stock to be distributed to Alloy stockholders of record as of a yet to be determined record date. Following the Spinoff, it is expected that both Alloy and dELiA*s, Inc. will trade on the Nasdaq National Market with Alloy continuing to trade under the symbol “ALLOY” and dELiA*s, Inc. trading under the symbol “DLIA.” Final terms of the transactions have not yet been set and will be announced at a later date.

Alloy anticipates that it will incur the Spinoff related expenses associated with establishing dELiA*s, Inc. as an independent company, which will be recorded in each quarter as incurred. Cumulatively, these expenses are expected to be in the $2.5 million to $3.5 million range. The Spinoff costs incurred during the three months and six months ended July 31, 2005 were $427,000 and $615,000, respectively.

5. Stock-Based Employee Compensation Cost

The Company accounts for its stock option plans in accordance with the provisions of APB No. 25 as permitted by SFAS No. 123. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net loss and earnings per share as required by SFAS No. 123 (as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure) recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Amounts in thousands, except per share data)
Net loss attributable to common stockholders:
As reported	$(3,276)	$(11,556)	$(19,578)	$(21,193)
Add: Total stock-based employee compensation costs included in reported net income, net of taxes	84	352	139	703
Less: Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(1,272)	(2,220)	(2,867)	(4,738)

Pro forma	$(4,464)	$(13,424)	$(22,306)	$(25,228)

Basic loss attributable to common stockholders per share:
As reported	$(0.07)	$(0.27)	$(0.45)	$(0.50)
Pro forma	$(0.10)	$(0.31)	$(0.51)	$(0.59)
Diluted loss attributable to common stockholders per share:
As reported	$(0.07)	$(0.27)	$(0.45)	$(0.50)
Pro forma	$(0.10)	$(0.31)	$(0.51)	$(0.59)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R). SFAS No. 123(R) requires companies to expense the value of employee stock options and similar awards. On April 14, 2005, the SEC issued a ruling that amended the effective date for SFAS No. 123(R). This ruling allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 and applies to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS No. 123(R) will have on its consolidated financial statements and will adopt such standard as required.

6. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s sponsorship business as some receivables are normally invoiced in the month following the completion of the earnings process. At July 31, 2005 and January 31, 2005, accounts receivable included approximately $4.8 million and $3.6 million, respectively, of unbilled receivables.

7. Net Loss Per Share

Basic loss per share is computed as net loss divided by the weighted-average number of basic common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock and stock warrants, the conversion of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), the conversion of convertible long-term debt, the conversion of warrants issued in connection with our financings and acquisitions, and contingently issuable common stock pursuant to acquisitions. The following table sets forth the computation of the number of diluted shares outstanding:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average basic common shares outstanding	44,619,471	42,711,248	43,796,270	42,531,538
Effect of dilutive securities:
Contingently issuable common stock pursuant to acquisitions	—	—	—	—
Options to purchase common stock	—	—	—	—

Weighted average diluted common shares outstanding	44,619,471	42,711,248	43,796,270	42,531,538

The weighted average diluted common shares outstanding calculation for the three and six months ended July 31, 2005 and 2004 (shown above) excludes the securities listed below because their effect would be anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Options to purchase common stock	7,837,077	7,698,089	7,817,326	7,812,643
Warrants to purchase common stock	1,536,309	1,917,295	1,721,802	1,917,295
Conversion of Series B Convertible Preferred Stock	—	1,375,895	707,174	1,366,612
Conversion of 5.375% Convertible Debentures	8,274,628	8,274,628	8,274,628	8,274,628
Restricted stock	197,578	206,000	163,456	257,000

	17,845,592	19,471,907	18,684,386	19,628,178

8. Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company adopted in 2002, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In connection with the Spinoff, the Company performed an impairment analysis of long-lived assets during the second quarter of fiscal 2005 and recognized an impairment charge of approximately $889,000. The $889,000 impairment charge consists of an impairment charge of $522,000 related to property and equipment and an impairment charge of $367,000 related to mailing lists. For the six months ended July 31, 2005, an impairment charge of $924,000 was recorded. The $924,000 impairment charge includes the $889,000 described above and a $35,000 impairment charge related to property and equipment, which was recorded in the first quarter of fiscal 2005.

9. Intangible Assets

Acquired identifiable intangible assets as of July 31, 2005 and January 31, 2005 were as follows (amounts in thousands):

	July 31, 2005		January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)
Amortized intangible assets:
Mailing Lists	$240	$117	$1,178	$623
Non-competition Agreements	3,960	3,595	3,960	3,412
Websites	2,064	1,733	2,064	1,545
Client Relationships	9,060	6,710	9,060	5,398
Leasehold Interests	300	122	300	90

	$15,624	$12,277	$16,562	$11,068
Nonamortized intangible assets:
Trademarks	$8,159	$—	$8,159	$—

The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for fiscal 2005 is $760,000 and for each of the next four fiscal years through the fiscal year ending January 31, 2010 is approximately $1.0 million, $611,000, $335,000 and $287,000, respectively.

10. Segment Reporting

Alloy currently has three reportable segments: direct marketing, retail stores, and sponsorship and other activities. Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments were as follows (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Operating Income (Loss):
Direct marketing	$735	$(1,979)	$2,043	$(3,207)
Retail stores	(1,416)	(1,668)	(2,682)	(3,944)
Sponsorship and other	7,494	2,929	11,997	7,060
Corporate	(9,025)	(8,731)	(17,115)	(17,733)

Loss from continuing operations before interest and other (expense) income and income taxes	(2,212)	(9,449)	(5,757)	(17,824)
Write-off of minority investment	—	(750)	—	(750)
Interest (expense) income and other (expense) income, net	(1,043)	(1,079)	(2,106)	(1,765)

Loss from continuing operations before income taxes	$(3,255)	$(11,278)	$(7,863)	$(20,339)

Cost of goods sold for the three months ended July 31, 2005 and July 31, 2004 included costs related to sponsorship and other revenues of $4.1 million and $3.5 million, respectively. Cost of goods sold for the six months ended July 31, 2005 and July 31, 2004 included costs related to sponsorship and other revenues of $5.3 million and $4.5 million, respectively.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Depreciation and Amortization:
Direct marketing	$325	$637	$688	$1,439
Retail stores	578	822	1,192	1,614
Sponsorship and other	1,078	1,714	2,530	3,266
Corporate	576	352	1,175	675

Total Depreciation and Amortization	$2,557	$3,525	$5,585	$6,994

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Capital Expenditures:
Direct marketing	$56	$522	$161	$1,233
Retail stores	1,748	213	2,690	282
Sponsorship and other	147	364	302	880
Corporate	471	106	621	405

Total Capital Expenditures	$2,422	$1,205	$3,774	$2,800

	Direct Marketing*	Retail Stores	Sponsorship and Other Activities	Corporate	Total
Total Assets
July 31, 2005	$72,689	$23,974	$207,721	$38,606	$342,990
January 31, 2005	96,981	17,454	202,323	42,375	359,133
Goodwill
July 31, 2005	$40,204	$—	$145,559	$—	$185,763
January 31, 2005	40,204	—	145,559	—	185,763

*	The total assets reported in the direct marketing segment include the discontinued operations of DCR.

11. Restructuring Charges

During fiscal 2002, the Company made the strategic decision to outsource substantially all of its fulfillment activities for its CCS unit to New Roads, Inc. The Company determined that it would not be able to exit or sublease its existing fulfillment facilities and as a result, recognized a restructuring charge of $2.6 million during the fourth quarter of fiscal 2002, representing the future contractual lease payments and the write-off of related leasehold improvements. As of July 31, 2005, a $114,000 accrual remains to cover future contractual lease payments.

As part of the dELiA*s Corp. acquisition, which was completed during the third quarter of fiscal 2003, Alloy recorded a $6.5 million restructuring liability. Alloy was contractually obligated to pay certain termination costs to three executives of dELiA*s Corp. Management estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, management estimated $3.8 million of store exit and lease costs and severance related to the closing of up to seventeen dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, Alloy recorded an approximate $2.6 million decrease to the dELiA*s Corp. restructuring liability. At July 31, 2005, a $1.1 million accrual remains to cover future contractual obligations.

The following tables summarize the Company’s restructuring activities (amounts in thousands):

Total
Balance at January 31, 2005	$1,737
Payments and Write-offs Fiscal 2005 to date	(508)

Balance at July 31, 2005	$1,229

A summary of the Company’s restructuring liability by location and/or business, as of July 31, 2005 and January 31, 2005 is as follows (in thousands):

	July 31, 2005	January 31, 2005
CCS facility, San Luis Obispo, California	$114	$423
dELiA*s Corp. restructuring liability	1,115	1,314

Total	$1,229	$1,737

As of July 31, 2005 the restructuring accruals are classified as a current liability and a long-term liability of approximately $254,000 and $975,000, respectively.

12. Common Stock

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan through July 31, 2005. All 600,000 shares were repurchased during the first quarter of fiscal 2003.

13. Restricted Stock

In fiscal 2004, and in the second quarter of fiscal 2005, Alloy’s board of directors authorized the issuance of 173,000 shares and 73,995 shares, respectively, of common stock as restricted stock under the Company’s Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (the “1997 Plan”). The shares issued pursuant to the 1997 Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grant is charged to stockholders’ equity and is then amortized to compensation expense over the vesting periods.

The compensation expense amortized with respect to the restricted shares during the three months ended July 31, 2005 and July 31, 2004 was approximately $84,000 and $352,000 respectively. The compensation expense amortized with respect to the restricted shares during the six months ended July 31, 2005 and July 31, 2004 was approximately $139,000 and $703,000 respectively.

14. Long-Term Debt

Convertible Senior Debentures

In August 2003, Alloy completed the issuance of $69.3 million of 20-Year Convertible Senior Debentures due August 1, 2023 (the “Debentures”) in the Rule 144A private placement market. The Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually. The Debentures are convertible prior to maturity, under certain circumstances, unless previously redeemed, at the option of the holders into shares of Alloy’s common stock at a conversion price of approximately $8.375 per share, subject to certain adjustments. The

Debentures are Alloy’s general unsecured obligations and will be equal in right of payment to its existing and future senior unsecured indebtedness; and are senior in right of payment to all of its future subordinated debt. Alloy may not redeem the Debentures until August 1, 2008. Alloy used a significant portion of the net proceeds from this offering for the acquisition of dELiA*s Corp. and used the remaining portion for other acquisitions, working capital, capital expenditures and general corporate purposes.

On February 17, 2004, Alloy approved the repurchase of up to $5.0 million aggregate principal amount of the Debentures. As of September 8, 2005, none of the Debentures have been repurchased.

Mortgage Note Payable

In fiscal 1999, dELiA*s Distribution Company entered into a mortgage loan agreement related to the purchase of a distribution facility in Hanover, Pennsylvania. On April 19, 2004, dELiA*s Distribution Company entered into a Mortgage Note Modification Agreement (the “Modification Agreement”) extending the term of the Mortgage Note for five years with a fifteen-year amortization schedule and an Amendment to Construction Loan Agreement (the “Amended Loan Agreement”). The modified loan bears interest at LIBOR plus 225 basis points. Alloy guaranteed the modified loan and is subject to a quarterly financial covenant to maintain a funds flow coverage ratio. On September 3, 2004, the Amended Loan Agreement was amended to modify the quarterly financial covenant. Alloy is in compliance with the modified covenant for the quarter ended July 31, 2005. As of July 31, 2005, the current and long-term mortgage note payable balance was approximately $170,000 and $2.6 million, respectively.

15. Credit Facility

Wells Fargo

At the time of Alloy’s acquisition of dELiA*s Corp., in September 2003, dELiA*s Corp. had in place a credit agreement with Wells Fargo Retail Finance, LLC (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On October 14, 2004, dELiA*s Corp. entered into an Amended Loan Agreement with Wells Fargo, as lead borrower for Alloy Merchandise, LLC; Skate Direct, LLC; dELiA*s Operating Company; and dELiA*s Retail Company (together with dELiA*s Corp., the “Borrowers”), all indirect wholly owned subsidiaries of the Company. The Loan Agreement amended and restated the Wells Fargo Credit Agreement, by, among other things, (i) adding Alloy Merchandise, LLC and Skate Direct, LLC as borrowers under the Loan Agreement; (ii) amending certain of the financial covenants; and (iii) providing that the Borrowers may increase the credit limit under the Loan Agreement in two steps from an initial $20 million up to a maximum of $40 million subject to the satisfaction of certain conditions.

The Loan Agreement consists of a revolving line of credit that permits the Borrowers to currently borrow up to $20 million. The credit line is secured by the assets of the Borrowers and borrowing availability fluctuates depending on the Borrowers’ levels of inventory and certain receivables. The Loan Agreement contains a financial performance covenant relating to a limitation on the Borrowers’ capital expenditures. At the Borrowers’ option, borrowings under this amended and restated facility bear interest at Wells Fargo Bank’s prime rate or at LIBOR plus 225 basis points. A fee of 0.250% per year is assessed monthly on the unused portion of the line of credit as defined in the Loan Agreement. The amended and restated facility matures in October 2007. As of July 31, 2005, the outstanding balance under the Loan Agreement, which is shown as bank loan payable on the Consolidated Balance Sheets, was $3.9 million.

In a related agreement, Alloy entered into a make whole agreement with Wells Fargo, pursuant to which Alloy agreed, among other things, to ensure that the Excess Availability of the Borrowers, which is defined as availability under the Loan Agreement less all then past due obligations of the Borrowers, including accounts payable which are beyond customary trade terms extended to the Borrowers and rent obligations of the Borrowers which are beyond applicable grace periods, is at all times greater than or equal to $2.5 million. As of

July 31, 2005, approximately $4.7 million of letters of credit were outstanding under the Wells Fargo Credit Agreement and the unused available credit was $4.8 million.

JP Morgan Chase Bank

Alloy has standby letters of credit with JP Morgan Chase Bank for the purposes of securing a lease transaction relating to computer equipment, securing an operating lease that Alloy maintains and as collateral for credit that certain vendors extend to Alloy’s On Campus Marketing business. As of July 31, 2005, the outstanding letters of credit totaled approximately $1.6 million.

16. Accrued Expenses and Other Current Liabilities

As of July 31, 2005 and January 31, 2005, accrued expenses and other current liabilities consist of the following:

	July 31, 2005	January 31, 2005
	(Amounts in thousands)
Credits due to customers	$7,908	$6,846
Other	24,189	19,587

Total	$32,097	$26,433

17. Related Party Transactions

Alloy Marketing and Promotions, LLC (“AMP”), a wholly-owned subsidiary of the Company, entered into two agreements with Seventh Generation, Inc. (“SGI”) pursuant to which AMP provided promotional services to SGI. One of our directors is a director, the President and CEO of SGI while another of our directors serves on the SGI board. AMP’s compensation for those services was $970,000 and $24,000, respectively. In addition, AMP entered into an agreement with SGI dated June 1, 2005, to provide further promotional services during the second half of fiscal 2005. AMP’s compensation for such services under this agreement is expected to be approximately $185,000.

On April 13, 2005, the Company entered into a letter agreement with its largest shareholder, MLF Investments, which is controlled by Matthew L. Feshbach, one of the Company’s directors, under which MLF Investments agreed to backstop the contemplated rights offering of dELiA*s, Inc. Under this agreement, MLF Investments has agreed that it will, and cause its affiliates to, exercise all of the rights to be distributed to it in the rights offering and will purchase all shares of dELiA*s, Inc. stock underlying the rights at the exercise price in such offering. Additionally, if, at the end of the period established in the rights offering for the exercise of the rights, there are rights of other Alloy stockholders that remain unexercised, MLF Investments agrees that it will, directly or through an affiliated investment fund, purchase all of the dELiA*s, Inc. stock underlying all unexercised rights at the exercise price. MLF Investments shall receive a non-refundable fee of $50,000 as compensation for its commitment to purchase all of the dELiA*s, Inc. stock underlying all the unexercised rights at the exercise price. In addition, if the rights offering is effected, MLF Investments shall be entitled to receive a non-refundable fee upon the initiation of the rights offering of ten-year warrants to purchase a number of shares of dELiA*s, Inc. stock equal to 8% multiplied by the number of shares of dELiA*s, Inc. stock issued pursuant to the rights offering at the exercise price.

18. Series B Redeemable Convertible Preferred Stock

On June 20, 2001, the board of directors of Alloy authorized the designation of a series of Alloy’s $.01 par value preferred stock consisting of 3,000 shares of the authorized unissued preferred stock as the Series B Preferred Stock. The Series B Preferred Stock was mandatorily redeemable on June 15, 2005 at a price of $10,000 per share, plus accrued and unpaid cash dividends thereon or convertible into Alloy common stock at a price equal to the twenty day trailing average closing bid price for the shares immediately preceding the trading day before the mandatory redemption date of June 15, 2005. On June 15, 2005, Alloy issued 3,299,087 shares of Alloy common stock at a $5.05 price per share in exchange for the remaining 1,340 outstanding shares and accrued interest of the Series B Preferred Stock.

19. Subsequent Events

In connection with the Spinoff discussed in Note 4, on September 7, 2005, dELiA*s, Inc. filed a Registration Statement on Form S-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the discussion and analysis below and elsewhere in this report, when we refer to “we,” the “Company,” “us” or “Alloy” we are referring to Alloy, Inc. and when we refer to “Alloy merchandise,” we are referring to the Alloy-branded direct marketing and merchandising business. Similarly, when we refer to “dELiA*s Corp.,” we are referring to dELiA*s Corp., the company we acquired in September 2003 and which has been renamed dELiA*s Assets Corp. When we refer to “dELiA*s, Inc.,” we are referring to dELiA*s, Inc., which has operated our merchandising business under the name Alloy Merchandising Group, LLC, and which converted to a corporation named dELiA*s, Inc. in August 2005 and includes all of our several merchandising subsidiaries, which entity (together with such merchandising subsidiaries) we intend to spinoff to the Alloy stockholders.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report on Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Forward-Looking Statements” and elsewhere in this report.

Executive Summary

We are a media, marketing services, direct marketing and retail company primarily targeting Generation Y, the approximately 60 million boys and girls in the United States between the ages of 10 and 24. Our business is currently comprised of two distinct divisions: dELiA*s, Inc., formerly referred to as Alloy Merchandising Group, consists of the direct marketing and retail stores reporting segments; and Alloy Media + Marketing consists of the sponsorship and other activities reporting segment. Our direct marketing segment derives revenues from sales of merchandise to consumers through our catalogs and websites. Our retail stores segment derives revenue primarily from the sale, through dELiA*s retail and outlet stores, of merchandise to consumers. Our sponsorship and other activities segment derives revenue largely from traditional blue chip advertisers that seek to market to Generation Y through our media assets and marketing services including but not limited to our print publications, websites, and display media boards, as well as through promotional events, product sampling, customer acquisition programs and other marketing programs.

On May 26, 2005, our board of directors approved the plan to pursue a Spinoff to our shareholders of dELiA*s, Inc. (the “Spinoff”). In the Spinoff, Alloy shareholders will receive 100 percent of the common shares of dELiA*s, Inc. owned by Alloy. In connection with the Spinoff, Alloy will transfer substantially all of its retail and direct marketing merchandising assets and associated liabilities to dELiA*s, Inc. Upon completion of the Spinoff, dELiA*s, Inc. will proceed with the previously announced offering of rights to its shareholders, as of a to be determined record date, to purchase up to $20 million in newly issued shares of dELiA*s, Inc. The funds will be used primarily for additions to dELiA*s, Inc.’s retail store base and for general working capital purposes.

dELiA*s, Inc. will include the dELiA*s, Alloy merchandise and CCS brands and will sell apparel, accessories, footwear, room furnishings and action sports equipment directly to the youth market through catalogs, the internet and retail stores. After the Spinoff, Alloy will consist of its media and marketing services businesses, which will continue to provide services under the Alloy Media + Marketing banner, and will no longer include its retail and direct marketing merchandising businesses. Alloy and dELiA*s, Inc. will be independent and will have separate public ownership, boards of directors and management. Following completion of the Spinoff, Matt Diamond will continue to serve as CEO of Alloy and Robert Bernard is to serve as CEO of dELiA*s, Inc. We believe that the creation of two distinct companies with focused management teams, clear strategies and capital resources will result in long-term value creation and improvements in the two companies’ results of operations. Refer to Note 4 for further details.

Our loss from continuing operations was $7.9 million for the first half of fiscal 2005 while our loss from continuing operations in the first half of fiscal 2004 was $20.5 million.

dELiA*s, Inc.

With respect to our direct marketing and retail stores segments (collectively referred to as dELiA*s, Inc.), much of our emphasis in 2004 was placed on deriving synergies from the dELiA*s Corp. acquisition which we completed in September of 2003. We closed seven dELiA*s retail stores during fiscal 2004, and are now beginning to expand our store count in a strategic manner. We plan to open up to 12 new dELiA*s retail stores during fiscal 2005, two of which were opened during the fiscal quarter ended July 31, 2005. This retail store expansion will increase our total real estate square footage by approximately 20%. The design and merchandising of these new stores will more closely reflect the brand image and direction currently seen in the dELiA*s catalog and website.

During the third quarter of fiscal 2004, we began to realize many of the synergies we expected to result from combining our direct marketing operations with those of dELiA*s Corp., leveraging our combined scale, selling across our combined databases while controlling overall catalog circulation, and consolidating fulfillment operations in dELiA*s Corp.’s Hanover, Pennsylvania warehouse and Westerville, Ohio contact center. We anticipate that we will continue to increase these savings going forward. During the first half of fiscal 2004, we ceased the operations of our Girlfriends LA and Old Glory catalog businesses. On June 1, 2005, we closed on a transaction involving the sale of substantially all of the assets and liabilities of Dan’s Competition, LLC to XP Innovation. Subsequent to the sale, the name of Dan’s Competition, LLC was changed to DC Restructuring LLC (“DCR”). We can now focus our efforts and financial resources on our core dELiA*s and Alloy merchandise brands in the Generation Y girl market, and on our CCS brand in the Generation Y boy market.

Alloy Media + Marketing

Alloy Entertainment (an Alloy Media + Marketing brand) continues to be a premier content generator in the youth market producing books, television series and feature films for major media companies. Alloy Entertainment served as an executive producer of the film The Sisterhood of the Traveling Pants, based on Ann Brashares’ bestselling novel, an Alloy Entertainment literary property. The film was released by Warner Bros. in June 2005. Additionally, Alloy Entertainment currently has several other projects in development with motion picture studios.

We continue to review expansion of our sponsorship and other businesses while also undertaking cost saving opportunities. In an effort to improve earnings in our sponsorship business we have been selectively eliminating positions and reducing other fixed costs, while adding sales specialists in a number of our business units to pursue regional and local sales opportunities. As a result of the Spinoff, Alloy Media + Marketing, comprised of the sponsorship and other activities segment, will be Alloy’s sole remaining division.

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

Three Months Ended July 31, 2005 Compared with Three Months Ended July 31, 2004

Consolidated Results of Operations

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

	Three Months Ended July 31,
	2005	2004
Direct marketing revenues	32.4%	29.0%
Retail stores revenues	15.9	18.7
Sponsorship and other revenues	51.7	52.3

Total revenues	100.0	100.0
Cost of revenues	45.9	51.6

Gross profit	54.1	48.4
Operating expenses:
Selling and marketing	43.6	43.9
General and administrative	10.6	14.1
Amortization of intangible assets	0.8	1.7
Impairment of long-lived assets	1.0	—
Spinoff costs	0.5	—
Restructuring charge	—	0.2

Total operating expenses	56.5	59.9
Loss from operations	(2.4)	(11.5)
Interest and other income (expense), net	(1.2)	(2.2)
Provision for income tax expense	(0.0)	(0.1)

Net loss from continuing operations	(3.6)	(13.8)
Income from operations of discontinued component, net of tax	0.2	0.3

Net loss	(3.4)%	(13.5)%

Segment Results of Operations

Operating Income (Loss) by Segment

The table below present our operating income (loss) from continuing operations by segment for the three months ended July 31, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended July 31,		Percent Change 2004 vs 2005
	2005	2004
Operating Income (Loss):
Direct marketing	$735	$(1,979)	NM
Retail stores	(1,416)	(1,668)	15.1%
Sponsorship and other	7,494	2,929	155.9
Corporate	(9,025)	(8,731)	3.4

Loss from continuing operations before interest and other (expense) income and income taxes	$(2,212)	$(9,449)	76.6%

NM—Not meaningful

Number of Retail Stores

	Three Months Ended July 31,
	2005	2004
dELiA*s retail stores at beginning of period	55	59
Opened	2	—
Closed	(2)	(3)

dELiA*s retail stores at end of period	55	56

Revenues

Total Revenues. Total revenues increased 9.0% to $89.2 million in the three months ended July 31, 2005 from $81.9 million in the three months ended July 31, 2004.

Direct Marketing Revenues. Net direct marketing revenues increased 21.8% from $23.7 million in the three months ended July 31, 2004 to $28.9 million in the three months ended July 31, 2005. The increase in direct marketing revenues for the second quarter of the fiscal year ending January 31, 2006 (“fiscal 2005”) versus the second quarter of the fiscal year ended January 31, 2005 (“fiscal 2004”) resulted primarily from an increase in revenue related to our direct marketing titles Alloy and CCS.

Retail Stores Revenues. Retail stores revenues decreased 7.5 % from $15.3 million for the three months ended July 31, 2004 to $14.2 million for the three months ended July 31, 2005. The decrease in retail store revenue is primarily due to the lower number of retail stores which were open during the quarter. During the second quarter of fiscal 2004, 59 retail stores were open for all or some portion of the quarter, while during the second quarter of fiscal 2005, 55 retail stores were open for all or some portion of the quarter.

Sponsorship and Other Revenues. Sponsorship and other revenues increased 7.8% from $42.8 million in the second quarter of fiscal 2004 to $46.2 million in the second quarter of fiscal 2005. The increase in sponsorship and other revenues in the second quarter of fiscal 2005 as compared with the second quarter of fiscal 2004 is primarily due to the revenue increases in our marketing programs (product sampling, XM programming packages and newspaper advertising), along with our book development/publishing business.

Cost of Revenues and Gross Margin

Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse and retail stores, together with the direct costs attributable to the sponsorship and advertising programs we provide and the marketing publications we produce. Our cost of revenues decreased 2.9% from $42.2 million in the three months ended July 31, 2004 to $41.0 million in the three months ended July 31, 2005. As a result, our gross profit as a percentage of total revenues increased from 48.4% in the three months ended July 31, 2004 to 54.1% in the three months ended July 31, 2005. Increases were noted in all three of our reporting segments. Contributing to the increase of our direct marketing revenues was an increase in catalog productivity (as measured by demand generated per book) and an increase in catalog circulation. With respect to the retail stores segment, opening inventory was more current than in the prior year, which allowed us to increase sales without heavy reliance on promotional pricing. In our sponsorship and other segment, gross margin increased as a result of the mix of marketing programs, cost reductions and, in certain cases, pricing.

Total Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of our catalog production and mailing costs; our call centers and fulfillment operations expenses; dELiA*s retail store costs; freight costs to deliver goods to our merchandise customers; compensation of our sales and marketing personnel; marketing costs; and information technology expenses related to the maintenance and marketing of our websites and support for our advertising sales activities. These expenses increased from $35.9 million in the three months ended July 31, 2004 to $38.9 million in the three months ended July 31, 2005. The increase in selling and marketing expense is primarily due to the increase in direct marketing segment revenue with selling and marketing costs relating to that revenue rising in conjunction. As a percentage of total revenues, our selling and marketing expenses decreased from 43.9% in the second quarter of fiscal 2004 to 43.6% in the second quarter of fiscal 2005.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses decreased from $11.6 million in the three months ended July 31, 2004 to $9.5 million in the three months ended July 31, 2005. As a percentage of total revenues, our general and administrative expenses decreased from 14.1% in the second quarter of fiscal 2004 to 10.6% in the second quarter of fiscal 2005. The decrease in general and administrative expenses resulted primarily from the cost savings derived from integrating the operations of dELiA*s Corp. along with lower professional services expenditures.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $749,000 in the three months ended July 31, 2005 as compared with $1.4 million in the three months ended July 31, 2004. The decrease in amortization expense resulted primarily from the impairment of certain identified intangible assets during the fourth quarter of fiscal 2004 and certain intangible assets becoming fully amortized during the prior twelve months.

Impairment of Long-Lived Assets. In connection with management’s preparation for the Spinoff, management performed a rationalization and impairment analysis of long-lived assets. Since the carrying amounts exceeded their estimated cash flows, an impairment charge of $889,000 was recognized in the three months ended July 31, 2005 related to certain property and equipment and mailing lists.

Spinoff Costs. Total expenses incurred in connection with the Spinoff, primarily professional services, were approximately $427,000 in the three months ended July 31, 2005. We expect to incur approximately $2.5 million to $3.5 million in spin-related expenses to execute the separation of our businesses.

Restructuring Charge. We recognized a $192,000 restructuring charge for the three months ended July 31, 2004 in accordance with SFAS No. 146. The restructuring charge is comprised of severance costs and the write-off of leasehold improvements related to the relocation of our Market Place Media (“MPM”) operations to the New York office. We will continue to review our operations to determine the necessity of our facilities, equipment, and personnel.

Loss from Continuing Operations

Total Loss from Continuing Operations. Our loss from continuing operations before interest income, interest expense, other income and income taxes was $2.2 million and $9.4 million in the second quarter of fiscal 2005 and 2004, respectively. The decrease in operating loss is due to the financial performance improvements in our direct marketing, retail stores, sponsorship and other segments, as described below.

Direct Marketing Income (Loss) from Operations. Our income from direct marketing operations was $735,000 in the second quarter of fiscal 2005 while our loss from direct marketing operations was $2.0 million in the second quarter of fiscal 2004. The transition from direct marketing loss from operations to direct marketing income from operations was primarily a result of combining our direct marketing operations with those of dELiA*s Corp., leveraging our combined scale, selling across our combined databases while controlling overall catalog circulation, and consolidating fulfillment operations, along with meaningful performance in our CCS brand.

Retail Stores Loss from Operations. Our loss from retail stores operations decreased to $1.4 million in the second quarter of fiscal 2005 from $1.7 million in the second quarter of fiscal 2004. The decrease in retail store loss from operations is primarily due to higher sales on a comparative store basis as well as better margins, largely due to an opening inventory that was much more current than in the prior year, which permitted a selling environment that relied less heavily on promotions. In addition, consistent with our strategy of real estate rationalization, we closed two underperforming stores during the second quarter of fiscal 2005.

Sponsorship and Other Income from Operations. Our income from sponsorship and other operations increased 155.9% to $7.5 million in the second quarter of fiscal 2005 from $2.9 million in the second quarter of fiscal 2004. This increase resulted primarily from stronger promotional marketing income resulting from higher gross margins and controlled selling and marketing expenses.

Corporate Expenses. Our corporate expenses were $9.0 million in the second quarter of fiscal 2005 while our corporate expenses were $8.7 million in the second quarter of fiscal 2004. The increase in corporate expenses is primarily due to approximately $400,000 of Spinoff costs associated with the separation of dELiA*s, Inc.

Interest and Other Income (Expense), Net

Interest and other income, net of expense, includes income from our cash equivalents and from available-for-sale marketable securities and expenses related to our financing obligations. In the three months ended July 31, 2005, we generated interest income of $156,000 and interest expense primarily related to the Debentures of $1.2 million. In the three months ended July 31, 2004, we generated interest income of $78,000 and interest expense primarily related to the 20-Year Convertible Senior Debentures due August 1, 2023 (“the Debentures”) of $1.2 million. The increase in interest income resulted primarily from higher cash and cash equivalents during the quarter ended July 31, 2005 as compared with the quarter ended July 31, 2004.

Write-off of Minority Investment

In the three months ended July 31, 2004, we wrote off a $750,000 minority investment in a private company that was having difficulty funding its operations.

Income Tax Expense

In the three months ended July 31, 2005 and July 31, 2004 we recorded an income tax expense of $17,000 and $110,000, respectively due to taxable income at the state level generated in the quarter.

Six Months Ended July 31, 2005 Compared with Six Months Ended July 31, 2004

Consolidated Results of Operations

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

	Six Months Ended July 31,
	2005	2004
Direct marketing revenues	33.8%	30.4%
Retail stores revenues	15.6	17.5
Sponsorship and other revenues	50.6	52.1

Total revenues	100.0	100.0
Cost of revenues	48.5	52.3

Gross profit	51.5	47.7
Operating expenses:
Selling and marketing	42.1	42.7
General and administrative	10.8	14.0
Amortization of intangible assets	1.0	1.6
Impairment of long-lived asset	0.5	—
Spinoff costs	0.3	—
Restructuring charge	—	0.2

Total operating expenses	54.7	58.5
Loss from operations	(3.2)	(10.8)
Interest and other income (expense), net	(1.2)	(1.1)
Provision for income tax expense	0.0	(0.1)

Net loss from continuing operations	(4.4)	(12.0)
(Loss) income from operations of discontinued component, net of tax	(6.2)	0.0

Net loss	(10.6)%	(12.0)%

Segment Results of Operations

Operating Income (Loss) by Segment

The tables below present our operating income (loss) from continuing operations by segment for the six months ended July 31, 2005 and 2004 (dollar amounts in thousands):

	Six Months Ended July 31,		Percent Change 2004 vs 2005
	2005	2004
Operating Income (Loss):
Direct marketing	$2,043	$(3,207)	NM
Retail stores	(2,682)	(3,944)	32.0%
Sponsorship and other	11,997	7,060	69.9
Corporate	(17,115)	(17,733)	3.5

Loss from continuing operations before interest and other (expense) income and income taxes	$(5,757)	$(17,824)	67.7%

NM—Not meaningful

Retail Stores

	Six Months Ended July 31,
	2005	2004
dELiA*s retail stores at beginning of period	55	62
Opened	2	—
Closed	(2)	(6)

dELiA*s retail stores at end of period	55	56

Revenues

Total Revenues. Total revenues increased from $165.7 million in the six months ended July 31, 2004 to $176.9 million in the six months ended July 31, 2005.

Direct Marketing Revenues. Net direct marketing revenues increased 18.8% from $50.3 million in the six months ended July 31, 2004 to $59.8 million in the six months ended July 31, 2005. The increase in direct marketing revenues for the second half of fiscal 2005 versus the second half of fiscal 2004 resulted primarily from an increase in revenue related to our direct marketing titles Alloy and CCS.

Retail Stores Revenues. Retail stores revenues decreased 4.6% from $29.0 million for the six months ended July 31, 2004 to $27.6 million for the six months ended July 31, 2005. The decrease in retail store revenue is primarily due to the lower number of retail stores which were open during the first half of the year. During the first half of fiscal 2004, 62 retail stores were open for all or some portion of the period, while during the first half of fiscal 2005, 55 retail stores were open for all or some portion of the period.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $89.4 million in the first half of fiscal 2005 from $86.4 million in the first half of fiscal 2004. The increase in sponsorship and other revenues in the first half of fiscal 2005 as compared with the first half of fiscal 2004 is primarily due to the revenue increases in our marketing programs (product sampling, XM programming packages and newspaper advertising), along with our book development/publishing business.

Cost of Revenues and Gross Margin

Our cost of revenues decreased from $86.7 million in the six months ended July 31, 2004 to $85.9 million in the six months ended July 31, 2005, a 1.0% decrease. As a result, our gross profit as a percentage of total revenues increased from 47.7% in the six months ended July 31, 2004 to 51.5% in the six months ended July 31, 2005. Increases were noted in all three of our reporting segments. Contributing to direct marketing was an increase in catalog productivity (as measured by demand generated per book) and an increase in catalog circulation. With respect to the retail stores segment, opening inventory was more current than in the prior year, which allowed us to increase sales without heavy reliance on promotional pricing. In our sponsorship and other segment, gross margin increased as a result of the mix of marketing programs, cost reductions and, in certain cases, price increases.

Total Operating Expenses

Selling and Marketing. Selling and marketing expenses increased from $70.7 million in the six months ended July 31, 2004 to $74.4 million in the six months ended July 31, 2005. The increase in selling and marketing expense is primarily due to the increase in direct marketing segment revenue with selling and marketing costs relating to that revenue rising in conjunction. As a percentage of total revenues, our selling and marketing expenses decreased from 42.7% in the first half of fiscal 2004 to 42.1% in the first half of fiscal 2005.

General and Administrative. General and administrative expenses decreased 17.8% from $23.1 million in the six months ended July 31, 2004 to $19.0 million in the six months ended July 31, 2005. As a percentage of total revenues, our general and administrative expenses decreased from 14.0% in the first half of fiscal 2004 to 10.8% in the first half of fiscal 2005. The decrease in general and administrative expenses resulted primarily from the cost savings derived from integrating the operations of dELiA*s Corp. along with lower professional services expenditures.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.8 million in the six months ended July 31, 2005 as compared with $2.7 million in the six months ended July 31, 2004. The decrease in amortization expense primarily resulted from the impairment of certain identified intangible assets during the second half of fiscal 2005 and certain identified intangible assets becoming fully amortized during the past twelve months.

Impairment of Long-Lived Assets. In connection with management’s preparation for the Spinoff, management performed a rationalization and impairment analysis of long-lived assets. Since the carrying amounts exceeded their estimated cash flows, an impairment charge of $924,000 was recognized in the six months ended July 31, 2005 related to certain property and equipment and mailing lists.

Spinoff Costs. Total expenses incurred in connection with the Spinoff, primarily professional services, were approximately $615,000 in the six months ended July 31, 2005. We expect to incur approximately $2.5 million to $3.5 million in spin-related expenses to execute the separation of our businesses.

Restructuring Charges. The $318,000 restructuring charge for the six months ended July 31, 2004 is comprised of severance costs and the write-off of leasehold improvements related to the relocation of our MPM operations to the New York office. We will continue to review our operations to determine the necessity of our facilities, equipment, and personnel.

Loss from Continuing Operations

Total Loss from Continuing Operations. Our loss from continuing operations before interest income, interest expense, other income and income taxes was $5.8 million and $17.8 million in the first half of fiscal 2005 and 2004, respectively. The decrease in operating loss is due to the financial performance improvements in our direct marketing, retail stores, sponsorship and other segments, as described below.

Direct Marketing Income (Loss) from Operations. Our income from direct marketing operations was $2.0 million in the first half of fiscal 2005 while our loss from direct marketing operations was $3.2 million in the first half of fiscal 2004. The transition from direct marketing loss from operations to direct marketing income from operations was primarily a result of combining our direct marketing operations with those of dELiA*s Corp., leveraging our combined scale, selling across our combined databases while controlling overall catalog circulation, and consolidating fulfillment operations, along with meaningful performance in our CCS brand.

Retail Stores Loss from Operations. Our loss from retail stores operations decreased to $2.7 million in the first half of fiscal 2005 from $3.9 million in the first half of fiscal 2004. The decrease in retail store loss from operations is primarily due to higher sales on a comparative store basis as well as better margins, largely due to an opening inventory that was much more current than in the prior year, which permitted a selling environment that relied less heavily on promotions. In addition, consistent with our strategy of real estate rationalization, during the first half of fiscal 2005 we closed two underperforming stores and opened an additional two retail stores.

Sponsorship and Other Income from Operations. Our income from sponsorship and other operations increased 69.9% to $12.0 million in the first half of fiscal 2005 from $7.1 million in the first half of fiscal 2004.

This increase resulted primarily from stronger promotional marketing income resulting from higher gross margins and controlled selling and marketing expenses.

Corporate Expenses. Our corporate expenses were $17.1 million in the first half of fiscal 2005 while our corporate expenses were $17.7 million in the first half of fiscal 2004. The decrease in corporate expenses is primarily due to a reduction in workforce and professional service fees.

Interest and Other Income (Expense), Net

In the six months ended July 31, 2005, we generated interest income of $ 267,000 and interest expense of $2.4 million primarily related to the Debentures. In the six months ended July 31, 2004, we generated interest income of $198,000 and interest expense of $2.4 million primarily related to the Debentures. The increase in interest income resulted primarily from the higher cash and cash equivalents balances during the six months ended July 31, 2005 as compared with the six months ended July 31, 2004.

Write-off of Minority Investments

In the three months ended July 31, 2004, we wrote off a $750,000 minority investment in a private company that is having difficulty funding its operations.

Income Tax Expense

In the six months ended July 31, 2005 and July 31, 2004, we recorded an income tax expense of $66,000 and $120,000, respectively due to taxable income generated at the state level.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of equity, equity-linked and debt securities as we generated negative cash flow from operations prior to fiscal 2001, in fiscal 2004 and for the six months ended July 31, 2005. At July 31, 2005, we had approximately $32.7 million of unrestricted cash, cash equivalents and short-term investments. Our principal commitments at July 31, 2005 consisted of the Debentures, accounts payable, letter of credit draws under credit facilities, accrued expenses and obligations under operating and capital leases.

Net cash used in operating activities was $11.6 million in the first half of fiscal 2005 compared with net cash used in operating activities of $19.5 million in the first half of fiscal 2004. The reduced cash usage was primarily due to the decreased net loss from continuing operations in first half of fiscal 2005 as compared with the first half of fiscal 2004 offsetting increases in inventories and accounts receivable. With respect to inventories, balances on hand at July 31, 2005 and 2004 are consistent at approximately $33.0 million as we approach the back-to-school selling season. The period over period change reflects a larger increase because of our ability to effectively reduce inventories at January 31, 2005 and the seasonal nature of our business. Our period over period change in accounts receivable principally reflects our increase in revenue from the sponsorship and other segment during the second quarter of 2005 as compared to the same period in 2004.

Cash provided by investing activities was approximately $12.7 million in the first six months of fiscal 2005 due primarily to the sale of DCR for $13.0 million and $4.4 million in proceeds from net sales and maturities of marketable securities, offset by $3.8 million for capital expenditures and $800,000 in purchases of marketable securities. In the first six months of fiscal 2004, cash used in investing activities was approximately $2.4 million due primarily to the usage of $7.4 million to acquire businesses and $2.8 million for capital expenditures, offset by the net cash proceeds of $15.5 million from net sales and maturities of available-for-sale marketable securities.

Net cash provided by financing activities was $4.2 million in the six months ended July 31, 2005 compared with $2.4 million in the six months ended July 31, 2004. The cash provided by financing activities in the six months ended July 31, 2005 was due primarily to $3.9 million of net borrowings under our line of credit agreement and reflects our seasonality as it is utilized to provide financing for our inventory purchases.

Our liquidity position as of July 31, 2005 consisted of $32.7 million of unrestricted cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures, for at least the next 24 months, excluding the impact of any potential, as yet unannounced acquisitions. We have recently augmented our liquidity position by selling the assets and related liabilities of DCR for $13.0 million in gross proceeds, and issued shares of our common stock to redeem our Series B Preferred Stock in June 2005. These actions, together with the backstopped $20 million rights offering planned for dELiA*s, Inc. after it is spun off, have been designed to provide and preserve capital to fund retail expansion and other operational and strategic expenditures.

With respect to capital expenditures and retail store expansion opportunities currently being undertaken, we currently estimate approximately $6.0 million in such expenditures during fiscal 2005, and an additional $1-2 million of additional inventory requirements. In total, we expect to open up to 12 additional retail stores during fiscal 2005, two of which were opened during the second quarter. In addition, we expect to incur approximately $2.5 to $3.5 million in spin-related expenses to execute the separation of our businesses. Refer to the “Executive Summary” for further details on the Spinoff.

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

Critical Accounting Policies and Estimates

During the first six months of fiscal 2005, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, for additional information relating to the Company’s use of estimates and other critical accounting policies.

Effect of New Accounting Standards

We have described the impact anticipated from the adoption of certain new accounting pronouncements effective in fiscal 2005 in Note 2 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We enter into letters of credit to facilitate the international purchase of merchandise. The related credit facility is described fully in Note 15 to the consolidated financial statements. We do not maintain any other off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

•	changes in business and economic conditions and other adverse conditions in our markets;

•	increased competition;

•	our inability to achieve and maintain profitability;

•	merchandising and marketing strategies;

•	inventory performance;

•	our ability to protect or enforce our intellectual property or proprietary rights;

•	changes in consumer preferences or fashion trends;

•	the proposed Spinoff of our merchandising business from our media and marketing services businesses, and the performance of those businesses following the Spinoff;

•	seasonality of the retail and direct-marketing businesses;

•	significant increases in paper, printing and postage costs;

•	litigation that may have an adverse effect on the financial results or reputation of the Company;

•	reliance on third-party suppliers;

•	our ability to successfully implement our operating, marketing, acquisition and expansion strategies; and

•	natural disasters and terrorist attacks.

For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005 in Item 1—Business, under the caption “Risk Factors That May Affect Future Results.”

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of July 31, 2005, we held a portfolio of $2.8 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, we believe that the interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Additionally, our Debentures were issued at a fixed interest rate of 5.375%. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

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

Our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. Based on the evaluation, there have been no such changes during the quarter covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants the Company, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Landenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing Company stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934 (the “‘34 Act”) and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiff filed an amended complaint against the Company, the individual defendants and the underwriters of the Company’s initial public offering. The amended complaint asserted violations of Section 10(b) of the ‘34 Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the Court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to the Company, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. The Company participated in Court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of the issuers (including the Company), insurers and plaintiffs and submitted to the Court. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing. If such approval is obtained, all claims against the Company and the individual defendants will be dismissed with prejudice.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s Corp. alleged failure to collect and remit use tax on items sold by dELiA*s Corp. through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 14, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the Appellate Court entered on May 23, 2005. The Company still believes there is no merit to the claim and plans to vigorously defend the case. The Company cannot at this time assess the likelihood of a successful defense. Management believes the proceedings will not have a material adverse effect on our financial condition or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock during the second quarter of 2005:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares That may yet be Purchased Under the Program(2)
May 1, 2005 through May 31, 2005	—	$—	—	$7,016,000
June 1, 2005 through June 30, 2005	—	—	—	7,016,000
July 1, 2005 through July 31, 2005	1,178	5.14	—	7,016,000

Total	1,178	$5.14	—
(1)	These columns reflect the surrender to the Company of 1,178 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock to employees.
(2)	On January 29, 2003, the Company announced that the board of directors authorized the purchase of up to $10 million of the Company’s common stock. We purchased 600,000 shares for approximately $3.0 million during the first quarter of fiscal 2003 under this program.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

(a) Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).

3.4	Reserved.

3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).

3.6	Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2	Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).

4.3	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.4	Reserved.

4.5	Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.6	Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).

4.7	Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.8		Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.9		Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	*	Certification of Matthew C. Diamond, Chief Executive Officer, dated September 9, 2005, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	*	Certification of James K. Johnson, Jr., Chief Financial Officer, dated September 9, 2005, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ JAMES K. JOHNSON, JR.
James K. Johnson, Jr.
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: September 9, 2005

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.2		Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

3.3		Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).

3.4		Reserved.

3.5		Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).

3.6		Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

4.1		Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2		Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).

4.3		Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.4		Reserved.

4.5		Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.6		Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).

4.7		Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.8		Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.9		Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	*	Certification of Matthew C. Diamond, Chief Executive Officer, dated September 9, 2005, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	*	Certification of James K. Johnson, Jr., Chief Financial Officer, dated September 9, 2005, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith