Form 10-Q
period 2005-10-31
ALLOY  INC
filed 2005-12-12
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 9, 2005, the registrant had 46,679,563 shares of common stock, $.01 par value per share, outstanding.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2005	January 31, 2005
	(Amounts in thousands except share data)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,695	$25,137
Marketable securities available-for-sale	1,000	6,341
Accounts receivable, net	53,613	39,657
Inventories, net	37,591	26,623
Prepaid catalog costs	5,993	2,588
Other current assets	6,021	6,651
Current assets of discontinued operations (Note 3)	—	2,763

Total current assets	140,913	109,760
Marketable securities available-for-sale	600	—
Property and equipment, net	28,476	24,505
Goodwill, net	185,763	185,763
Intangible and other assets, net	14,237	17,159
Noncurrent assets of discontinued operations (Note 3)	—	21,946

Total assets	$369,989	$359,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,792	$29,287
Deferred revenues	19,122	18,144
Current portion of mortgage note payable	112	160
Accrued expenses and other current liabilities	36,038	26,433
Bank loan payable	7,254	—
Current liabilities of discontinued operations (Note 3)	43	822

Total current liabilities	96,361	74,846
Mortgage note payable	2,594	2,631
Senior Convertible Debentures Due 2023	69,300	69,300
Other long-term liabilities	3,873	3,578
Series B Redeemable Convertible Preferred Stock, $10,000 per share liquidation preference; $.01 par value; 3,000 shares designated; mandatorily redeemable on June 15, 2005; 1,340 shares issued and outstanding at January 31, 2005; no shares issued and outstanding at October 31, 2005	—	16,042
STOCKHOLDERS’ EQUITY:
Common Stock; $.01 par value; 200,000,000 shares authorized; 47,419,565 and 43,921,177 shares issued, respectively	474	439
Additional paid-in capital	432,768	415,879
Accumulated deficit	(230,589)	(218,936)
Deferred compensation	(625)	(517)
Accumulated other comprehensive loss	(3)	(31)
Common Stock held in treasury, at cost; 773,627 and 763,042 shares, respectively	(4,164)	(4,098)

Total stockholders’ equity	197,861	192,736

Total liabilities and stockholders’ equity	$369,989	$359,133

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended October 31,
	2005	2004
	(Amounts in thousands, except share and per share data) (Unaudited)
Net revenues:
Direct marketing revenues	$39,479	$31,159
Retail stores revenues	20,427	17,315
Sponsorship and other revenues	63,030	55,932

Total net revenues	122,936	104,406

Cost of revenues:
Cost of goods sold	30,106	25,976
Cost of sponsorship and other revenues	30,248	28,218

Total cost of revenues	60,354	54,194

Gross profit	62,582	50,212

Operating expenses:
Selling and marketing	42,458	36,435
General and administrative	9,608	9,841
Amortization of intangible assets	430	1,463
Spinoff costs (Note 4)	1,538	—
Restructuring charges	144	29

Total operating expenses	54,178	47,768

Income from continuing operations before interest income, interest expense, and income taxes	8,404	2,444
Interest income	285	74
Interest expense	(1,247)	(1,312)

Income from continuing operations before income taxes	7,442	1,206
Provision for income tax expense	137	10

Income from continuing operations	$7,305	$1,196
Income from discontinued operations, net of taxes (Note 3)	—	770

Net income	7,305	1,966
Preferred stock dividends and accretion	—	405

Net income attributable to common stockholders	$7,305	$1,561

Basic earnings per share of common stock:
Income from continuing operations including preferred stock dividends and accretion	$0.16	$0.02
Income from discontinued operations	—	0.02

Net basic earnings attributable to common stockholders per share	$0.16	$0.04

Diluted earnings per share of common stock:
Income from continuing operations including preferred stock dividends and accretion	$0.15	$0.02
Income from discontinued operations	—	0.02

Net diluted earnings attributable to common stockholders per share	$0.15	$0.04

Weighted average basic common shares outstanding	46,357,107	42,951,223

Weighted average diluted common shares outstanding	55,142,653	43,044,459

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended October 31,
	2005	2004
	(Amounts in thousands) (Unaudited)
Net income	$7,305	$1,966
Other comprehensive gain net of tax:
Net unrealized gain on available-for-sale securities	5	23

Comprehensive income	$7,310	$1,989

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended October 31,
	2005	2004
	(Amounts in thousands, except share and per share data) (Unaudited)
Net revenues:
Direct marketing revenues	$99,306	$81,507
Retail stores revenues	48,061	46,269
Sponsorship and other revenues	152,468	142,341

Total net revenues	299,835	270,117

Cost of revenues:
Cost of goods sold	77,110	70,389
Cost of sponsorship and other revenues	69,101	70,527

Total cost of revenues	146,211	140,916

Gross profit	153,624	129,201

Operating expenses:
Selling and marketing	116,846	107,130
General and administrative	28,638	32,978
Amortization of intangible assets	2,272	4,126
Impairment of long-lived assets	924	—
Spinoff costs (Note 4)	2,153	—
Restructuring charges	144	347

Total operating expenses	150,977	144,581

Income (loss) from continuing operations before interest income, interest expense, other income and income taxes	2,647	(15,380)
Interest income	552	272
Interest expense	(3,620)	(3,663)
Write-off of minority investment	—	(750)
Other income	—	388

Loss from continuing operations before income taxes	(421)	(19,133)
Provision for income tax expense	203	130
Loss from continuing operations	$(624)	$(19,263)
(Loss) income from discontinued operations, net of taxes (including loss on disposal of $11,405) (Note 3)	(11,029)	831

Net loss	(11,653)	(18,432)
Preferred stock dividends and accretion	620	1,200

Net loss attributable to common stockholders	$(12,273)	$(19,632)

Basic loss per share of common stock:
Loss from continuing operations including preferred stock dividends and accretion	$(0.03)	$(0.48)
(Loss) income from discontinued operations	(0.24)	0.02

Net basic loss attributable to common stockholders per share	$(0.27)	$(0.46)

Diluted loss per share of common stock:
Loss from continuing operations including preferred stock dividends and accretion	$(0.03)	$(0.48)
(Loss) income from discontinued operations	(0.24)	0.02

Net diluted loss attributable to common stockholders per share	$(0.27)	$(0.46)

Weighted average basic common shares outstanding	44,659,263	42,672,454

Weighted average diluted common shares outstanding	44,659,263	42,672,454

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Nine Months Ended October 31,
	2005	2004
	(Amounts in thousands) (Unaudited)
Net loss	$(11,653)	$(18,432)
Other comprehensive gain (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities	28	(9)

Comprehensive loss	$(11,625)	$(18,441)

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended October 31,
	2005	2004
	(Amounts in thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,653)	$(18,432)
Net (loss) income from discontinued operations (Note 3)	(11,029)	831

Net loss from continuing operations	(624)	(19,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,776	10,533
Impairment of long-lived assets	924	—
Amortization of debt issuance costs	384	384
Write-off of minority investment	—	750
Compensation charge for restricted stock	222	1,074
Compensation charge for the issuance of stock options	—	1
Changes in operating assets and liabilities—net of effect of business acquisitions:
Accounts receivable, net	(13,956)	(16,364)
Inventories, net	(10,968)	(13,148)
Prepaid catalog costs	(3,405)	(2,893)
Other current assets	630	(2,240)
Other assets	2	(38)
Accounts payable, accrued expenses and other	15,356	8,640

Net cash used in operating activities	(3,659)	(32,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,600)	(3,054)
Proceeds from the sales and maturities of marketable securities	6,369	20,091
Capital expenditures	(10,033)	(3,990)
Sale and disposal of capital assets	54	239
Proceeds from the sale of discontinued operations	13,148	—
Cash paid in connection with acquisitions of businesses, net of cash acquired	—	(8,121)
Purchase of mailing lists	(105)	(54)

Net cash provided by investing activities	7,833	5,111

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options, warrants and common stock purchases under the employee stock purchase plan	552	272
Repurchase of common stock	(66)	—
Net borrowings under line of credit agreements	7,254	7,394
Payment of mortgage note payable	(85)	(91)
Decrease in restricted cash	—	3,270
Payments of capitalized lease obligations	(25)	(229)

Net cash provided by financing activities	7,630	10,616

Effect of discontinued operations (Note 3)	(246)	1,200
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,558	(15,637)
CASH AND CASH EQUIVALENTS, beginning of period	25,137	27,273

CASH AND CASH EQUIVALENTS, end of period	$36,695	$11,636

Cash paid during the period for interest	$4,062	$4,100
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the conversion of Series B Preferred Stock	16,662	—
Issuance of common stock and warrants in connection with acquisitions	—	3,209
Preferred stock dividends and accretion	$620	$1,200

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended October 31, 2005

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount					Shares	Amount
	(Amounts in thousands, except share data) (Unaudited)
Balance, February 1, 2005	43,921,177	$439	$415,879	$(218,936)	$(517)	$(31)	(763,042)	$(4,098)	$192,736
Issuance of common stock pursuant to the exercise of options and common stock purchases under the employee stock purchase plan	125,306	1	551	—	—	—	—	—	552
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	—	(10,585)	(66)	(66)
Issuance of restricted stock	73,995	1	334	—	(335)	—	—	—	—
Amortization of restricted stock	—	—	—	—	222	—	—	—	222
Adjustment of stock options for terminated employees	—	—	(5)	—	5	—	—	—	—
Conversion of Series B Preferred Stock	3,299,087	33	16,629	—	—	—	—	—	16,662
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(620)	—	—	—	—	—	(620)
Net loss	—	—	—	(11,653)	—	—	—	—	(11,653)
Unrealized gain on available-for-sale marketable securities, net of realized gains and losses	—	—	—	—	—	28	—	—	28

Balance, October 31, 2005	47,419,565	$474	$432,768	$(230,589)	$(625)	$(3)	(773,627)	$(4,164)	$197,861

See accompanying Notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended October 31, 2004

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount					Shares	Amount
	(Amounts in thousands, except share data) (Unaudited)
Balance February 1, 2004	42,701,767	$427	$412,594	$(127,170)	$(1,411)	$(30)	(608,275)	$(3,115)	$281,295
Issuance of common stock for acquisitions of businesses	560,344	6	3,372	—	—	—	(31,162)	(169)	3,209
Issuance of common stock pursuant to the exercise of options and common stock purchases under the employee stock purchase plan	62,192	1	271	—	—	—	—	—	272
Net loss	—	—	—	(18,432)	—	—	—	—	(18,432)
Issuance of restricted stock	358,000	3	254	—	(257)	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,074	—	—	—	1,074
Adjustment of stock options for terminated employees	—	—	(7)	—	7	—	—	—	—
Accretion of discount and dividends on Series B Convertible Preferred Stock	—	—	(1,200)	—	—	—	—	—	(1,200)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(9)	—	—	(9)

Balance, October 31, 2004	43,682,303	$437	$415,284	$(145,602)	$ (587)	$(39)	(639,437)	$(3,284)	$266,209

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

1. Business and Financial Statement Presentation

Alloy, Inc. (“Alloy” or the “Company”) is a media, marketing services, direct marketing and retail company primarily targeting Generation Y, a key demographic segment comprising the more than 60 million boys and girls in the United States between the ages of 10 and 24. Alloy’s business is currently comprised of two distinct divisions: Alloy Media + Marketing and dELiA*s, Inc., formerly referred to as Alloy Merchandising Group. On May 31, 2005, Alloy announced that dELiA*s, Inc. will be spun off to shareholders and will become an independent publicly-traded entity (the “Spinoff”). On December 6, 2005, Alloy’s Board of Directors approved the Spinoff and Alloy will be distributing to its stockholders all outstanding shares of dELiA*s common stock owned by Alloy. The distribution is expected to occur on December 19, 2005 to Alloy stockholders of record at the close of business on December 7, 2005. Accordingly, the businesses that comprise Alloy’s direct marketing and retail stores segments will no longer form a part of Alloy’s business following the Spinoff. Refer to Note 4 for further details.

Alloy Media + Marketing, comprised of the sponsorship and other segment, is one of the largest providers of targeted media and promotional marketing programs incorporating such industry- recognized divisions as Alloy Marketing & Promotions (“AMP”), 360 Youth, American Multicultural Marketing (AMM), Market Place Media (MPM), Alloy Education, Alloy Entertainment, and Alloy Out-of-Home. Working with these groups, marketers can connect with their targeted audience through a host of advertising and marketing programs incorporating Alloy’s wide ranging media and marketing assets such as direct mail catalogs, college and high school newspapers, Web sites, display media boards, college guides, and promotional events.

dELiA*s, Inc., comprised of the direct marketing and retail segments, includes the dELiA*s, Alloy, and CCS brand names and sells apparel, accessories, footwear, room furnishings and action sports equipment directly to the youth market through catalogs, websites and retail stores. On May 31, 2005, Alloy entered into an asset purchase agreement pursuant to which Alloy agreed to sell substantially all of the assets and liabilities related to the Dan’s Competition merchandise brand. Subsequent to the sale, Alloy changed the name of Dan’s Competition, LLC to DC Restructuring, LLC and now uses the term “DCR” to refer to this discontinued business. The transaction closed on June 1, 2005. Refer to Note 3 for further details. Alloy’s consolidated financial statements have been restated to reflect DCR as a discontinued operation.

As a result of Alloy’s widely circulated catalogs, retail stores and its databases, the Company believes that its brands are well-known and popular with its target audience. Alloy believes it is the only Generation Y-focused media company that combines significant marketing reach with a comprehensive consumer database, providing the Company with a deep understanding of the youth market.

The accompanying unaudited interim consolidated financial statements have been prepared by Alloy. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows at October 31, 2005 and for all periods presented have been made. The results of operations for the periods ended October 31, 2005 and October 31, 2004 are not necessarily indicative of the operating results for a full fiscal year. Certain information

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and footnote disclosures prepared in accordance with generally accepted accounting principles (“GAAP”) and normally included in the audited financial statements have been condensed or omitted. Certain balances in the prior year have been reclassified to conform to the presentation adopted in the current year.

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

2. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.

However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in its first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact SFAS No. 123(R) will have on its consolidated financial statements and will adopt such standard as required.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective for fiscal years beginning after December 15, 2005. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 also provides that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. The effect of the application by the Company of SFAS No. 154 will depend upon whether material voluntary changes in accounting principles, changes in estimates or error corrections occur as well as consideration of transition and other provisions included in the new standard.

3. Discontinued Operations

On May 31, 2005, Alloy entered into an asset purchase agreement (the “Agreement”) pursuant to which substantially all of the assets and liabilities of DCR were sold to XP Innovation LLC (“XP”), a limited liability company formed and owned by the existing management of DCR, none of whom was an executive officer or director of Alloy, in consideration of a cash payment of $13.1 million including adjustments for changes in working capital.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DCR was part of dELiA*s, Inc. and revenue from DCR was included in Alloy’s direct marketing business segment. The total loss on the disposition of the related net assets was approximately $11.4 million. The transaction closed on June 1, 2005.

As a result of the Agreement, all historical results of operations of DCR are presented as discontinued operations. The discontinued operations generated revenue of $5.6 million and net income of approximately $770,000 for the three months ended October 31, 2004. For the nine months ended October 31, 2005 and October 31, 2004, the discontinued operations generated revenue of $5.7 million and $14.3 million and net (loss) income of approximately $(11.0) million and $831,000 respectively.

4. Spinoff of dELiA*s, Inc. and Reverse Stock Split

Spinoff of dELiA*s, Inc.

On May 26, 2005, Alloy’s board of directors approved a plan to pursue the Spinoff. On September 7, 2005, dELiA*s, Inc. filed a Registration Statement on Form S-1 in connection with the Spinoff and its contemplated rights offering. In the Spinoff, Alloy shareholders will receive 100 percent of the common shares of dELiA*s, Inc. owned by Alloy. In connection with the Spinoff, Alloy will transfer substantially all of its retail and direct marketing merchandising assets and associated liabilities to dELiA*s, Inc. The transaction is intended to be tax free to shareholders and is expected to be completed on or about December 19, 2005, subject to certain conditions, including without limitation, final clearance of the registration statement relating to the shares of the new entity from the SEC and receipt of customary solvency and tax opinions.

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

In connection with the Spinoff, dELiA*s, Inc. will also proceed with a rights offering to sell its common stock in which dELiA*s, Inc. will distribute at no charge to persons who are stockholders of record as of December 28, 2005, transferable rights to purchase shares of its common stock at a specified price based upon a $175 million pre-money valuation of dELiA*s, Inc. The total purchase price of shares offered in the rights offering will be $20 million. In April 2005, Alloy entered into a binding letter of intent and then on September 7, 2005 an agreement with its largest shareholder, MLF Investments, LLC (“MLF Investments” or “MLF”), which is controlled by Matthew L. Feshbach, one of Alloy’s directors. Pursuant to this agreement, MLF Investments agreed to subscribe for rights in the rights offering at its full pro rata amount either directly or through affiliated investment funds (the “MLF Funds”). In addition, MLF has also agreed to backstop the rights offering, meaning that it will either directly or through MLF Funds purchase all shares of dELiA*s, Inc. common stock that remain unsold upon completion of the rights offering at the same subscription price. The funds will be used primarily for additions to dELiA*s, Inc.’s retail store base and for general working capital purposes.

In connection with the Spinoff, Alloy stockholders of record as of December 7, 2005 will receive a pro-rata distribution in a ratio of one share of dELiA*s, Inc. common stock for every two shares of Alloy common stock held, and a cash payment in lieu of any fractional shares. The trading of the dELiA*s, Inc. common stock on the Nasdaq National Market is expected to begin on or about December 19, 2005 under the ticker symbol “DLIA” with Alloy continuing to trade on the Nasdaq National Market under the symbol “ALOY”. The dELiA*s, Inc. common stock may trade on the Nasdaq National Market on a when issued basis under the symbol “DLIAV” beginning on or about December 14, 2005.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Spinoff-related expenses associated with establishing dELiA*s, Inc. as an independent company will be recorded by Alloy in each quarter as incurred. Cumulatively, these expenses are expected to be in the $2.5 million to $3.5 million range. The Spinoff costs incurred during the three months and nine months ended October 31, 2005 were $1.5 million and $2.2 million, respectively.

Reverse Stock Split

Alloy’s board of directors authorized Alloy to seek stockholder approval for a reverse stock split, at a special meeting of the Alloy stockholders to be held on January 12, 2005. The reverse stock split is contingent on the Spinoff of dELiA*s, Inc. While the board currently contemplates effecting a reverse stock split at a one for four ratio, i.e., every four shares of Alloy, Inc. common stock will be combined into one share of Alloy, Inc. common stock, stockholder approval is being sought to effect a reverse stock split at a one for two, one for three, or one for four ratio, giving the board the flexibility to determine the ultimate split ratio that is in the best interests of Alloy and its stockholders. Alloy does not intend to issue any fractional shares in connection with the reverse stock split and stockholders holding fractional shares will be entitled to a cash payment equal to the fraction to which such stockholders would otherwise be entitled multiplied by the closing price of the Alloy, Inc. common stock on the last trading day before the reverse stock split effective date.

Assuming stockholder approval for the reverse stock split is obtained at the special meeting to be held on January 12, 2006, it is currently anticipated that the reverse stock split would be implemented shortly after the dELiA*s, Inc. Spinoff is completed. However, even in the event that stockholder approval of the reverse stock split is obtained the reverse stock split will be implemented only at such time as the board determines in its discretion that such reverse stock split is in the best interests of Alloy and its stockholders.

The intended primary purposes of the reverse stock split are to counteract any decrease in our stock price resulting from the Spinoff and to increase our common stock price to a level more appealing for investors. The reverse stock split will not affect the number of Alloy, Inc.’s authorized common or preferred shares.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Amounts in thousands, except per share data)
Net (loss) income attributable to common stockholders:
As reported	$7,305	$1,561	$(12,273)	$(19,632)
Add: Total stock-based employee compensation costs included in reported net income, net of taxes	83	371	222	1,074
Less: Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(1,341)	(2,150)	(4,208)	(6,888)

Pro forma	$6,047	$(218)	$(16,259)	$(25,446)

Basic (loss) earnings attributable to common stockholders per share:
As reported	$0.16	$0.04	$(0.27)	$(0.46)
Pro forma	$0.13	$(0.01)	$(0.36)	$(0.60)
Diluted (loss) earnings attributable to common stockholders per share:
As reported	$0.15	$0.04	$(0.27)	$(0.46)
Pro forma	$0.13	$(0.01)	$(0.36)	$(0.60)

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires companies to expense the value of employee stock options and similar awards. On April 14, 2005, the SEC issued a ruling that amended the effective date for SFAS No. 123(R). This ruling allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 and applies to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS No. 123(R) will have on its consolidated financial statements and will adopt such standard as required.

6. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s sponsorship business as some receivables are normally invoiced in the month following the completion of the earnings process. At October 31, 2005 and January 31, 2005, accounts receivable included approximately $10.4 million and $3.6 million, respectively, of unbilled receivables.

7. Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted-average number of basic common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock and stock warrants, the conversion of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), the

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion of convertible long-term debt, the conversion of warrants issued in connection with our financings and acquisitions, and contingently issuable common stock pursuant to acquisitions. The following table sets forth the computation of net earnings (loss) per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NUMERATOR:

Basic EPS
Net income (loss) attributable to common stockholders (as reported)	$7,305,000	$1,561,000	$(12,273,000)	$(19,632,000)

Effect of dilutive securities:
Interest on 5.375% Convertible Debentures	931,219	—	—	—
Amortization of debt issuance costs	127,975	—	—	—

Diluted EPS
Net income (loss) attributable to common stockholders and assumed conversions	$8,364,194	$1,561,000	$(12,273,000)	$(19,632,000)

DENOMINATOR:

Weighted average basic common shares outstanding	46,357,107	42,951,223	44,659,263	42,672,454

Effect of dilutive securities:
Conversion of 5.375% Convertible Debentures	8,274,628	—	—	—
Contingently issuable common stock pursuant to acquisitions	86,208	86,208	—	—
Options to purchase common stock	227,132	7,028	—	—
Restricted stock	197,578	—	—	—

Weighted average diluted common shares outstanding	55,142,653	43,044,459	44,659,263	42,672,454

The weighted average diluted common shares outstanding calculation for the three and nine months ended October 31, 2005 and 2004 (shown above) excludes the securities listed below because their effect would be anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Conversion of 5.375% Convertible Debentures	—	8,274,628	8,274,628	8,274,628
Contingently issuable common stock pursuant to acquisitions	—	—	86,208	148,468
Options to purchase common stock	7,485,321	7,865,015	7,782,368	7,832,443
Warrants to purchase common stock	1,536,309	1,917,295	1,659,971	2,556,393
Conversion of Series B Convertible Preferred Stock	—	1,376,549	471,449	1,369,924
Restricted stock	—	—	174,830	278,333

	9,021,630	19,433,487	18,449,454	20,460,189

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Spinoff, the Company performed an impairment analysis of long-lived assets during the second quarter of the fiscal year ended January 31, 2006 (“fiscal 2005”). The $924,000 impairment charge for the nine months ended October 31, 2005 includes impairment charges related to property and equipment and mailing lists of $522,000 and $367,000, respectively, which were recorded in the second quarter of fiscal 2005, and a $35,000 impairment charge related to property and equipment, which was recorded in the first quarter of fiscal 2005.

9. Intangible Assets

Acquired identifiable intangible assets as of October 31, 2005 and January 31, 2005 were as follows (amounts in thousands):

	October 31, 2005		January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)
Amortized intangible assets:
Mailing Lists	$283	$134	$1,178	$623
Non-competition Agreements	3,960	3,673	3,960	3,412
Websites	2,064	1,819	2,064	1,545
Client Relationships	9,060	6,945	9,060	5,398
Leasehold Interests	300	136	300	90

	$15,667	$12,707	$16,562	$11,068
Nonamortized intangible assets:
Trademarks	$8,159	$—	$8,159	$—

The weighted average amortization period for acquired intangible assets subject to amortization is approximately three years. The estimated remaining amortization expense for fiscal 2005 is $337,000 and for each of the next four fiscal years through the fiscal year ending January 31, 2010 is approximately $1.1 million, $625,000, $343,000 and $287,000, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Segment Reporting

Alloy currently has three reportable segments: direct marketing, retail stores, and sponsorship and other activities. Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments were as follows (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Operating Income (Loss):
Direct marketing	$4,086	$2,090	$6,129	$(1,117)
Retail stores	962	(397)	(1,720)	(4,341)
Sponsorship and other	12,987	8,780	24,984	15,840
Corporate	(9,631)	(8,029)	(26,746)	(25,762)

Income (loss) from continuing operations before interest and other (expense) income and income taxes	8,404	2,444	2,647	(15,380)
Write-off of minority investment	—	—	—	(750)
Interest (expense) income and other (expense) income, net	(962)	(1,238)	(3,068)	(3,003)

Income (loss) from continuing operations before income taxes	$7,442	$1,206	$(421)	$(19,133)

Cost of goods sold for the three months ended October 31, 2005 and October 31, 2004 included costs related to sponsorship and other revenues of $2.8 million and $2.3 million, respectively. Cost of goods sold for the nine months ended October 31, 2005 and October 31, 2004 included costs related to sponsorship and other revenues of $8.1 million and $6.8 million, respectively.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Depreciation and Amortization:
Direct marketing	$227	$714	$915	$2,153
Retail stores	752	577	1,944	2,191
Sponsorship and other	698	1,758	3,229	5,024
Corporate	513	490	1,688	1,165

Total Depreciation and Amortization	$2,190	$3,539	$7,776	$10,533

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Capital Expenditures:
Direct marketing	$15	$249	$139	$1,482
Retail stores	6,025	48	8,701	330
Sponsorship and other	243	522	545	1,402
Corporate	27	371	648	776

Total Capital Expenditures	$6,310	$1,190	$10,033	$3,990

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Direct Marketing*	Retail Stores	Sponsorship and Other Activities	Corporate	Total
Total Assets
October 31, 2005	$80,628	28,241	214,289	46,831	$369,989
January 31, 2005	96,981	17,454	202,323	42,375	359,133
Goodwill
October 31, 2005	$40,204	—	145,559	—	$185,763
January 31, 2005	40,204	—	145,559	—	185,763

*	The total assets reported in the direct marketing segment include the discontinued operations of DCR.

11. Restructuring Charges

During the Company’s fiscal year ended January 31, 2003 (“fiscal 2002”), the Company made the strategic decision to outsource substantially all of its fulfillment activities for its CCS unit to New Roads, Inc. The Company determined that it would not be able to exit or sublease its existing fulfillment facilities and as a result, recognized a restructuring charge of $2.6 million during the fourth quarter of fiscal 2002, representing the future contractual lease payments and the write-off of related leasehold improvements. During the three months ended October 31, 2005, the Company recognized an additional restructuring charge of $144,000 related primarily to the facility’s rent expense. As of October 31, 2005, there is no remaining accrual balance.

As part of the dELiA*s Corp. acquisition, which was completed during the third quarter of the Company’s fiscal year ended January 31, 2004 (“fiscal 2003”), Alloy recorded a $6.5 million restructuring liability. Alloy was contractually obligated to pay certain termination costs to three executives of dELiA*s Corp.   Management estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, management estimated $3.8 million of store exit and lease costs and severance related to the closing of up to seventeen dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, Alloy recorded an approximate $2.6 million decrease to the dELiA*s Corp. restructuring liability. As of October 31, 2005, a $1.1 million accrual remains to cover future contractual obligations.

The following tables summarize the Company’s restructuring activities (amounts in thousands):

Total
Balance at January 31, 2005	$1,737
Restructuring Costs Fiscal 2005	144
Payments and Write-offs Fiscal 2005 to date	(766)

Balance at October 31, 2005	$1,115

A summary of the Company’s restructuring liability by location and/or business, as of October 31, 2005 and January 31, 2005 is as follows (in thousands):

	October 31, 2005	January 31, 2005
CCS facility, San Luis Obispo, California	$—	$423
dELiA*s Corp. restructuring liability	1,115	1,314

Total	$1,115	$1,737

As of October 31, 2005, the restructuring accruals are classified as a current liability and a long-term liability of approximately $140,000 and $975,000, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Common Stock

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 600,000 shares for approximately $3.0 million under this plan through October 31, 2005. All 600,000 shares were repurchased during the first quarter of fiscal 2003.

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

The compensation expense amortized with respect to the restricted shares during the three months ended October 31, 2005 and October 31, 2004 was approximately $83,000 and $370,000, respectively. The compensation expense amortized with respect to the restricted shares during the nine months ended October 31, 2005 and October 31, 2004 was approximately $222,000 and $1.1 million, respectively.

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

On February 17, 2004, Alloy approved the repurchase of up to $5.0 million in aggregate principal amount of the Debentures. As of December 8, 2005, none of the Debentures have been repurchased.

Mortgage Note Payable

In Alloy’s fiscal year ended January 31, 2000 (“fiscal 1999”), dELiA*s Distribution Company entered into a mortgage loan agreement related to the purchase of a distribution facility in Hanover, Pennsylvania. On April 19, 2004, dELiA*s Distribution Company entered into a Mortgage Note Modification Agreement (the “Modification Agreement”) extending the term of the Mortgage Note for five years with a fifteen-year amortization schedule and an Amendment to the Construction Loan Agreement (the “Amended Loan Agreement”). The modified loan bears interest at LIBOR plus 225 basis points. Alloy guaranteed the modified loan and is subject to a quarterly

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial covenant to maintain a funds flow coverage ratio. On September 3, 2004, the Amended Loan Agreement was amended to modify the quarterly financial covenant. Alloy is in compliance with the modified covenant for the quarter ended October 31, 2005. As of October 31, 2005, the current and long-term mortgage note payable balance was approximately $112,000 and $2.6 million, respectively.

15. Credit Facility

Wells Fargo

At the time of Alloy’s acquisition of dELiA*s Corp., in September 2003, dELiA*s Corp. had a credit agreement with Wells Fargo Retail Finance, LLC (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On October 14, 2004, dELiA*s Corp. entered into an amended agreement (the “Amended Wells Fargo Credit Agreement”) with Wells Fargo, as lead borrower for Alloy Merchandise, LLC; Skate Direct, LLC; dELiA*s Operating Company; and dELiA*s Retail Company (together with dELiA*s Corp., the “Borrowers”), all indirect wholly owned subsidiaries of the Company. The Amended Wells Fargo Credit Agreement amended and restated the Wells Fargo Credit Agreement, by, among other things, (i) adding Alloy Merchandise, LLC and Skate Direct, LLC as borrowers under the agreement; (ii) amending certain of the financial covenants; and (iii) providing that the Borrowers may increase the credit limit under the agreement in two steps from an initial $20 million up to a maximum of $40 million subject to the satisfaction of certain conditions.

The Amended Wells Fargo Credit Agreement consists of a revolving line of credit that permits the Borrowers to currently borrow up to $20 million. The credit line is secured by the assets of the Borrowers and borrowing availability fluctuates depending on the Borrowers’ levels of inventory and certain receivables. The Amended Wells Fargo Credit Agreement contains a financial performance covenant relating to a limitation on the Borrowers’ capital expenditures. At the Borrowers’ option, borrowings under this amended and restated facility bear interest at Wells Fargo Bank’s prime rate or at LIBOR plus 225 basis points. A fee of 0.250% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The amended and restated facility matures in October 2007. As of October 31, 2005, the outstanding balance under the Amended Wells Fargo Credit Agreement, which is shown as bank loan payable on the Consolidated Balance Sheets, was $7.3 million. As of October 31, 2005, approximately $5.1 million of letters of credit were outstanding under the agreement and the unused available credit was $6.1 million.

In a related agreement, Alloy entered into a make whole agreement with Wells Fargo, pursuant to which Alloy agreed, among other things, to ensure that the Excess Availability of the Borrowers, which is defined as availability under the Amended Wells Fargo Credit Agreement less all then past due obligations of the Borrowers, including accounts payable which are beyond customary trade terms extended to the Borrowers and rent obligations of the Borrowers which are beyond applicable grace periods, is at all times greater than or equal to $2.5 million. In connection with the Spinoff, Wells Fargo has agreed to release Alloy from its make-whole obligations upon the occurrence of certain conditions.

JP Morgan Chase Bank

Alloy has standby letters of credit with JP Morgan Chase Bank for the purposes of securing a lease transaction relating to computer equipment, securing an operating lease that Alloy maintains, and as collateral for credit that certain vendors extend to Alloy’s On Campus Marketing business. As of October 31, 2005, the outstanding letters of credit totaled approximately $1.6 million.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Accrued Expenses and Other Current Liabilities

As of October 31, 2005 and January 31, 2005, accrued expenses and other current liabilities consist of the following:

	October 31, 2005	January 31, 2005
	(Amounts in thousands)
Accrued compensation	$5,214	$2,118
Credits due to customers	8,298	6,846
Other	22,526	17,469

Total	$36,038	$26,433

17. Related Party Transactions

AMP entered into two agreements with Seventh Generation, Inc. (“SGI”) pursuant to which AMP provided promotional services to SGI. One of our directors is a director, the President and CEO of SGI while another of our directors serves on the SGI board. AMP’s compensation for those services was $970,000 and $24,000, respectively. In addition, AMP entered into an agreement with SGI dated June 1, 2005, to provide further promotional services during the second half of fiscal 2005. AMP’s compensation for such services under this agreement is expected to be approximately $185,000.

On April 13, 2005, the Company entered into a letter of intent and on September 7, 2005 an agreement with its largest shareholder, MLF Investments, which is controlled by Matthew L. Feshbach, one of the Company’s directors, under which MLF Investments agreed to backstop the contemplated rights offering of dELiA*s, Inc. Under this agreement, MLF Investments has agreed that it will, and will cause its affiliates to, exercise all of the rights to be distributed to it in the rights offering and will purchase all shares of dELiA*s, Inc. stock underlying the rights at the exercise price in such offering. Additionally, if, at the end of the period established in the rights offering for the exercise of the rights, there are rights of other Alloy stockholders that remain unexercised, MLF Investments agrees that it will, directly or through an affiliated investment fund, purchase all of the dELiA*s, Inc. stock underlying all unexercised rights at the exercise price. MLF Investments shall receive a non-refundable fee of $50,000 as compensation for its commitment to purchase all of the dELiA*s, Inc. stock underlying all the unexercised rights at the exercise price. In addition, if the rights offering is effected, MLF Investments shall be entitled to receive a non-refundable fee upon the initiation of the rights offering of ten-year warrants to purchase a number of shares of dELiA*s, Inc. stock equal to 8% multiplied by the number of shares of dELiA*s, Inc. stock issued pursuant to the rights offering at the exercise price.

18. Series B Redeemable Convertible Preferred Stock

On June 20, 2001, the board of directors of Alloy authorized the designation of a series of Alloy’s $.01 par value preferred stock, consisting of 3,000 shares of the authorized unissued preferred stock, as the Series B Preferred Stock. The Series B Preferred Stock was mandatorily redeemable on June 15, 2005 at a price of $10,000 per share, plus accrued and unpaid cash dividends thereon or convertible into Alloy common stock at a price equal to the twenty day trailing average closing bid price for the shares immediately preceding the trading day before the mandatory redemption date of June 15, 2005. On June 15, 2005, Alloy issued 3,299,087 shares of Alloy common stock at a price of $5.05 per share in exchange for the remaining 1,340 outstanding shares and accrued interest of the Series B Preferred Stock.

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

Executive Summary

We are a media, marketing services, direct marketing and retail company primarily targeting Generation Y, a key demographic segment comprising the more than 60 million boys and girls in the United States between the ages of 10 and 24. Our convergent media model uses a wide range of media assets to reach more than 31 million Generation Y consumers each month. Our business is currently comprised of two distinct divisions: dELiA*s, Inc., formerly referred to as Alloy Merchandising Group, consists of the direct marketing and retail stores reporting segments; and Alloy Media + Marketing consists of the sponsorship and other activities reporting segment. Our direct marketing segment derives revenues from sales of merchandise to consumers through our catalogs and websites. Our retail stores segment derives revenue primarily from the sale, through dELiA*s retail and outlet stores, of merchandise to consumers. Our sponsorship and other activities segment derives revenue largely from traditional blue chip advertisers that seek to market to Generation Y through our media assets and marketing services including but not limited to our print publications, websites, and display media boards, as well as through promotional events, product sampling, customer acquisition programs and other marketing programs.

On May 26, 2005, our board of directors approved the plan to pursue a Spinoff to our shareholders of dELiA*s, Inc. The Spinoff transaction is expected to be completed on or about December 19, 2005. In the Spinoff, Alloy shareholders will receive 100 percent of the common shares of dELiA*s, Inc. owned by Alloy. In connection with the Spinoff, Alloy will transfer substantially all of its retail and direct marketing merchandising assets and associated liabilities to dELiA*s, Inc. Upon completion of the Spinoff, dELiA*s, Inc. will proceed with the previously announced offering of rights to its shareholders of record as of December 28, 2005, to purchase up to $20 million in newly issued shares of dELiA*s, Inc. The funds will be used primarily for additions to dELiA*s, Inc.’s retail store base and for general working capital purposes.

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

dELiA*s, Inc.

dELiA*s, Inc. comprises our direct marketing and retail stores segments. During the first half of the fiscal year ended January 31, 2005 (“fiscal 2004”), we ceased the operations of our Girlfriends LA and Old Glory catalog businesses. On June 1, 2005, we closed on a transaction involving the sale of substantially all of the assets and liabilities of DCR to XP. We can now focus our efforts and financial resources on dELiA*s Inc.’s three lifestyle brands—dELiA*s, Alloy and CCS. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of retail stores.

dELiA*s, Inc.’s strategy to create long-term value and improve results of operations includes:

•	Focusing on core brands. We have decided to focus our efforts on our three core brands—dELiA*s, Alloy and CCS.

•	Eliminating inefficiencies. We have eliminated operational duplication by consolidating dELiA*s’, Alloy’s and CCS’ call center and fulfillment operations and consolidating service purchases (such as freight, printing and pre-press services) with a smaller number of vendors that now service all of our brands.

•	Hiring new management with experience across a broad range of disciplines in the specialty retail industry. We have expanded our management team to add new members with experience across a broad range of retail disciplines, including new heads of merchandising, planning and creative for each brand, store and direct operations and information technology functions.

•	Tightening inventory controls. We have adopted a merchandising strategy that focuses on controlling inventory in order to maximize full-price sales and merchandise margins. As part of this new strategy, we developed merchandising assortments with a strategic balance of key items and fashion items that strives to highlight top performing merchandise while mixing in debuting merchandise.

•	Adding new retail stores. We have initiated a growth strategy for our dELiA*s premier retail stores (which are our full price stores). This growth strategy involves a redesigned store layout for newly opened stores, contemplates the expansion of our premier stores’ gross square footage by 15% to 20% annually in the near term and concentrates new store openings in locations where our direct marketing customers are located. We plan to open up to 12 new dELiA*s retail stores during the fiscal year ended January 31, 2006 (“fiscal 2005”), 10 of which were opened during the nine months ended October 31, 2005.

Alloy Media + Marketing

As a result of the Spinoff, Alloy Media + Marketing, comprised of the sponsorship and other activities segment, will be Alloy’s sole remaining division. Alloy Media + Marketing continues to be one of the country’s largest providers of targeted media and promotional programs. Within the Alloy Media + Marketing group of companies, marketers and their agencies are able to access the depth of expertise and breadth of programming needed to meet their specific marketing goals. Long-standing, quality relationships and proprietary partnerships enable us to provide unique access to young consumers nationwide.

Alloy Entertainment (an Alloy Media + Marketing brand) continues to be a premier content generator in the youth market producing books, television series and feature films for major media companies. Alloy Entertainment served as an executive producer of the film The Sisterhood of the Traveling Pants, based on Ann Brashares’ bestselling novel, an Alloy Entertainment literary property. The film was released by Warner Bros. in June 2005. Additionally, Alloy Entertainment currently has several other projects in development with motion picture studios including bestseller Gossip Girl (Warner Bros.).

We continue to review expansion of our sponsorship and other businesses while also undertaking cost saving opportunities. In an effort to improve earnings in our sponsorship business, we have been selectively eliminating positions and reducing other fixed costs, while adding sales specialists in a number of our business units to pursue regional and local sales opportunities.

Results of Operations

Seasonality

Our historical revenues and operating results have varied significantly from quarter-to-quarter due to seasonal fluctuations in consumer and client purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our websites, catalogs and retail stores have been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons. During this period, our non-cash working capital requirements increase and are typically funded by our cash balances and borrowings from our revolving credit facility. We believe that advertising and sponsorship sales follow a similar pattern, with higher revenues in the third and fourth quarters (particularly the third quarter), as marketers more aggressively attempt to reach our Generation Y audience during these major spending seasons and capture student interest at the outset of the school year.

Three Months Ended October 31, 2005 Compared with Three Months Ended October 31, 2004

Consolidated Results of Operations

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

	Three Months Ended October 31,
	2005	2004
Direct marketing revenues	32.1%	29.8%
Retail stores revenues	16.6	16.6
Sponsorship and other revenues	51.3	53.6

Total revenues	100.0	100.0
Cost of revenues	49.1	51.9

Gross profit	50.9	48.1
Operating expenses:
Selling and marketing	34.5	35.0
General and administrative	7.8	9.4
Amortization of intangible assets	0.4	1.4
Spinoff costs	1.3	—
Restructuring charges	0.1	0.0

Total operating expenses	44.1	45.8
Income from continuing operations before interest income, interest expense, and income taxes	6.8	2.3
Interest income (expense), net	(0.8)	(1.2)
Provision for income tax expense	(0.1)	0.0

Income from continuing operations	5.9	1.1
Income from operations of discontinued component, net of tax	—	0.8

Net income	5.9%	1.9%

Segment Results of Operations

Operating Income (Loss) by Segment

The table below presents our operating income (loss) from continuing operations by segment for the three months ended October 31, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended October 31,		Percent Change 2004 vs 2005
	2005	2004
Operating Income (Loss):
Direct marketing	$4,086	$2,090	95.5%
Retail stores	962	(397)	NM
Sponsorship and other	12,987	8,780	47.9
Corporate	(9,631)	(8,029)	(20.0)

Income from continuing operations before interest income, interest expense, and income taxes	$8,404	$2,444	243.9%

NM—Not meaningful

Number of Retail Stores

	Three Months Ended October 31,
	2005	2004
dELiA*s retail stores at beginning of period	55	56
Opened	8	—
Closed	(1)	(1)

dELiA*s retail stores at end of period	62	55

Revenues

Total Revenues. Total revenues increased 17.7% to $122.9 million in the three months ended October 31, 2005 from $104.4 million in the three months ended October 31, 2004.

Direct Marketing Revenues. Net direct marketing revenues increased 26.7% from $31.2 million in the three months ended October 31, 2004 to $39.5 million in the three months ended October 31, 2005. The increase in direct marketing revenues for the third quarter of fiscal 2005 versus the third quarter of fiscal 2004 resulted primarily from an increase in catalog pages circulated of 6.0% which resulted in an increase in productivity as measured by demand generated per book of 5.6%.

Retail Stores Revenues. Retail stores revenues increased 18.0% from $17.3 million for the three months ended October 31, 2004 to $20.4 million for the three months ended October 31, 2005. The increase in retail store revenue is primarily due to the higher number of retail stores that were open during the quarter. During the third quarter of fiscal 2004, 56 retail stores were open for all or some portion of the quarter, while during the third quarter of fiscal 2005, 62 retail stores were open for all or some portion of the quarter. In addition, comparable retail store sales increased by 5.5 % during this same time.

Sponsorship and Other Revenues. Sponsorship and other revenues increased 12.7% from $55.9 million in the third quarter of fiscal 2004 to $63.0 million in the third quarter of fiscal 2005. The increase in sponsorship and other revenues in the third quarter of fiscal 2005 as compared with the third quarter of fiscal 2004 is primarily due to the revenue increases in our marketing programs (client events, Alloy Out-of-Home, placement, XM programming packages and newspaper advertising), along with the revenue increases in our book development and publishing business.

Cost of Revenues and Gross Margin

Cost of revenues consists of the cost of the merchandise sold plus the freight cost to deliver the merchandise to the warehouse and retail stores, together with the direct costs attributable to the sponsorship and advertising programs we provide and the marketing publications we produce. Our cost of revenues increased 11.4% from $54.2 million in the three months ended October 31, 2004 to $60.4 million in the three months ended October 31, 2005. Our gross profit as a percentage of total revenues increased from 48.1% in the three months ended October 31, 2004 to 50.9% in the three months ended October 31, 2005. Increases were noted in all three of our reporting segments. Contributing to the increase of our direct marketing revenues was an increase in catalog productivity (as measured by demand generated per book) of 5.6% and an increase in catalog pages circulated of 6.0%. With respect to the retail stores segment, opening inventory was more current than in the prior year, which allowed us to increase sales without heavy reliance on promotional pricing. In addition, margin rate benefited from adjusting our merchandise mix and floor space to highlight a style assortment that was more apparel-driven. In our sponsorship and other segment, gross margin increased as a result of incremental revenue and improved cost management.

Total Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of our catalog production and mailing costs; our call centers and fulfillment operations expenses; dELiA*s retail store costs; freight costs to deliver goods to our merchandise customers; compensation of our sales and marketing personnel; marketing costs; and information technology expenses related to the maintenance and marketing of our websites and support for our advertising sales activities. These expenses increased from $36.4 million in the three months ended October 31, 2004 to $42.5 million in the three months ended October 31, 2005. The increase in selling and marketing expense is primarily due to the increase in direct marketing and sponsorship and other segment revenues with selling and marketing costs relating to that revenue rising in conjunction. As a percentage of total revenues, our selling and marketing expenses decreased from 35.0% in the third quarter of fiscal 2004 to 34.5% in the third quarter of fiscal 2005.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses decreased from $9.8 million in the three months ended October 31, 2004 to $9.6 million in the three months ended October 31, 2005. As a percentage of total revenues, our general and administrative expenses decreased from 9.4% in the third quarter of fiscal 2004 to 7.8% in the third quarter of fiscal 2005. The decrease in general and administrative expenses resulted primarily from lower professional services expenditures.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $430,000 in the three months ended October 31, 2005 as compared with $1.5 million in the three months ended October 31, 2004. The decrease in amortization expense resulted primarily from the impairment of certain identified intangible assets during the fourth quarter of fiscal 2004 and the second quarter of fiscal 2005, as well as certain intangible assets becoming fully amortized during the prior twelve months.

Spinoff Costs. Total expenses incurred in connection with the Spinoff, primarily professional services, were approximately $1.5 million in the three months ended October 31, 2005. We expect to incur approximately $2.5 million to $3.5 million in Spinoff-related expenses to execute the separation of our businesses.

Restructuring Charges. We recognized a $144,000 restructuring charge for the three months ended October 31, 2005 related primarily to additional rent expense incurred in exiting the fulfillment facilities of CCS. For the three months ended October 31, 2004, we recognized a $29,000 restructuring charge for severance costs related to the relocation of our Market Place Media (“MPM”) operations to the New York office. We will continue to review our operations to determine the necessity of our facilities, equipment and personnel.

Income from Continuing Operations

Total Income from Continuing Operations. Our income from continuing operations before interest income, interest expense, and income taxes was $8.4 million and $2.4 million in the third quarter of fiscal 2005 and 2004, respectively. The increase in operating income is due to the financial performance improvements in our direct marketing, retail stores and sponsorship and other segments, as described below.

Direct Marketing Income from Operations. Our income from direct marketing operations was $4.1 million and $2.1 million in the third quarter of fiscal 2005 and 2004, respectively. The increase in direct marketing income from operations was primarily a result of gross margin improvement resulting from targeted investment in denim and fashion knitwear, merchandise with an overall higher initial markup, and an improved in-stock position for the back-to-school season. Inventory was more current throughout the third quarter of fiscal 2005, resulting in less clearance activity.

Retail Stores Income (Loss) from Operations. Our income from retail stores operations was $962,000 in the third quarter of fiscal 2005 while our retail stores loss from operations was $397,000 in the third quarter of fiscal 2004. The transition from retail stores loss from operations in the third quarter of fiscal 2004 to retail stores income from operations in the third quarter of fiscal 2005 is primarily due to higher sales on a comparative store basis, as well as better margins due to targeted investment in fashion cut & sew and denim (including an inseam program), and a back-to-school floor set which had a better in-stock position and commenced earlier than last year. In addition, consistent with our strategy of store expansion, we opened 8 new stores during the third quarter of fiscal 2005.

Sponsorship and Other Income from Operations. Our income from sponsorship and other operations increased 47.9% to $13.0 million in the third quarter of fiscal 2005 from $8.8 million in the third quarter of fiscal 2004. This increase resulted primarily from stronger marketing income resulting from higher gross margins and controlled selling and marketing expenses.

Corporate Expenses. Our corporate expenses were $9.6 million in the third quarter of fiscal 2005 while our corporate expenses were $8.0 million in the third quarter of fiscal 2004. The increase in corporate expenses is primarily due to approximately $1.5 million of Spinoff costs associated with the separation of dELiA*s, Inc.

Interest (Expense), Net

Interest, net of expense, includes income from our cash equivalents and from available-for-sale marketable securities and expenses related to our financing obligations. In the three months ended October 31, 2005, we generated interest income of $285,000 and interest expense primarily related to the Debentures of $1.2 million. In the three months ended October 31, 2004, we generated interest income of $74,000 and interest expense primarily related to the Debentures of $1.3 million. The increase in interest income resulted primarily from higher cash and cash equivalents during the quarter ended October 31, 2005 as compared with the quarter ended October 31, 2004.

Income Tax Expense

In the three months ended October 31, 2005 and October 31, 2004, we recorded an income tax expense of $137,000 and $10,000, respectively due to taxable income at the state level generated during the quarter.

Nine Months Ended October 31, 2005 Compared with Nine Months Ended October 31, 2004

Consolidated Results of Operations

The following table sets forth the statement of operations data for the periods indicated as a percentage of revenues:

	Nine Months Ended October 31,
	2005	2004
Direct marketing revenues	33.1%	30.2%
Retail stores revenues	16.0	17.1
Sponsorship and other revenues	50.9	52.7

Total revenues	100.0	100.0
Cost of revenues	48.8	52.2

Gross profit	51.2	47.8
Operating expenses:
Selling and marketing	39.0	39.7
General and administrative	9.5	12.2
Amortization of intangible assets	0.8	1.5
Impairment of long-lived asset	0.3	—
Spinoff costs	0.7	—
Restructuring charges	0.0	0.1

Total operating expenses	50.3	53.5
Income (loss) from continuing operations before interest income, interest expense, other income and income taxes	0.9	(5.7)
Interest and other income (expense), net	(1.0)	(1.4)
Provision for income tax expense	(0.1)	0.0

Loss from continuing operations	(0.2)	(7.1)
(Loss) income from operations of discontinued component, net of tax	(3.7)	0.3

Net loss	(3.9)%	(6.8)%

Segment Results of Operations

Operating Income (Loss) by Segment

The table below presents our operating income (loss) from continuing operations by segment for the nine months ended October 31, 2005 and 2004 (dollar amounts in thousands):

	Nine Months Ended October 31,		Percent Change 2004 vs 2005
	2005	2004
Operating Income (Loss):
Direct marketing	$6,129	$(1,117)	NM
Retail stores	(1,720)	(4,341)	60.4%
Sponsorship and other	24,984	15,840	57.7
Corporate	(26,746)	(25,762)	(3.8)

Income (loss) from continuing operations before interest and other (expense) income and income taxes	$2,647	$(15,380)	NM %

NM—Not meaningful

Retail Stores

	Nine Months Ended October 31,
	2005	2004
dELiA*s retail stores at beginning of period	55	62
Opened	10	—
Closed	(3)	(7)

dELiA*s retail stores at end of period	62	55

Revenues

Total Revenues. Total revenues increased 11.0% from $270.1 million in the nine months ended October 31, 2004 to $299.8 million in the nine months ended October 31, 2005.

Direct Marketing Revenues. Net direct marketing revenues increased 21.8% from $81.5 million in the first nine months of fiscal 2004 to $99.3 million in the first nine months of fiscal 2005. The increase in direct marketing revenues resulted primarily from an increase in catalog pages circulated of 7.9% which drove an increase in productivity as measured by demand generated per book of 11.5%.

Retail Stores Revenues. Retail stores revenues increased 3.9% from $46.3 million for the nine months ended October 31, 2004 to $48.1 million for the nine months ended October 31, 2005. The increase in retail stores revenue is primarily due to a comparative store sales increase of 3.8%, as well as the opening of 10 new dELiA*s retail stores. During the first nine months of fiscal 2005, 65 retail stores were open for all or some portion of the period, including 62 stores at period end, while during the first nine months of fiscal 2004, 62 retail stores were open for all or some portion of the period, including 55 retail stores at the end of the period.

Sponsorship and Other Revenues. Sponsorship and other revenues increased to $152.5 million in the first nine months of fiscal 2005 from $142.3 million in the first nine months of fiscal 2004. The increase in sponsorship and other revenues in the first nine months of fiscal 2005 as compared with the first nine months of fiscal 2004 is primarily due to the revenue increases in our marketing programs (Alloy Out-of-Home and XM programming packages), along with the revenue increases in our book development and publishing business.

Cost of Revenues and Gross Margin

Our cost of revenues increased from $140.9 million in the nine months ended October 31, 2004 to $146.2 million in the nine months ended October 31, 2005, a 3.8% increase. Our gross profit as a percentage of total revenues increased from 47.8% in the nine months ended October 31, 2004 to 51.2% in the nine months ended October 31, 2005. Increases were noted in all three of our reporting segments. In both the direct marketing and retail stores segments, a more current inventory position than prior year reduced reliance on promotional pricing and clearance sales, allowing a larger percentage of full price revenue. In addition, we continue to develop merchandising assortments containing a strategic balance of key items and fashion investment that strive to highlight top performing merchandise while mixing in fresh fashion debuting merchandise in every full price edition of the catalogs and on a monthly basis in the retail stores. In our sponsorship and other segment, gross margin increased as a result of incremental revenue and improved cost management.

Total Operating Expenses

Selling and Marketing. Selling and marketing expenses increased from $107.1 million in the nine months ended October 31, 2004 to $116.8 million in the nine months ended October 31, 2005. The increase in selling and marketing expense is primarily due to the increase in direct marketing and sponsorship and other segments revenue with selling and marketing costs relating to that revenue rising in conjunction. As a percentage of total revenues, our selling and marketing expenses decreased from 39.7% in the first nine months of fiscal 2004 to 39.0% in the first nine months of fiscal 2005.

General and Administrative. General and administrative expenses decreased 13.2% from $33.0 million in the nine months ended October 31, 2004 to $28.6 million in the nine months ended October 31, 2005. As a percentage of total revenues, our general and administrative expenses decreased from 12.3% in the first nine months of fiscal 2004 to 9.5% in the first nine months of fiscal 2005. The decrease in general and administrative expenses resulted primarily from the cost savings derived from integrating the operations of dELiA*s Corp., along with lower professional services expenditures.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $2.3 million in the nine months ended October 31, 2005 as compared with $4.1 million in the nine months ended October 31, 2004. The decrease in amortization expense primarily resulted from the impairment of certain identified intangible assets during the first nine months of fiscal 2005 and certain identified intangible assets becoming fully amortized during the past twelve months.

Impairment of Long-Lived Assets. In connection with management’s preparation for the Spinoff, management performed a rationalization and impairment analysis of long-lived assets. Since the carrying amounts exceeded their estimated cash flows, an impairment charge of $924,000 was recognized in the nine months ended October 31, 2005. The $924,000 impairment charge for the nine months ended October 31, 2005 includes a $35,000 impairment charge related to property and equipment, which was recorded in the first quarter of fiscal 2005, and impairment charges related to property and equipment and mailing lists, of $522,000 and $367,000, respectively, which were recorded in the second quarter of fiscal 2005.

Spinoff Costs. Total expenses incurred in connection with the Spinoff, primarily professional services, were approximately $2.2 million in the nine months ended October 31, 2005. We expect to incur approximately $2.5 million to $3.5 million in Spinoff-related expenses to execute the separation of our businesses.

Restructuring Charges. The $144,000 restructuring charge for the nine months ended October 31, 2005 is related primarily to additional rent expenses incurred in exiting the fulfillment facilities of CCS. The $347,000 restructuring charge for the nine months ended October 31, 2004 is comprised of severance costs and the write-off of leasehold improvements related to the relocation of our MPM operations to our New York office. We will continue to review our operations to determine the necessity of our facilities, equipment and personnel.

Income (Loss) from Continuing Operations

Total Income (Loss) from Continuing Operations. Our income from continuing operations before interest income, interest expense, other income and income taxes was $2.6 million in the first nine months of fiscal 2005 while our loss from continuing operations before interest income, interest expense, other income and income taxes was $15.4 million in the first nine months of fiscal 2004. The transition from operating income to operating loss is due to the financial performance improvements in our direct marketing, retail stores, and sponsorship and other segments, as described below.

Direct Marketing Income (Loss) from Operations. Our income from direct marketing operations was $6.1 million in the first nine months of fiscal 2005 while our loss from direct marketing operations was $1.1 million in the first nine months of fiscal 2004. The transition from direct marketing loss from operations to direct marketing income from operations was primarily a result of gross margin improvement resulting from targeted investment in denim and fashion knitwear, merchandise with an overall higher initial markup, and an improvement in our in-stock position at the time of catalog drop. Inventory was more current and resulted in less clearance activity.

Retail Stores Loss from Operations. Our loss from retail stores operations decreased to $1.7 million in the first nine months of fiscal 2005 from $4.3 million in the first nine months of fiscal 2004. The decrease in retail store loss from operations is primarily due to higher sales on a comparative store basis as well as better margins, largely due to an opening inventory that was much more current than in the prior year, which permitted a selling environment that relied less heavily on promotions. In addition, consistent with our strategy of real estate rationalization, during the first nine months of fiscal 2005, we closed 3 underperforming retail stores and opened an additional 10 retail stores.

Sponsorship and Other Income from Operations. Our income from sponsorship and other operations increased 57.7% to $25.0 million in the first nine months of fiscal 2005 from $15.8 million in the first nine months of fiscal 2004. This increase resulted primarily from stronger marketing income resulting from higher gross margins and controlled selling and marketing expenses.

Corporate Expenses. Our corporate expenses were $26.7 million in the first nine months of fiscal 2005 while our corporate expenses were $25.8 million in the first nine months of fiscal 2004. The increase in corporate expenses is primarily due to approximately $2.2 million of Spinoff costs associated with the separation of dELiA*s, Inc. partially offset by lower professional services expenditures.

Interest and Other Income (Expense), Net

In the nine months ended October 31, 2005, we generated interest income of $552,000 and interest expense of $3.6 million primarily related to the Debentures. In the nine months ended October 31, 2004, we generated interest income of $272,000 and interest expense of $3.7 million primarily related to the Debentures. The increase in interest income resulted primarily from the higher cash and cash equivalents balances during the nine months ended October 31, 2005 as compared with the nine months ended October 31, 2004.

Write-off of Minority Investments

In the nine months ended October 31, 2004, write-off of minority investments totaled $750,000 due to a write-off, during the second quarter of fiscal 2004, of a minority investment in a private company that was having difficulty funding its operations.

Income Tax Expense

In the nine months ended October 31, 2005 and October 31, 2004, we recorded an income tax expense of $203,000 and $130,000, respectively due to taxable income generated at the state level.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of equity, equity-linked and debt securities as we generated negative cash flow from operations prior to the fiscal year ended January 31, 2002 (“fiscal 2001”), in fiscal 2004 and for the nine months ended October 31, 2005. At October 31, 2005, we had approximately $37.7 million of cash, cash equivalents and short-term investments. Our principal commitments at October 31, 2005 consisted of the Debentures, accounts payable, letter of credit draws under credit facilities, accrued expenses and obligations under operating and capital leases.

Net cash used in operating activities was $3.7 million in the first nine months of fiscal 2005 as compared with net cash used in operating activities of $32.6 million in the first nine months of fiscal 2004. The reduced cash usage was primarily due to the decreased net loss from continuing operations in first nine months of fiscal 2005 as compared with the first nine months of fiscal 2004. In addition, accounts receivable and inventories have increased, however, less than fiscal 2004 comparable levels. Our period over period change in accounts receivable principally reflects our increase in revenue from the sponsorship and other segment during the first nine months of fiscal 2005 as compared to the same period in 2004.

Cash provided by investing activities was approximately $7.7 million in the first nine months of fiscal 2005 due primarily to the sale of DCR for $13.1 million and $4.8 million in proceeds from net sales and maturities of marketable securities, offset by cash usage of $10.0 million for capital expenditures. In the first nine months of fiscal 2004, cash provided by investing activities was approximately $5.1 million due primarily to net cash proceeds of $17.0 million from the net sales and maturities of available-for-sale marketable securities offset by cash usage of $8.1 million for acquisitions and $4.0 million for capital expenditures.

Net cash provided by financing activities was $7.6 million in the nine months ended October 31, 2005 as compared with $10.6 million in the nine months ended October 31, 2004. The cash provided by financing activities in the nine months ended October 31, 2005 was due primarily to $7.3 million of net borrowings under our line of credit agreement and reflects our seasonality as it is utilized to provide financing for our inventory purchases.

Our liquidity position as of October 31, 2005 consisted of $37.7 million of cash, cash equivalents and short-term investments. We expect our liquidity position to meet our anticipated cash needs for working capital and capital expenditures, for at least the next 24 months, excluding the impact of any potential, as yet unannounced acquisitions. We have recently augmented our liquidity position by selling the assets and related liabilities of DCR for $13.0 million in gross proceeds, and issued shares of our common stock to redeem our Series B Preferred Stock in June 2005. These actions, together with the backstopped $20 million rights offering planned for dELiA*s, Inc. after the Spinoff, have been designed to provide and preserve capital to fund retail expansion and other operational and strategic expenditures.

With respect to capital expenditures and retail store expansion opportunities currently being undertaken, we currently estimate approximately $12 to $13 million in total for such expenditures during fiscal 2005, and an additional $1 to $2 million of additional inventory requirements. In total, we expect to open up to 12 additional retail stores during fiscal 2005, 10 of which were opened during the first nine months of fiscal 2005. In addition, we expect to incur approximately $2.5 to $3.5 million in Spin-off related expenses to execute the separation of our businesses. Refer to the “Executive Summary” for further details on the Spinoff.

At the time of our acquisition of dELiA*s Corp., in September 2003, dELiA*s Corp. had a credit agreement with Wells Fargo Retail Finance, LLC, dated September 24, 2001. On October 14, 2004, dELiA*s Corp. entered into an amended agreement with Wells Fargo. The agreement consists of a secured revolving line of credit that permits the Borrowers to currently borrow up to $20 million. As of October 31, 2005, the unused available credit was $6.1 million.

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

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We have repurchased 600,000 shares for approximately $3.0 million under this plan through December 9, 2005. All 600,000 shares were repurchased during the three months ended April 30, 2003.

On February 17, 2004, we approved the repurchase of up to $5.0 million in aggregate principal amount of the Debentures. As of December 9, 2005, none of the Debentures have been repurchased.

Critical Accounting Policies and Estimates

During the first nine months of fiscal 2005, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for fiscal 2004, for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K for fiscal 2004 in Item 1—Business, under the caption “Risk Factors That May Affect Future Results.”

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of October 31, 2005, we held a portfolio of $1.6 million in fixed income marketable securities for which, due to the conservative nature of our investments and relatively short duration, we believe that the interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Additionally, our Debentures were issued at a fixed interest rate of 5.375%. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report has been made known to them in a timely fashion.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants the Company, James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Landenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing Company stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiff filed an amended complaint against the Company, the individual defendants and the underwriters of the Company’s initial public offering. The amended complaint asserted violations of Section 10(b) of the Exchange Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the Court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to the Company, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. The Company participated in Court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of the issuers (including the Company), insurers and plaintiffs and submitted to the Court. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing. If such approval is obtained, all claims against the Company and the individual defendants will be dismissed with prejudice.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s Corp.’s alleged failure to collect and remit use tax on items sold by dELiA*s Corp. through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 14, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the Appellate Court entered on May 23, 2005. On June 28, 2005, dELiA*s Corp. filed a petition for leave to appeal the Appellate Court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court granted the Company’s petition and overruled the Illinois Appellate Court and ordered the Appellate Court to hear the Company’s appeal of the trial court’s order denying the Company’s motion to dismiss. All proceedings in this matter are stayed pending the resolution of the appeal. The Company still believes there is no merit to the claim and plans to vigorously defend the case. While the Company cannot at this time assess the likelihood of a successful defense or whether and to what extent it may incur losses as a result of this action, management believes the proceedings will not have a material adverse effect on our financial condition or operating results.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On January 29, 2003, the Company announced that the board of directors authorized the purchase of up to $10 million of the Company’s common stock. We purchased 600,000 shares for approximately $3.0 million during the first quarter of the fiscal year ended January 31, 2004 (“fiscal 2003”), under this program. The Company did not purchase any shares of its common stock during the third quarter of 2005.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders (the “2005 Annual Meeting”) on August 4, 2005. At the 2005 Annual Meeting, our stockholders voted in favor of the proposal to elect Matthew C. Diamond and James K. Johnson, Jr. as directors to serve until the Annual Meeting of Stockholders to be held in 2008 and until their successors are duly elected and qualified, with 41,267,632 votes cast for and 781,274 votes withheld for Mr. Diamond, and 40,832,393 votes cast for and 1,216,513 votes withheld for Mr. Johnson. Each of Matthew C. Diamond, Matthew L. Feshbach, Anthony N. Fiore, Samuel A. Gradess, Peter M. Graham, Jeffrey Hollender, James K. Johnson, Jr., and Edward A. Monnier is a director whose term as a director continued after the 2005 Annual Meeting. Also, at the 2005 Annual Meeting, our stockholders voted to ratify and confirm the selection of BDO Seidman, LLP as our independent auditors for fiscal 2005, with 41,471,926 votes for, 566,325 votes against and 10,655 abstentions on the proposal.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

(a) Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).

3.4	Reserved.

3.5		Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).

3.6		Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

4.1		Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2		Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).

4.3		Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.4		Reserved.

4.5		Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.6		Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).

4.7		Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.8		Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.9		Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

10.1	*	Compensation Arrangements for Certain Named Officers.

10.2	*	Standby Purchase Agreement between Alloy, Inc., dELiA*s, Inc., and MLF Investments LLC, dated as of September 7, 2005.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	*	Certification of Matthew C. Diamond, Chief Executive Officer, dated December 12, 2005, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	*	Certification of James K. Johnson, Jr., Chief Financial Officer, dated December 12, 2005, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ JAMES K. JOHNSON, JR.
James K. Johnson, Jr.
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: December 12, 2005

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

3.2		Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on August 13, 2001 and incorporated herein by reference).

3.3		Certificate of Amendment of Restated Certificate of Incorporation of Alloy Online, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 13, 2002).

3.4		Reserved.

3.5		Certificate of Designations of Series C Junior Participating Preferred Stock of Alloy, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s Current Report on Form 8-K filed April 14, 2003).

3.6		Restated Bylaws (filed as Exhibit 3.2 to Registration Statement on Form S-1, No. 333-74159, and incorporated herein by reference).

4.1		Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2		Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).

4.3		Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.4		Reserved.

4.5		Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.6		Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).

4.7		Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

4.8		Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.9		Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

10.1	*	Compensation Arrangements for Certain Named Officers.

10.2	*	Standby Purchase Agreement between Alloy, Inc., dELiA*s, Inc., and MLF Investments LLC, dated as of September 7, 2005.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	*	Certification of Matthew C. Diamond, Chief Executive Officer, dated December 12, 2005, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	*	Certification of James K. Johnson, Jr., Chief Financial Officer, dated December 12, 2005, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith