Form 10-K
period 2006-01-31
ALLOY  INC
filed 2006-05-01
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

COMMON STOCK, PAR VALUE $0.01

PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting and non-voting common equity held by non-affiliates as of July 29, 2005 was $196,434,594 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of April 21, 2006 was 12,360,597 (excluding 196,299 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, is incorporated by reference into Part III of this Report.

PART I

Unless the context otherwise requires, references to “Alloy,” “Company,” “Registrant,” “we,” “our,” and “us” in this Annual Report on Form 10-K refers to Alloy, Inc. and our subsidiaries.

Item 1.	Business

Overview

Alloy is a non-traditional media and marketing services company that primarily targets the demographic segment comprising persons in the United States between the ages of 10 and 24. We operate our business through three operating segments—Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products are promotional in nature and includes our Alloy Marketing and Promotion business, our on-campus marketing unit, and our mall marketing and sampling divisions. Our Media segment is comprised of Company-owned entertainment media assets, including our out-of-home, Internet, database, specialty print and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of our online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, and college guides, giving us significant reach into our target demographic audience and providing our advertising clients with significant exposure to the youth market.

We believe we are the only media company that combines significant marketing reach with a comprehensive consumer database of consumers between the ages of 10 and 24, providing us with a deep understanding of the youth market. According to United States Census projections, as of July 2005, about 35% of the United States population is under the age of 24. According to studies by Harris Interactive in July 2005, the projected annual income for 8-to-21-year-old persons is about $233 billion and annual spending is about $139 billion per year, representing about $2,400 in spending per person. Harris Interactive studies have also shown that the college market is large and influential, with approximately 16.5 million college students in the United States who control about $54 billion annually in discretionary spending.

We were incorporated in January 1996 and launched our www.alloy.com website in August 1996. Since then, we have grown rapidly, both organically and through the completion of strategic acquisitions. In the fiscal year ended January 31, 2006 (“fiscal 2005”), we divested the businesses comprising our direct marketing and retail segments. More specifically, in June 2005, we sold our Dan’s Competition business, or DCR, and in December 2005, we completed a spinoff of dELiA*s, Inc. to our shareholders, which included the dELiA*s, CCS and Alloy merchandise businesses. Accordingly, the results of operations of our direct marketing and retail business are reported as discontinued operations for all periods presented in this annual report. In addition, on February 1, 2006, we effected a one-for-four reverse stock split of our common stock. All share and per share amounts have been restated to retroactively reflect this reverse stock split.

Our Segments

Prior to the spinoff of dELiA*s, Inc., we had three reportable segments – sponsorship, direct marketing, and retail. Our sponsorship segment was principally comprised of our “Alloy Media + Marketing” business, the umbrella name for all of our media and marketing brands, which provides targeted media and promotional programs for advertisers who want to market to persons between the ages of 10 and 24. Our direct marketing and retail segments were comprised of the businesses selling apparel and accessories via mall-based stores, catalogs and the Internet under the brand names dELiA*s, Alloy, CCS, and DCR.

Following the spinoff of dELiA*s, Inc. on December 19, 2005, we realigned our reportable operating segments to Promotion, Media, and Placement:

•	Promotion—includes our Alloy Marketing and Promotion business, on-campus marketing unit, and mall marketing and sampling divisions;

•	Media—includes our out-of-home, Internet, database, specialty print and intellectual property businesses; and

•	Placement—aggregates and markets third-party niche media properties, including specialty newspapers and broadcast media.

PROMOTION

Our Promotion segment helps clients achieve their promotional marketing objectives with their target consumers. We generate promotion revenues through the following businesses:

•	Alloy Marketing and Promotions, or AMP—AMP is our promotional marketing unit specializing in event and field marketing, sampling and acquisitions programs, Internet design services and consumer research. AMP clients represent a wide array of industries and include MTV, Qwest, Simon Property Group, Subway, Unilever, Verizon, Verizon Wireless and other smaller niche companies.

•	On Campus Marketing, or OCM—OCM is our college-focused specialty marketing business, which provides to college students and their parents a variety of college or university-endorsed products. Products include residence hall linens, diploma frames, residence hall carpets and care packages. These products are distributed directly or through one of OCM’s divisions—Collegiate Carpets, Carepackages or Diploma Displays.

•	Alloy Mall Marketing Services, or AMMS—AMMS is our marketing and promotions division. AMMS executes specially developed promotions for our clients, such as staffing kiosks stationed in malls throughout the United States that sell products and services directly to consumers.

•	Sampling—Our sampling business targets the youth market by distributing product samples in elementary schools, high schools, college campuses, bookstores and dining halls, and to student organizations.

MEDIA

Our media business provides media solutions for marketers targeting young adults both online and offline and works with Fortune 500 companies and other advertising clients to help them reach millions of consumers each month through a comprehensive mix of programs incorporating our proprietary media assets, such as school-based media boards, websites and catalogs. Our Media segment includes the following businesses:

•	Alloy Out-of-Home—Alloy Out-of-Home is our display media board business. We offer third party advertisers access to more than 65,000 media boards located throughout the United States in high traffic areas, including college and university campuses, high school locker rooms, bars and restaurants. These media boards contain one, two or three advertising panels and often feature full-color, backlit advertising and scrolling electronic messaging. Alloy Out-of-Home includes our Insite Advertising and Onsite Promotions divisions.

•

Alloy Entertainment—Our Alloy Entertainment business, formerly called “17th Street Productions,” produces books and concepts for television series and motion pictures primarily targeting the 10-24 year old market. We believe that Alloy Entertainment is a leader in intellectual property development for the youth market, as well as the largest packager of books for the teen market in the United States. During fiscal 2005, Alloy Entertainment produced 37 new books. Our books are published in more than 25 countries and territories around the world. In fiscal 2005, 16 of Alloy Entertainment’s books reached the New York Times bestseller list. Alloy Entertainment maintains longstanding relationships with America’s leading publishing houses, including Random House, Little Brown, HarperCollins, Hyperion, Scholastic, Simon & Schuster and Penguin Putnam. Some of our properties include Sweet Valley High,

The Sisterhood of the Traveling Pants, Gossip Girl and The A-List. During fiscal 2005, Alloy Entertainment released its first feature film, The Sisterhood of the Traveling Pants.

•	Direct Marketing—We believe that our database of postal and email records is one of the most comprehensive, response-driven databases available for marketers targeting consumers ages 10-24. Utilizing this database, our clients can target specific portions of the youth demographic and their parents through postal or electronic mail.

•	Private Colleges & Universities—Under our Private Colleges & Universities and American Colleges & Universities brands, we publish 32 editions of college guides with information about private colleges and universities and the admissions process for college-bound high school students, their parents and high-school guidance counselors across the United States. Our editions target students based on academic achievement, geography and special interests, such as science and medicine, among others. Complementing our published guidebooks, we also provide information on colleges and universities to college-bound high school students through our websites www.privatecolleges.com, www.acuinfo.com, and www.careersandcolleges.com. In fiscal 2005, hundreds of colleges and universities used these websites to advertise their programs to prospective students.

•	Careers and Colleges—Our “Careers and Colleges” magazine is published four times per year and distributed to high school students through guidance counselors. The magazine is an advertiser-supported publication that provides guidance to students on choosing a career, selecting a school, and paying for college.

•	FindTuition —FindTuition, which we acquired in the fourth quarter of fiscal 2005, is an online scholarship search and matching service that combines features from college search and student loan sites. The website also includes a job search feature focusing on internships and part-time jobs for college students with content supplied by www.CareerBuilder.com.

•	Career Recruitment Media—We believe we are able to provide employers with unparalleled access to the career-minded individuals they seek to hire through 67 custom-published, campus-specific career center guides and award-winning career magazines. We also offer additional advertising opportunities on several websites, including www.careermedia.com, that target high-tech college students, minority students and practicing professionals in the nursing and allied health fields.

•	Wintergreen Orchard House—We believe that our www.WintergreenOrchardHouse.com website offers the most complete, up-to-date college and scholarship databases available for lease or co-branding. Wintergreen Orchard House’s products serve students, counselors, educators, libraries and corporate clients.

•	Sconex—Sconex is an online social networking community for high school students (www.sconex.com). We acquired Sconex, Inc. in March 2006.

PLACEMENT

Our placement business provides advertising placement solutions for marketers targeting consumers in the college, multi-cultural and military markets and consists of American Multicultural Marketing, or AMM, and Market Place Media, or MPM. These divisions work with Fortune 500 companies and other advertising clients to help them reach millions of consumers each month through a comprehensive mix of programs incorporating college, high school, military base and multi-cultural newspapers.

Our Sales Organization

Our advertising sales organization includes over 66 sales professionals who are either account managers generally responsible for specific geographic regions or product sales specialists. Our account managers and product sales specialists work closely together to cross-sell the media assets and marketing capabilities of our various divisions to our existing advertising customers and to build relationships with new advertisers. Our account managers are trained and motivated to sell the entire portfolio of our media and advertising services, including:

•	advertising in our custom publications and on websites;

•	advertising on our display media boards;

•	marketing programs such as product sampling, customer acquisition programs and promotional events; and

•	advertising in college, high school, military base and multi-cultural newspapers.

Our clients come from a wide range of industries seeking to target persons between the ages of 10 and 24, including consumer goods and electronics, health and beauty, entertainment, financial services, colleges and universities, food and beverage and others.

Our Infrastructure, Operations and Technology

Our operations depend on our ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, malicious actions or similar events.

Where appropriate, we have implemented disaster recovery programs for our various businesses. Critical files are copied to backup tapes each night and regularly stored at secure off-site storage facilities. Our servers connect to uninterruptible power supplies to provide back-up power at the operations facilities within milliseconds of a power outage. Redundant Internet connections and providers deliver similar protection for our online services. We strive for no downtime in our online services. Critical network components of the system are also redundant. We implemented these various redundancies and backup measures in order to minimize the risk associated with unexpected component failure, maintenance or upgrades, or damage from fire, power loss, telecommunications failure, break-ins, computer viruses, distributed denial of service attacks, hacking and other events beyond our control.

Currently we license commercially available technology whenever possible instead of dedicating our financial and human resources to developing proprietary online infrastructure solutions. We provide most services related to maintenance and operation of our websites internally, under the direction of our Chief Technology Officer. SAVVIS Communications Corp. and Equinix Inc., third-party providers located in Sterling, Virginia and Ashburn, Virginia, respectively, provide us with co-location, power and bandwidth for our Internet connections. Our infrastructure is scaleable, which allows us to adjust quickly to our expanding user base.

Competition

Competition for the attention of young consumers is considerable. We compete with other youth marketers, some of which specifically target our customers. We also compete with a variety of other companies serving segments of the market, including various promotions and marketing services firms, youth-targeted traditional marketers, basic cable and broadcast television networks, radio, online and print media, and online service providers that offer products and services of interest to consumers.

We compete for users and advertisers with many media companies and other forms of media available in our various markets, including companies that target, as we do, youth consumers. These include focused magazines such as Seventeen, YM, Teen and Teen People; teen-focused television and cable channels such as UPN, the WB Network, the forthcoming CW Network and MTV; websites primarily focused on the youth demographic group; and online service providers with teen-specific channels, such as America Online.

Many of our current and potential competitors have longer operating histories, larger client bases and significantly greater financial, marketing and other resources than we do. There has also been consolidation in the media industry by our competitors, which include market participants with interests in multiple media businesses that are often vertically integrated. In addition, competitors could enter into exclusive distribution arrangements with our vendors or advertisers and deny us access to their products or their advertising dollars. If we face increased competition, our business, operating results and financial condition may be materially and adversely affected.

We believe that our principal competitive advantages are:

•	the size and level of detail in our database;

•	our relationships with advertisers and marketing partners;

•	the consumer and media brands we have developed in the youth market;

•	our knowledge of and strong connection with the youth audience and our ability through our marketing franchises to continually analyze the market; and

•	our ability to deliver targeted audiences to advertisers through cost-effective, multiplatform advertising programs.

Seasonality

Our revenues have historically been higher during our third fiscal quarter and last half of the year, coinciding with the start of the school calendar and holiday season spending, than in the first half of our fiscal year. In fiscal 2005, approximately 32% of our revenue was realized in our third fiscal quarter and approximately 54% in the last half of the fiscal year.

Intellectual Property

We have registered the Alloy name, among other trademarks, with the United States Patent and Trademark Office (“PTO”) covering certain goods and services. Applications for the registration of certain of our trademarks and service marks are currently pending. In connection with the spinoff of dELiA*s, Inc., we and dELiA*s, Inc. agreed to jointly own certain trademarks and service marks and requests to divide such marks have been filed with the PTO. We also use trademarks, trade names, logos and endorsements of our suppliers and partners with their permission.

Government Regulation

We are subject, directly and indirectly, to various laws and governmental regulations relating to our business. Due to the increasing popularity of the Internet and the growth of online services, laws relating to pricing and taxing of online commerce, user privacy, freedom of expression, content, advertising, information security, and intellectual property rights are being enacted and new laws are being considered for adoption by many countries throughout the world.

In the United States, the Federal Trade Commission, or the FTC, enforces rules and regulations enacted pursuant to the Children’s Online Privacy Protection Act of 1998, or COPPA, imposing restrictions on the ability of online services to collect information from minors under the age of 13. As a part of our efforts to comply with these requirements, we do not knowingly collect online personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain of our websites in an effort to prohibit persons under the age of 13 from registering. This will likely dissuade some percentage of our customers from using such websites, which may adversely affect our business. While we use our best efforts to ensure that our websites are compliant with COPPA, our efforts may not have been successful. If it turns out that one or more of our websites is not COPPA compliant, we may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our business. Other laws protecting the identity of personal information of children online may be adopted in the future, and could have an adverse impact on our business. For example, Michigan and Utah have established registries where parents and others may register instant messenger IDs, mobile text messaging and fax numbers in additional to e-mail addresses to prevent certain types of messages from reaching children in those states.

A number of government authorities both in the United States and abroad, as well as private parties, are increasing their focus on privacy issues and the use of personal information. Well-publicized breaches of data privacy and consumer personal information have caused state legislatures to enact data privacy legislation. Many states, including New York, California and Pennsylvania, have recently enacted data privacy legislation, including data breach notification laws, and laws penalizing the misuse of personal information in violation of published privacy policies. Data privacy and information security legislation is also being considered at the federal level, which if enacted, could adversely affect our business. In addition to the specific data privacy and data breach statutes, the FTC and attorneys general in several states have investigated the use of personal information by some Internet companies under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. As a result, we review our privacy policies on a regular basis and we believe we are in compliance with relevant federal and state laws. However, our business could be adversely affected if new regulations or decisions regarding the use and/ or disclosure of personal information are made, or if government authorities or private parties challenge our privacy practices.

The United States Congress also enacted the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, regulating “commercial electronic mail messages” (i.e., e-mail), the privacy purpose of which is to promote a product or service. The FTC has promulgated various regulations applying CAN-SPAM and has enforcement authority for violations of CAN-SPAM. Any entity that sends commercial e-mail messages, such as Alloy and our various subsidiaries, and those who re-transmit such messages, must adhere to the CAN-SPAM requirements. Violations of its provisions may result in civil money penalties and criminal liability. Although the FTC has publicly announced that it does not at the present time intend to do so, CAN-SPAM further authorizes the FTC to establish a national “Do Not E-Mail” registry akin to the “Do Not Call Registry” relating to telemarketing. The Federal Communications Commission has also recently promulgated CAN-SPAM regulations prohibiting the sending of unsolicited commercial electronic e-mails to wireless e-mail addresses and has released a “Do Not E-Mail” registry applicable to wireless domain addresses, some of which may be in our databases. Compliance with these provisions may limit our ability to send certain types of e-mails on our own behalf and on behalf of various of our advertising clients, which may adversely affect our business. While we intend to operate our businesses in a manner that complies with the CAN-SPAM provisions, we may not be successful in so operating. If it turns out we have violated the provisions of CAN-SPAM we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.

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

Employees

As of January 31, 2006, we had 567 full-time employees, including a sales and marketing force of approximately 240 persons, and 2,156 part-time employees who primarily worked on promotional and marketing events.

None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Other Information

Financial information about our segments is summarized in Item 8 of this Annual Report on Form 10-K.

Our corporate website is www.alloymarketing.com. Our periodic and current reports, and any amendments to those reports, are available free of charge in the “Investor Relations” section of this website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The items and information on our website are not a part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risk Factors That May Affect Future Results

You should carefully consider the following risks and uncertainties that we currently believe may materially affect our company. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us may also become important factors that impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Businesses

We have incurred significant operating losses in the past and may incur significant operating losses in the future. We may never achieve sustained profitability.

Since our inception in January 1996, we have incurred significant net losses, and as of January 31, 2006, we have an accumulated deficit of approximately $254 million. We have not historically been profitable and were not profitable for the year ended January 31, 2006. Our financial results for the past three years have been adversely impacted by impairment charges and we cannot provide any assurances that we will not incur similar charges in the future. In addition, in the fiscal year beginning February 1, 2006, we will be recording, for the first time, a compensation charge for the fair value of stock-based compensation. Even if we were to become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and sustain profitability will negatively impact the market price of our common stock.

A lack of future earnings or future stock issuances by us may limit our ability to use our net operating loss carryforwards.

As of January 31, 2006, we had net operating loss (“NOL”) carryforwards of approximately $29.4 million to offset future taxable income, which expire in various years through 2024, if not utilized. The deferred tax asset representing the benefit of these NOL’s has been offset completely by a valuation allowance due to our history of operating losses and the uncertainty of future taxable income. A lack of future earnings would adversely affect our ability to utilize these NOL’s. In addition, under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of NOL’s that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, imposes limitations on a company’s ability to use NOL’s if a company experiences a more-than-50-percent ownership change over a three-year testing period. We have experienced three such ownership changes in the past and it is possible that a change in our ownership will occur in the future. If we are limited in our ability to use our NOL’s in future years in which we have taxable income, we will pay more taxes currently than if we were able to utilize our NOL’s fully.

Our business may not grow in the future.

Since our inception, we have rapidly expanded our business, growing our revenue from $2 million for fiscal 1997 to $195.3 million for fiscal 2005. Our continued growth will depend to a significant degree on our ability to maintain existing sponsorship and advertising relationships and develop new relationships, to identify and integrate successfully acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and any new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control, including the continuing appeal of our media and marketing properties to consumers, the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services, our ability to attract, train and retain qualified employees and management and our ability to make additional strategic acquisitions. There can be no assurance that we will be able to implement our growth strategy successfully.

We may fail to use our database and our expertise in marketing to consumers successfully, and we may not be able to maintain the quality and size of our database.

The effective use of our consumer database and our expertise in marketing are important components of our business. If we fail to capitalize on these assets, our business will be less successful. As individuals in our database age beyond 10-24, they may no longer be of significant value to our business. We must therefore continuously obtain data on new individuals in the demographic in order to maintain and increase the size and value of our database. If we fail to obtain sufficient new names and information, or if the quality of the information we gather suffers, our business could be adversely affected. Moreover, other focused media businesses possess similar information about some segments of our target market. We compete for marketing and advertising revenues based on the comprehensive nature of our database and our ability to analyze and interpret the data in our database. Accordingly, if one or more of our competitors were to create a database similar to ours, or if a competitor were able to analyze its data more effectively than we are able to analyze ours, our competitive position, and therefore our business, could suffer.

Our success depends largely on the value of our brands, and if the value of our brands were to diminish, our business would be adversely affected.

The prominence with advertisers of our Alloy, CCS and dELiA*s websites as well as our other media and marketing brands are key components of our business. If our websites or brands lose their appeal to young consumers or to advertisers trying to reach such consumers, our business would be adversely affected. The value of our consumer brands could also be eroded by our failure to keep current with the evolving preferences of our audience. These events would likely also reduce media and advertising sales and adversely affect our marketing services businesses. Moreover, we intend to continue to increase the number of consumers we reach, through means that could include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us with respect to these matters could damage our existing or future brands. If any of these developments occur, our business would suffer and we may be required to write-down the carrying value of our goodwill.

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

We are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment that could substantially affect our reported earnings in a period of such change. For instance, during the fourth quarter of fiscal 2005, we completed our annual impairment review and recorded a $30.7 million charge to reduce the carrying value of goodwill and an approximate $1.5 million charge to reduce the carrying value of indefinite-lived intangible assets. These impairment charges are included within “special charges” on the accompanying Consolidated Statement of Operations.

Additionally, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, (a triggering event), comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we performed an analysis of the recoverability of certain long-lived assets during the fourth quarter of fiscal 2005 and recorded an asset impairment charge of approximately $0.5 million. This impairment charge is included within “special charges” on the accompanying Consolidated Statement of Operations.

Events subsequent to the spinoff of dELiA*s, Inc. could result in significant liability or materially affect our business.

Under United States federal income tax laws, even though our spinoff of dELiA*s, Inc. qualifies for tax-free treatment, we may nevertheless be subject to tax if acquisitions or issuances of either our common stock or dELiA*s, Inc. stock following the spinoff cause our stockholders to subsequently own less than a majority of the outstanding shares of either dELiA*s, Inc. or us. In particular, this tax will apply if such issuances or acquisitions occur as part of a plan or series of related transactions that include the spinoff. If the subsequent acquisitions or issuances of either the stock of dELiA*s, Inc. or our stock triggers this tax, we will be subject to tax on the gain that would have resulted from a sale of dELiA*s, Inc. stock distributed in the spinoff. Because of this, we are limited in undertaking certain corporate actions. These limitations on activity could have a material adverse effect on our ability to generate necessary liquidity or execute other corporate transactions, including restructuring or similar transactions, which could limit the value of our stock. Many of our competitors are not subject to similar restrictions and may issue their stock to complete acquisitions, raise capital and speed the development of new technology. Therefore, these competitors may have a competitive advantage over us.

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

Because of the perception that the youth market is an attractive demographic for marketers, the markets in which we operate are competitive. Many of our existing competitors, as well as potential new competitors in this market, have longer operating histories, greater brand recognition, larger customer user bases and significantly greater financial, technical and marketing resources than we do. These advantages allow our competitors to spend considerably more on marketing and may allow them to use their greater resources more effectively than we can use ours. Accordingly, these competitors may be better able to take advantage of market opportunities and be better able to withstand market downturns than us. If we fail to compete effectively, our business could be materially and adversely affected and our stock price could decline.

We rely on third parties for some essential business operations, and disruptions or failures in service may adversely affect our ability to deliver goods and services to our customers.

We currently depend on third parties for important aspects of our business, including our infrastructure, operations and technology. We have limited control over these third parties, and we are not their only client. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our business effectively.

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

Risks Related to Our Intellectual Property

If we are unable to protect the confidentiality of our proprietary information and know-how, our competitive position could be affected.

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

Our agreement with dELiA*s, Inc. to jointly own our database information may make such information less valuable to us.

We and dELiA*s, Inc. have agreed to jointly own all data (excluding credit card data) collected through the alloy.com, ccs.com and dELiA*s.com websites and collected offline in connection with our respective businesses, subject to applicable laws and privacy policies. Pursuant to an agreement with dELiA*s, Inc., each party is subject to specified restrictions with respect to the use of such data. Nevertheless, because we and dELiA*s, Inc. jointly own such database information, certain actions that dELiA*s, Inc. could take, such as breaching its contractual covenants, could result in our losing a significant portion of the competitive advantage we believe our databases provide to us. In such event, our business and results of operations could be adversely affected. In addition, because we have agreed to limitations on our use of that data, we might be unable to sell or license any such data to third parties, which limits our ability to generate revenues from such data.

Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.

Our trademarks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trademarks, or our inability to continue to use any current trademarks, could diminish the value of our brands and have a negative impact on our business. We are also subject to the risk that we may infringe on the intellectual property rights of third parties. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay royalties or license fees. As a result, any such claim could have a material adverse effect on our operating results.

In addition, in connection with the spinoff of dELiA*s, Inc., with respect to certain Alloy and CCS trademarks and servicemarks, we agreed with dELiA*s, Inc. that we and they will become joint owners by assignment of such trademarks and servicemarks. We and dELiA*s, Inc. filed instruments with PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses. We cannot assure you that the PTO will grant such request, and in such event we would need to enter into long-term agreements with dELiA*s, Inc. regarding our respective use of those trademarks and servicemarks. We may have a more difficult time enforcing our rights arising out of any breach by dELiA*s, Inc. of any such agreement than we would enforcing a infringement of our trademarks were the PTO to grant the requested division. In such event, our business and results of operations could be adversely affected.

Risks Relating to Government Regulations and Litigation

Changing laws, rules and regulations and legal uncertainties could adversely affect our business, financial condition and results of operations.

Unfavorable changes in existing, or the promulgation of new, laws, rules and regulations applicable to us and our businesses, including those relating to the Internet, online commerce, the regulation of adware and other downloadable applications, broadband and telephony services, consumer protection and privacy, including requirements for criminal background checks for subscribers to online dating services, and sales, use, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject us to additional liabilities, which could adversely affect our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet, online commerce, the neutrality of the Internet as a network, liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services.

We also face risks due to a failure to enforce or legislate, particularly in the area of network neutrality, where governments might fail to protect the Internet’s basic neutrality as to the services and sites that users can access through the network. Such a failure could limit our ability to innovate and deliver new features and services, which could harm our business. The U.S. Congress is currently considering changes to the existing regulatory regime, including bills to prohibit broadband network discrimination. This proposed legislation would prevent broadband network operators from interfering with the ability of consumers to access the Internet, as well as from charging businesses for the distribution and carriage of online content and services over their networks. No assurances can be given that this or any other legislation prohibiting or otherwise limiting broadband network discrimination will be adopted.

There are also legislative proposals pending before the U.S. Congress and various state legislative bodies regarding online privacy, data security and regulation of adware and other downloadable applications, and the continued growth and development of online commerce may continue to prompt calls for more stringent consumer protection laws, which may impose additional burdens on us and online businesses generally.

In addition, the application of various domestic and international sales, use, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. While we believe that we are generally compliant with these tax provisions, there can be no assurances that taxing authorities will not take a contrary position, or that such positions will not adversely affect our business, financial condition and results of operations.

We could face liability from, or our ability to conduct business could be adversely affected by, government and private actions concerning personally identifiable data, including privacy.

Our business is subject to federal and state regulations regarding the collection, maintenance and disclosure of personally identifiable information we collect and maintain in our databases. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information online from persons may adversely affect our business. For example, COPPA currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face civil penalties. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the company. If one or more attorneys general were to determine that our privacy policies fail to conform with state law, we also could face fines or civil penalties, any of which could adversely affect our business.

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

To the extent that our activities or the activities of third-party contractors involve the storage and transmission of information, such as credit card numbers, social security numbers or other personal information, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could also be liable for claims relating to security breaches under recently-enacted or future data breach legislation. These claims could result in substantial costs and a diversion of our management’s attention and resources.

We are a defendant in class action and other lawsuits and defending these litigations could hurt our business.

We have been named as a defendant in a securities class action lawsuit relating to the allocation of shares by the underwriters of our initial public offering. For more information on this litigation and other matters, see Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

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

Provisions of Delaware law, our Restated Certificate of Incorporation, as amended, or our bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real property. The following table sets forth information regarding our leased facilities that we believe to be important to our operations. We believe our facilities are well maintained and in good operating condition.

Location	Use	Approximate Square Footage
New York, NY	Corporate advertising and sales office	40,000
Chicago, IL	Advertising and sales office	16,000
Los Angeles, CA	Advertising and sales office	7,400
Boston, MA	Advertising and sales office	18,000
Cranbury, NJ	Advertising and sales office, AMP warehouse	60,000
West Trenton, NJ	OCM office and warehouse	37,000
Chambersburg, PA	OCM warehouse	90,000

Item 3.	Legal Proceedings

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Landenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against Alloy, the individual defendants and the underwriters of our initial public offering. The amended complaint asserted violations of Section 10(b) of the Exchange Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to Alloy, the court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Alloy participated in court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the court. Any definitive settlement, however, will require final approval by the court after notice to all class members and a fairness hearing. The fairness hearing was held on April 24, 2006. If such approval is obtained, all claims against Alloy and the individual defendants will be dismissed with prejudice.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Stockholders on January 12, 2006. At the Special Meeting, our stockholders voted in favor of the proposal to authorize our board of directors to amend our restated certificate of incorporation to effect a one-for-two, one-for-three, or one-for-four reverse stock split of the issued and outstanding shares of our common stock. This proposal was approved with 9,004,016 votes for the proposal, 1,462,150 votes against the proposal and 2,294 abstentions. Subsequently, our board of directors approved a one-for-four reverse stock split, effective February 1, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Spinoff of dELiA*s, Inc.

On December 19, 2005, we completed the spinoff of dELiA*s, Inc. and began distributing to our stockholders all of the shares of dELiA*s, Inc. common stock that Alloy owned prior to the distribution. The spinoff was effected through a stock dividend to existing Alloy common stockholders pursuant to a Registration Statement on Form S-1 filed by dELiA*s, Inc. on September 7, 2005.

In connection with the spinoff, Alloy stockholders of record as of December 7, 2005 received a pro-rata distribution in a ratio of one share of dELiA*s, Inc. common stock for every two shares of Alloy common stock held, and a cash payment in lieu of any fractional shares. Shares of Alloy common stock traded after the record date and before the close of trading on December 19, 2005 traded with the right to receive the shares of dELiA*s, Inc. common stock issued in the spinoff. Beginning December 20, 2005, Alloy shares no longer included the value of dELiA*s, Inc. The distribution resulted in Alloy stockholders receiving approximately 99.3% of the outstanding shares of dELiA*s, Inc. common stock. The other approximately 0.7 percent of the outstanding dELiA*s, Inc. shares was sold to senior executives of dELiA*s, Inc. in a private placement on December 12, 2005. The trading of the dELiA*s, Inc. common stock on the Nasdaq National Market began on December 19, 2005 under the ticker symbol “DLIA” and Alloy continues to trade on the Nasdaq National Market under the symbol “ALOY”.

Reverse Stock Split

On January 12, 2006, we announced a one-for-four reverse stock split effective February 1, 2006. As a result of the reverse stock split, each four shares of Alloy common stock was converted and reclassified as one share, thereby reducing the number of shares of common stock outstanding from approximately 46.7 million shares to approximately 11.7 million shares. Alloy did not issue any fractional shares in connection with the reverse stock split. Stockholders holding fractional shares were entitled to a cash payment equal to the fraction to which such stockholders would otherwise be entitled, multiplied by $2.81, the closing price of Alloy common stock on January 31, 2006, the day before the stock split. The reverse stock split affected all shares of Alloy’s common stock, including those shares underlying stock options, warrants and the 5.375% Senior Convertible Debentures due August 1, 2023 (“Convertible Debentures”) outstanding immediately prior to the effective date.

All share and per share amounts in this Annual Report on Form 10-K have been restated to retroactively reflect the reverse stock split unless otherwise noted.

Our common stock has traded on the Nasdaq National Market under the symbol “ALOY” since our initial public offering in May 1999. The last reported sale price for our common stock on April 21, 2006 was $13.43 per share. The table below sets forth the high and low sale prices for our common stock during the periods indicated.

	Common Stock Price
	High **	Low **
Fiscal 2005 (Year ended January 31, 2006)
First Quarter	$28.44	$15.76
Second Quarter	22.84	16.92
Third Quarter	22.80	17.92
Fourth Quarter	29.32	9.92

	Common Stock Price
	High **	Low **
Fiscal 2004 (Year ended January 31, 2005)
First Quarter	$23.32	$18.24
Second Quarter	27.20	17.52
Third Quarter	20.80	12.28
Fourth Quarter	32.96	15.28

These prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

**	Common stock prices presented are not adjusted for the effects of the spinoff of dELiA*s, Inc.

Stockholders

As of April 21, 2006, there were approximately 159 holders of record of our common stock, several of which represent “street accounts” of securities brokers. Based on the number of proxies requested by brokers in conjunction with the 2006 Special Meeting, we estimate that the total number of beneficial holders of our common stock exceeds 5,000.

Dividends

We have never declared or paid cash dividends on our common stock. Currently, we intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

On January 29, 2003, Alloy announced that its board of directors authorized the purchase of up to $10 million of Alloy’s common stock. As part of this repurchase program Alloy purchased 150,000 shares for approximately $3.0 million during the first quarter of the fiscal year ended January 31, 2004 (“fiscal 2003”), under this program. Alloy did not purchase any shares of its common stock during the fourth quarter of fiscal 2005, and has an unused authorization of approximately $7.0 million at January 31, 2006.

Item 6.	Selected Financial Data.

(Amounts in thousands, except per share amounts)

The following selected consolidated financial data are derived from our audited consolidated financial statements and notes thereto. Selected consolidated financial data should be read in conjunction with our audited financial statements and the corresponding notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Fiscal years ended January 31,
	2006	2005(1)	2004(2)	2003(3)	2002(4)(5)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Total revenues	$195,324	$184,208	$185,025	$131,758	$41,570
Expenses:
Operating	163,487	161,057	154,280	73,859	31,737
General and administrative	14,893	19,926	13,980	10,635	1,872
Depreciation and amortization	4,973	7,930	9,708	5,208	2,252
Special charges	36,219	73,268	2,035	1,828	7,984

Total expenses	219,572	262,181	180,003	91,530	43,845

Operating (loss) income	(24,248)	(77,973)	5,022	40,228	(2,275)
Interest income (expense), net	(3,345)	(3,911)	(1,553)	1,782	894
Other items, net	(27)	(365)	(298)	(3)	658

Income taxes	(363)	(158)	(3,841)	(288)	(267)

Income (loss) from continuing operations	(27,983)	(82,407)	(670)	41,719	(990)
Loss from discontinued operations(6)	(7,525)	(9,374)	(74,545)	(18,424)	(14,610)

Net (loss) income	(35,508)	(91,781)	(75,215)	23,295	(15,600)
Non-cash charge attributable to beneficial conversion feature of preferred stock issued	—	—	—	—	(6,745)
Preferred stock dividends and accretion of discount	(620)	(1,608)	(1,944)	(2,100)	(3,013)

Net (loss) income attributable to common stockholders	$(36,128)	$(93,389)	$(77,159)	$21,195	$(25,358)

Basic net (loss) earnings per share:
Continuing operations	$(2.41)	$(7.74)	$(0.07)	$4.34	$(0.16)

Discontinued operations	(0.65)	(0.88)	(7.24)	(1.92)	(2.34)

Attributable to common stockholders	(3.12)	(8.77)	(7.50)	2.21	4.06

Diluted net (loss) earnings per share:
Continuing operations	$(2.41)	$(7.74)	$(0.07)	$4.16	$(0.16)

Discontinued operations	(0.65)	(0.88)	(7.24)	(1.84)	(2.34)

Attributable to common stockholders	(3.12)	(8.77)	(7.50)	2.12	4.06

Weighted average basic shares outstanding	11,598	10,652	10,294	9,609	6,242

Weighted average diluted shares outstanding	11,598	10,652	10,294	10,018	6,242

(1)	Results for the fiscal year ended January 31, 2005 include the operations of Insite Advertising, Inc. from the time it was acquired in March 2004.
(2)	Results for the fiscal year ended January 31, 2004 include the operations of On Campus Marketing and its divisions from the time they were acquired in May 2003 and CollegeClub.com from the time it was acquired in November 2003.
(3)	Results for the fiscal year ended January 31, 2003 include the operations of Student Advantage Marketing Group, Market Place Media, YouthStream Media Networks, and Career Recruitment Media from the time they were acquired in May, July, August and November 2002, respectively.
(4)	Results for the fiscal year ended January 31, 2002 include the operations of Cass Communications and 360 Youth from the time they were acquired in August and November 2001, respectively.
(5)	As a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), on February 1, 2002, we no longer amortize goodwill and indefinite-lived intangible assets. The related amortization expense in the fiscal year ended January 31, 2002 was $8.
(6)	Represents the discontinued operations of dELiA*s, Inc. which was spun off to stockholders on December 19, 2005.

	At January 31,
	2006	2005	2004	2003	2002
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$39,631	$18,634	$26,359	$34,611	$61,442
Working capital—continuing operations	45,852	33,320	41,416	37,586	53,761
Working capital—discontinued operations	—	1,580	(9,124)	8,151	11,669

Working capital	45,852	34,900	32,292	45,737	65,430
Assets—continuing operations	219,488	232,926	322,228	320,244	221,128
Assets—discontinued operations	—	121,655	127,781	114,356	89,079

Total assets	219,488	354,581	450,009	434,600	310,207
Convertible redeemable preferred stock, net	—	16,042	14,434	15,550	15,046
Senior Convertible Debentures Due 2023	69,300	69,300	69,300	—	—
Total stockholders’ equity	$105,184	$192,721	$281,295	$345,442	$249,734

There were no cash dividends paid on our common stock during the periods presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share and per bond amounts)

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those in Item 1A of Part I, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

In 2005, we divested the businesses comprising our direct marketing and retail business segments. More specifically, in June 2005 we sold our Dan’s Competition business, or DCR, and in December 2005, we completed a spinoff of dELiA*s, Inc. to our shareholders which included the dELiA*s, CCS and Alloy merchandise businesses. Accordingly, the results of operations of our direct marketing and retail business are reported as discontinued operations for all periods presented. In addition, on February 1, 2006, we effected a one-for-four reverse stock split of our common stock. All share and per share amounts have been restated to retroactively reflect the stock split unless otherwise stated.

Executive Summary

Alloy is a non-traditional media and marketing services company that primarily targets the youth demographic segment comprising persons in the United States between the ages of 10 and 24. We operate our business through three operating segments—Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products are promotional in nature and includes our Alloy Marketing and Promotion business, our on-campus marketing unit, as well as our mall marketing and sampling divisions. Our Media segment is comprised of Company-owned entertainment media assets including our out-of-home, Internet, database, specialty print, and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of our online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, and college guides, giving us significant reach into our target demographic audience and providing our advertising clients with significant exposure to the youth market.

A variety of factors influence our revenue, including but not limited to: (i) economic conditions and the relative strength or weakness of the United States economy, (ii) advertiser and consumer spending patterns, (iii) the value of our consumer brands and database, (iv) the continued perception by our advertisers and sponsors that we offer effective marketing solutions, (v) use of our websites, and (vi) competitive and alternative advertising mediums. In addition, our business is seasonal, with approximately 32% of our revenue being realized in our third fiscal quarter (back-to-school time) and approximately 54% in the last half of the fiscal year. Quarterly comparisons are also affected by these factors.

We intend to continue to expand our Media segment through acquisition and internal generated growth, as this segment provides the greatest opportunity to increase profitability and shareholder value. In this regard, we completed the acquisition of Sconex, Inc. in March 2006. Sconex offers a social networking website for high school students. While Sconex is a relatively young company, we believe that it will continue to gain new users through word of mouth, virally, and as a result of the support our media properties can provide. We also plan to continue to try to maximize profitability, not necessarily growth, in our Promotion and Placement segments. In addition, we also believe our business should continue to grow as we capitalize on the following key assets:

•

Broad Access. We are able to reach a significant portion of targeted consumers by: (i) producing college guides, books and recruitment publications; (ii) owning and operating over 65,000 display media boards on college and high school campuses throughout the United States; (iii) placing advertising in over 2,600 college and high school newspapers; and (iv) maintaining and expanding our ability to execute large scale promotional service programs.

•	Comprehensive Youth Database. As of January 31, 2006, our database contained information on approximately 35 million individuals. In addition to names and addresses, our database contains a variety of valuable information that may include age, postal address, stated interests, on-line behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties and marketing services, as well as through acquisitions of companies that have database information. We analyze this data in detail, which we believe enables us to not only improve response rates from our own direct marketing sales efforts but also to offer advertisers cost-effective ways of reaching highly targeted audiences.

•	Established Marketing Franchises. Our principal marketing franchises are well known by consumers and by advertisers that target this market. For advertisers, Alloy Media + Marketing, the umbrella name for all of our media and marketing brands, as well as many of our company-owned brands have a history in creating and implementing advertising and marketing programs targeting the youth market.

•	Strong Relationship with Advertisers and Marketing Partners. We strive to provide advertisers and our marketing partners with highly targeted, measurable and effective means to reach their target market. Our seasoned advertising sales force has established strong relationships with youth marketers.

Results of Operations and Financial Condition

The principal components of our operating expenses are placement, production and distribution costs (including ad placement fees, catalog and signage fees, temporary help and production costs), selling expenses (including personnel costs, commissions, promotions and bad debt expenses), general and administrative expenses, depreciation and amortization and special charges. Our Promotion and Placement segments have significant variable costs, while the Media segment’s costs are largely fixed in nature. As a result, an increase or decrease in revenue attributable to the Promotion and Placement segments typically results in segment operating income increasing or decreasing by a similar percentage. However, because the Media segment has relatively low variable costs, in a period of rising revenue, operating income in the media segment grows faster than the growth of revenue, and conversely, in a period of declining revenue, operating income falls faster than the decline in revenue.

Revenue

Revenues for each business segment for the fiscal years ended January 31, 2006, 2005 and 2004 were as follows:

	Fiscal years ended January 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Promotion	$88,733	45%	$84,006	45%	$90,473	49%
Media	48,063	25	41,499	23	34,184	18
Placement	58,528	30	58,703	32	60,368	33

Total revenue	$195,324	100%	$184,208	100%	$185,025	100%

Revenue for fiscal 2005 increased $11,116, or 6%, compared with the fiscal year ended January 31, 2005 (“fiscal 2004”). The increase was attributable to strength in our Promotion and Media segments, in which revenue increased by $4,727 and $6,564, respectively, partially offset by a $175 decrease in Placement segment revenue. In fiscal 2005, we were more selective in the type of business promotion we accepted by rejecting business that did not meet minimum profit expectations.

Promotion segment revenue in fiscal 2005 increased 5.6% compared with fiscal 2004. The increase was attributable to increases in mall marketing (approximately $4,400) and an increase in on campus sampling and product offerings (approximately $4,000), partially offset by the loss of programs for certain clients due to territory shifts (approximately $3,600), as well as a more selective business acceptance process as we implement minimum customer profitability requirements.

In fiscal 2005, Media segment revenue increased 15.8% compared with fiscal 2004. The increase was principally attributable to an approximate $5,000 increase in our out-of-home business and, an approximate $1,500 increase in revenue attributable to college guides and databases, partially offset by an approximate $1,200 decrease in print ads.

Placement segment revenue decreased nominally in fiscal 2005 from fiscal 2004.

Revenue for fiscal 2004 decreased $817, or less than 1%, compared with fiscal 2003. The decrease was principally attributable to weakness in our Promotion and Placement segments, in which revenue declined by $6,467 and $1,665, respectively, partially offset by a $7,315 increase in Media segment revenue.

Promotion segment revenue in fiscal 2004 decreased 7.1% compared with fiscal 2003. The decrease was principally attributable to a net decrease in promotion program spending by clients (approximately $11,800), partially offset by new sponsorship revenue attributable to events (approximately $4,800).

Media segment revenue in fiscal 2004 increased 21.4% compared with fiscal 2003. The increase was principally attributable to our acquisition of InSite Advertising, which contributed approximately $5,000 to the segment’s growth.

Placement revenue in fiscal 2004 decreased 2.8% from fiscal 2003. The decrease was principally attributable to several clients decreasing their print advertising spending.

We expect our revenue in the fiscal year ending January 31, 2007 (“fiscal 2006”) to increase compared with fiscal 2005, resulting primarily from the expansion of our Media segment and improvements to our product and service offerings.

Expenses

Operating costs

Operating costs for the years ended January 31, 2006, 2005, and 2004 were as follows:

	Fiscal years ended January 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$86,657	53%	$87,977	55%	$83,694	54%
Selling expenses	50,426	31	48,951	30	47,054	31
Other operating costs	26,404	16	24,129	15	23,532	15

	$163,487	100%	$161,057	100%	$154,280	100%

Operating costs increased $2,430, or 1.5%, to $163,487 in fiscal 2005 from $161,057 in fiscal 2004 and increased $6,777, or 4.4%, in fiscal 2004 from $154,280 in fiscal 2003. The increase in operating costs in fiscal 2005 was principally attributable to (i) an increase in selling expenses attributable to higher incentive compensation ($1,486), and (ii) higher occupancy costs ($967), advertising ($551), and shipping expenses ($451), partially offset by the effects of a fiscal 2005 cost reduction program.

The increase in operating costs in fiscal 2004 was principally attributable to a $4,283 increase in placement, production and distribution costs resulting from higher usage of temporary employees ($3,900) partially due to the acquisition of InSite Advertising, and printing, distribution, inventory and signage costs ($3,958) as a result of the May 2003 acquisition of our on-campus marketing division (their results were only included in fiscal 2003 for just over 8 months as compared with 12 months in fiscal 2004), partially offset by a reduction in ad placement fees ($1,613) and lower catalog costs ($1,783).

We currently anticipate that operating costs will increase in fiscal 2006 compared with fiscal 2005 due to additional investments in our media assets, normal recurring contractual cost increases, personnel increases, variable costs attributable to increasing our Promotion and Placement segments’ revenue, and as a result of charges associated with adopting SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”).

General and administrative

General and administrative expenses decreased $5,033 or 25.3%, to $14,893 in fiscal 2005 from $19,926 in fiscal 2004 and increased $5,946, or 42.5%, in fiscal 2004 from $13,980 in fiscal 2003. The fiscal 2005 decrease was principally attributable to a reduction in accounting fees ($1,731), non-cash restricted stock compensation ($1,275), rent ($1,179), legal expenses ($584) and general insurance ($523), partially offset by an increase in bonuses ($977). The fiscal 2004 increase was principally attributable to higher accounting fees ($1,818) primarily related to Sarbanes-Oxley compliance matters, general and workers compensation insurance ($969), rent ($837), legal expenses ($639), and non-cash restricted stock compensation ($592).

We anticipate that general and administrative expenses will increase in fiscal 2006 compared with fiscal 2005 due to higher personnel compensation and insurance costs as a result of adopting SFAS No. 123R.

Depreciation and amortization

Depreciation and amortization decreased $2,957, or 37.3%, to $4,973 in fiscal 2005 from $7,930 in fiscal 2004, and decreased $1,778, or 18.3%, in fiscal 2004 from $9,708 in fiscal 2003. The decrease in fiscal 2005 was principally attributable to lower amortization of intangible assets and lower depreciation and amortization of fixed assets, while the decrease in fiscal 2004 was principally attributable to lower amortization of intangible assets.

We currently anticipate that depreciation and amortization will increase in fiscal 2006 compared with fiscal 2005 as a result of our acquisition of Sconex, Inc. completed in March 2006.

Special charges

Special charges decreased $37,049, or 50.6%, to $36,219 in fiscal 2005 from $73,268 in fiscal 2004, and increased $71,233 in fiscal 2004 from $2,035 in fiscal 2003. Included in special charges for fiscal 2005 were non-cash impairment charges aggregating $32,703 and $3,516 of costs associated with the spinoff of dELiA*s, Inc. In fiscal 2004, special charges included non-cash impairment charges aggregating $72,863 and restructuring and spinoff costs of $405. In fiscal 2003, special charges were comprised of $2,035 of non-cash impairment charges. The non-cash impairment charges resulted from performing annual impairment testing in accordance with SFAS No. 142 and 144. Prior to the spinoff of dELiA*s, Inc. in fiscal 2005, our operations were only included in one segment—sponsorship. Despite the current year improvement in our business, as a result of redefining our previous sponsorship segment into our three current segments after the spinoff of dELiA*s, Inc., we were required to record an additional impairment charge at the end of fiscal 2005.

Income (Loss) from Operations

Operating income (loss) for each business segment for the fiscal years ended January 31, 2006, 2005 and 2004 were as follows:

	Fiscal years ended January 31,
	2006	2005	2004
Promotion	$6,976	$(19,639)	$10,264
Media	(4,769)	(47,729)	3,366
Placement	(13,162)	2,825	4,013
Corporate	(13,293)	(13,430)	(12,621)

Total operating income (loss) from continuing operations	$(24,248)	$(77,973)	$5,022

The overall operating loss decreased $53,725, or 68.9%, to $24,248 in fiscal 2005 from $77,973 in fiscal 2004 and decreased $82,995 in fiscal 2004 from operating income of $5,022 in fiscal 2003. The operating loss in fiscal 2005 decreased principally as a result of a decline in special charges and higher revenue. The increase in operating loss in fiscal 2004 was primarily attributable to a $71,233 increase in special charges and lower revenue.

The Promotion segment operating income increased $26,615 to $6,976 in fiscal 2005 from an operating loss of $19,639 in fiscal 2004 and decreased $29,903 in fiscal 2004 from operating income of $10,264 in fiscal 2003. The increase in fiscal 2005 was primarily attributable to the non-recurrence of a fiscal 2004 $21,183 impairment charge, revenue from mall marketing services and improved cost management for promotion based events. The transition from Promotion segment operating income in fiscal 2003 to operating loss in fiscal 2004 was primarily attributable to the fiscal 2004 impairment charge of $21,183 and a decrease in revenue.

The Media segment operating loss decreased $42,960 to $4,769 in fiscal 2005 from $47,729 in fiscal 2004 and decreased $51,095 in fiscal 2004 from operating income of $3,366 in fiscal 2003. Fiscal 2005 and 2004 Media segment operating loss included special charges related to non-cash impairment charges of $14,833 and $50,990, respectively. The decrease in operating loss in fiscal 2005 was primarily attributable to the $36,157 reduction in impairment charges and an increase in out-of-home revenue. The fiscal 2004 increase in operating loss was principally attributable to the fiscal 2004 impairment charge.

The Placement segment operating loss increased $15,987 to $13,162 in fiscal 2005 from operating income of $2,825 in fiscal 2004 and decreased $1,188, or 29.6%, in fiscal 2004 from $4,013 in fiscal 2003. Fiscal 2005 included a special charge related to goodwill impairment of $17,870. The decrease in operating income in fiscal 2005 was primarily attributable to a $17,870 goodwill impairment charge, partially offset by non-recurrence of transition expenses related to moving operations from California to New York. The decrease in fiscal 2004 was principally attributable to the transition expenses related to moving operations from California to New York as well as a reduction in revenue.

The Corporate segment operating loss decreased $137 or 1.0%, to $13,293 in fiscal 2005 from $13,430 in fiscal 2004 and increased $809, or 6.4%, in fiscal 2004 from $12,621 in fiscal 2003. The decrease in operating loss was principally attributable to a reduction in accounting fees, non-cash restricted stock compensation, rent and insurance, partially offset by expenses attributable to the dELiA*s, Inc. spinoff and higher bonuses. The fiscal 2004 increased operating loss was principally attributable to Sarbanes-Oxley compliance costs, general insurance, and non-cash restricted stock compensation.

We currently anticipate that operating loss from continuing operations will decrease due to higher revenue and the non-recurrence of special charges partially offset by higher operating costs, expenses attributable to the adoption of SFAS No. 123R, and higher depreciation and amortization expense principally attributable to acquisitions.

Net Interest Expense

Net interest expense decreased $566, or 14.5%, to $3,345 in fiscal 2005 from $3,911 in fiscal 2004 and increased $2,358, or 151.8%, in fiscal 2004 from $1,553 in fiscal 2003. Interest expense in fiscal 2005 and 2004 is attributable to the interest on our Convertible Debentures along with the related amortization of deferred debt issuance costs ($512). In fiscal 2005, our interest income increased $547 from interest income earned in fiscal 2004 due to higher cash balances and interest rates. The increase in fiscal 2004 was attributable to the issuance of our Convertible Debentures in July and August of 2003.

Other Items, net

Other items are principally comprised of expenses attributable to write-offs of minority investments and net realized gains and losses on the sales of marketable securities. In fiscal 2004, we wrote off a $750 minority investment in a private company that was having difficulty funding its operations and in fiscal 2003, we wrote off $313 of minority investments in private companies that either declared bankruptcy or ceased operations.

Income Taxes

Income tax expense for fiscal 2005, 2004, and 2003 was $363, $158, and $3,841, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for fiscal 2005 and 2004 were due to state income taxes. Our fiscal 2003 income tax expense of $3,841 was due to our decision to establish a valuation allowance. The valuation allowance was established as a result of increased uncertainty over the realization of deferred tax assets, in part as a result of our acquisition of dELiA*s Corp.

Weighted-Average Shares

As a result of incurring a net loss from continuing operations for all periods presented, basic and diluted weighted-average shares outstanding are equivalent, as common stock equivalents from the conversion of our Convertible Debentures and from stock options and warrants would be anti-dilutive.

Weighted-average shares outstanding increased 946, or 8.9%, to 11,598 in fiscal 2005 from 10,652 in fiscal 2004 and increased 358, or 3.5%, in fiscal 2004 from 10,294 in fiscal 2003. The increase in fiscal 2005 was principally attributable to the conversion to common stock of our Series B redeemable convertible preferred stock in June 2005. The increase in fiscal 2004 was principally attributable to the issuance of common stock in conjunction with acquisitions of companies.

Loss from Continuing Operations

Loss from continuing operations decreased $54,424, or 66.0%, to $27,983 ($2.41 per share) in fiscal 2005 from $82,407 ($7.74 per share) in fiscal 2004 and increased $81,737 in fiscal 2004 from $670 ($0.07 per share) in fiscal 2003. The decrease in fiscal 2005 was principally attributable to lower impairment charges in fiscal 2005 compared with the fiscal 2004 impairment charges. The increase in fiscal 2004 was principally attributable to significantly higher impairment charges ($72,863 in fiscal 2004 compared with 2003 impairment charges of $2,035) and a higher loss from operations (excluding impairment charges).

Net Loss from Discontinued Operations

Net loss from discontinued operations decreased $1,849 to $7,525 ($0.65 per share) in fiscal 2005 from $9,374 ($0.88 per share) in fiscal 2004 and decreased $65,171 in fiscal 2004 from $74,545 ($7.24 per share) in fiscal 2003. Included in discontinued operations are those businesses which comprised our direct marketing and retail segments, including our DCR, dELiA*s, CCS and Alloy merchandise brands. DCR was sold in June 2005 and dELiA*s, Inc. was spun off to our stockholders on December 19, 2005.

Net Loss

Net loss decreased $56,273, or 61.3%, to $35,508 in fiscal 2005 from $91,781 in fiscal 2004 and increased $16,566, or 22.0%, to $75,215 in fiscal 2003.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $57,261, or 61.3%, to $36,128 ($3.12 per share) in fiscal 2005 from $93,389 ($8.77 per share) in fiscal 2004 and increased $16,230, or 21.0%, to $77,159 ($7.50 per share) in fiscal 2003. The difference between net loss and net loss attributed to common stockholders is non-cash dividends related to our Series B redeemable convertible preferred stock, which was fully converted to our common stock in June 2005.

Liquidity and Capital Resources

We continually project our anticipated cash requirements, which include working capital needs, potential acquisitions, and interest payments. Funding requirements are financed primarily through the sale of equity, equity-linked and debt securities or through our operations.

At January 31, 2006, our principal sources of liquidity were our cash and cash equivalents of $39,631, and $1,200 of long-term marketable securities. We believe that our sources of liquidity are adequate to fund ongoing operating requirements. However, if our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash provided by operating activities was $5,325 for fiscal 2005, as compared with net cash used in operating activities of $9,541 for fiscal 2004. Excluding the effect of cash provided by or used in discontinued operations in both periods, net cash provided by operating activities in fiscal 2005 was $10,957, compared with a use of cash from operating activities of $10,206 in fiscal 2004, an improvement of $21,163. The improvement in cash provided by operating activities excluding discontinued operations was primarily attributable to a reduction in the net loss from continuing operations, partially offset by reductions in non-cash charges in fiscal 2005 compared with fiscal 2004.

Cash provided by investing activities (excluding net cash provided by or used in investing activities by discontinued operations) was approximately $5,177 in fiscal 2005 compared with $9,853 in fiscal 2004. Capital expenditures decreased $1,944, or 72%, to $743 in fiscal 2005 compared with $2,687 in fiscal 2004. Excluding our cash needs to complete acquisitions of companies, we do not spend significant amounts of cash on fixed assets. While we spent approximately $743 on fixed assets in fiscal 2005, we expect our ongoing capital expenditures, exclusive of expenditures attributable to acquisitions, to be in the range of $1,000 – $1,500 on an annual basis.

Net cash provided by financing activities (excluding discontinued operations) was $816 in fiscal 2005 compared with a use of $20 in fiscal 2004.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock and $5,000 of our Convertible Debentures. As of January 31, 2006, our unused repurchase authorization for our common stock was approximately $7,016. As of January 31, 2006, we have not repurchased any of our Convertible Debentures.

As more fully discussed in the notes to our consolidated financial statements, at January 31, 2006, we had $69,300 of Convertible Debentures outstanding. As a result of our spinoff of dELiA*s, Inc., each $1,000 principal amount of our Convertible Debentures is now convertible into 29.851 shares of our common stock and 59.702 shares of dELiA*s, Inc. common stock. Therefore, if the entire issuance converted, we would be required to issue an aggregate of approximately 2,069 shares of our common stock and dELiA*s, Inc. would be required to issue an aggregate of approximately 4,137 shares of its common stock. We are responsible for paying interest on the entire face amount of the Convertible Debentures, and if not converted to common stock, are responsible entirely for the repayment of the Convertible Debentures. Accordingly, we are currently evaluating ways of reducing the outstanding debt and future interest payments, including possible early retirement of the Convertible Debentures.

Contractual Obligations

The following table presents our significant contractual obligations as of January 31, 2006:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Senior Convertible Debentures due 2023(a)	$69,300	—	—	—	$69,300
Operating lease obligations(b)	13,040	3,276	5,480	2,434	1,850
Capital lease obligations (including interest)(c)	62	33	29	—	—
Purchase obligations(d)	17,347	16,236	1,076	31	4
Future non-compete payments	100	100	—	—	—

Total	$99,849	$19,645	$6,585	$2,465	$71,154

(a)	The Senior Convertible Debentures due 2023 may be redeemed after August 1, 2008 at the option of the Company or on August 1, 2008, 2013 and 2018 at the option of the holders.
(b)	Our long-term noncancelable operating lease commitments are for office space, warehouse facilities, and equipment.
(c)	Our long-term noncancelable capital lease commitments are for equipment.
(d)	Our purchase obligations are primarily related to inventory commitments and service agreements.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments including those related to allowances for doubtful accounts, useful lives of fixed assets and intangible assets, inventory obsolescence, income tax valuation allowances and other contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity.

Allowance for Doubtful Accounts

A portion of our accounts receivable will not be collected due to customer credit issues and bankruptcies. We provide reserves for these situations based on the evaluation of the aging of our accounts receivable portfolio and a customer-by-customer analysis of our high-risk customers. Our reserves contemplate our historical write-offs on receivables, specific customer situations, and the economic environments in which we operate. Estimating an allowance for doubtful accounts requires significant management judgment and is dependent upon the overall economic environment and our customer viability. These estimates affect the balance of accounts receivable on our Consolidated Balance Sheets and operating expenses on our Consolidated Statements of Operations.

Estimated Useful Lives of Fixed Assets and Intangible Assets

We estimate the useful lives of fixed assets and intangible assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The useful lives, which are disclosed in Note 2 of the consolidated financial statements, are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Alternately, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset. We review these types of assets for impairment annually, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results. Beginning February 1, 2002, in accordance with the provisions of SFAS No. 142, we no longer amortize goodwill but review it at least annually for impairment. See the discussion of special charges above for a description of impairment charges recorded by the Company in fiscal 2005, 2004, and 2003.

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

Considerable management judgment is necessary to estimate the fair value of our reporting units which also may be impacted by future actions taken by us and our competitors and the economic environment in which we operate. These estimates affect the balance of goodwill and intangible assets on our Consolidated Balance Sheets and on our Consolidated Statements of Operations.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, which we adopted in 2002, long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Valuation of Stock Options and Warrants

For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by the Company. In certain circumstances, usually depending on the complexity of the calculation, we may employ the services of a valuation expert.

Effect of New Accounting Standards

The following pronouncements impact Alloy’s financial statements as discussed below:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS No. 123R effective February 1, 2006 and will apply the modified retrospective transition method. Previously reported financial statements will be restated to reflect SFAS No. 123 disclosure amounts. As required by SFAS No. 148, Accounting for Stock Based Compensation —Transition and Disclosure—an amendment of FASB Statement No. 123, the Company has disclosed the net earnings and earnings per share effect had the Company applied the fair value recognition provisions of SFAS No. 123. The disclosure impact in fiscal 2005 and 2004 was compensation expense, net of tax, of $3,613 and $7,187 and net loss attributable to common stockholders per share of $0.31 and $0.67, respectively.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, including guidance related to valuation methods; the classification of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R; and modifications of options prior to the adoption of SFAS No. 123R. The Company assessed the guidance in SAB No. 107 as part of its adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, (“APB 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. The Company has adopted the provisions of SFAS No. 154 effective February 1, 2006.

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

Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risks discussed in Item 1A of Part 1, “Risk Factors.”

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of the end of fiscal 2005, we held a portfolio of $1,200 in taxable auction marketable securities for which, due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Additionally, the $69,300 of Convertible Debentures were issued at a fixed interest rate of 5.375%. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Item 8.	Financial Statements and Supplementary Data

ALLOY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alloy, Inc.

New York, New York

We have audited the accompanying Consolidated Balance Sheets of Alloy, Inc. and its subsidiaries (the “Company”), as of January 31, 2006 and 2005, and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss and Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2006. We have also audited the financial statement schedule included in Part IV, Item 15 of the Company’s Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alloy, Inc. and its subsidiaries at January 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 1, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

May 1, 2006

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$39,631	$18,634
Marketable securities	—	6,341
Accounts receivable, net of allowance for doubtful accounts of $1,690 and $1,835, respectively	42,483	34,413
Other current assets	7,851	8,548
Current assets of discontinued operations	—	37,272

Total current assets	89,965	105,208
Fixed assets	4,072	6,067
Goodwill	114,728	145,559
Intangible assets	7,006	10,131
Other assets	3,717	3,233
Non-current assets of discontinued operations	—	84,383

Total assets	$219,488	$354,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,345	$13,075
Amounts payable to dELiA*s	8,244	—
Deferred revenue	10,552	12,313
Accrued expenses and other current liabilities	15,972	9,228
Current liabilities of discontinued operations	—	35,692

Total current liabilities	44,113	70,308
Senior convertible debentures	69,300	69,300
Other long-term liabilities	891	1,044
Long-term liabilities of discontinued operations	—	5,166

Total liabilities	114,304	145,818
Series B redeemable convertible preferred stock: $10 per share liquidation preference; $.01 par value; 3 shares designated; mandatorily redeemable; issued and outstanding, 0 (2006) and 1 shares (2005)	—	16,042

Stockholders’ equity:
Common stock: $.01 par value; authorized 50,000 shares; issued and outstanding, 11,874 (2006) and 10,981 (2005)	119	110
Additional paid-in capital	364,228	416,208
Deferred compensation	(539)	(517)
Accumulated deficit	(254,459)	(218,951)
Accumulated other comprehensive loss	—	(31)

	109,349	196,819
Less treasury stock, at cost: 194 (2006) and 191 (2005) shares	(4,165)	(4,098)

Total stockholders’ equity	105,184	192,721

Total liabilities and stockholders’ equity	$219,488	$354,581

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended January 31,
	2006	2005	2004
Revenue	$195,324	$184,208	$185,025

Expenses:
Operating costs	163,487	161,057	154,280
General and administrative	14,893	19,926	13,980
Depreciation and amortization	4,973	7,930	9,708
Special charges	36,219	73,268	2,035

Total expenses	219,572	262,181	180,003

Operating income (loss)	(24,248)	(77,973)	5,022
Interest expense	(4,243)	(4,262)	(2,266)
Interest income	898	351	713
Other items, net	(27)	(365)	(298)

Income (loss) from continuing operations before income taxes	(27,620)	(82,249)	3,171
Income taxes	(363)	(158)	(3,841)

Loss from continuing operations	(27,983)	(82,407)	(670)
Net loss from discontinued operations	(7,525)	(9,374)	(74,545)

Net loss	(35,508)	(91,781)	(75,215)
Preferred stock dividends and accretion of discount	(620)	(1,608)	(1,944)

Net loss attributable to common stockholders	$(36,128)	$(93,389)	$(77,159)

Loss per basic and diluted share:
Continuing operations	$(2.41)	$(7.74)	$(0.07)

Discontinued operations	(0.65)	(0.88)	(7.24)

Attributable to common stockholders	(3.12)	(8.77)	(7.50)

Weighted average shares outstanding:
Basic and diluted	11,598	10,652	10,294

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock		Other Comprehensive Gain (Loss)	Total
	Shares	Amount				Shares	Amount
Balance at February 1, 2003	10,021	$100	$397,264	—	$(51,955)	(2)	$(131)	$164	$345,442
Net loss	—	—	—	—	(75,215)	—	—	—	(75,215)
Unrealized loss on marketable securities, net of realized gains and losses	—	—	—	—	—	—	—	(194)	(194)

Total comprehensive loss									(75,409)
Issuance of common stock for:
Acquisitions	541	5	11,167	—	—	—	—	—	11,172
Stock option plans	48	1	855	—	—	—	—	—	856
Conversion of Series B convertible preferred stock	66	1	3,058	—	—	—	—	—	3,059
Restricted grants	—	—	2,412	(2,412)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(150)	(2,984)	—	(2,984)
Amortization of deferred compensation	—	—	—	1,001	—	—	—		1,001
Accretion of dividends and discount on Series B convertible preferred stock	—	—	(1,944)	—	—	—	—	—	(1,944)
Revision of accrued stock issuance costs	—	—	102	—	—	—	—	—	102

Balance at January 31, 2004	10,676	107	412,914	(1,411)	(127,170)	(152)	(3,115)	(30)	281,295
Net loss	—	—	—	—	(91,781)	—	—	—	(91,781)
Unrealized loss on marketable securities, net of realized gains and losses	—	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss									(91,782)
Issuance of common stock for:
Acquisitions	140	2	3,376	—	—	(8)	(169)	—	3,209
Stock option plans	47		838						838
Restricted grants	118	1	688	(689)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(31)	(814)	—	(814)
Amortization of deferred compensation	—	—	—	1,583	—	—	—	—	1,583
Accretion of dividends and discount on Series B convertible preferred stock	—	—	(1,608)	—	—	—	—	—	(1,608)

Balance at January 31, 2005	10,981	110	416,208	(517)	(218,951)	(191)	(4,098)	(31)	192,721
Net loss	—	—	—	—	(35,508)	—	—	—	(35,508)
Unrealized gain on marketable securities, net of realized gains and losses	—	—	—	—	—	—	—	31	31

Total comprehensive loss									(35,477)
Issuance of common stock for:
Stock option plans	49	1	883	—	—	—	—	—	884
Conversion of Series B convertible preferred stock	825	8	16,654	—	—	—	—	—	16,662
Restricted grants	19	—	329	(329)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(3)	(67)	—	(67)
Amortization of deferred compensation	—	—	—	307	—	—	—	—	307
Accretion of dividends and discount on Series B convertible preferred stock	—	—	(620)	—	—	—	—	—	(620)
Distribution to stockholders for spinoff of dELiA*s	—	—	(69,226)	—	—	—	—	—	(69,226)

Balance at January 31, 2006	11,874	$119	$364,228	$(539)	$(254,459)	(194)	$(4,165)	—	$105,184

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net loss	$(35,508)	$(91,781)	$(75,215)
Less net loss from discontinued operations	(7,525)	(9,374)	(74,545)

Loss from continuing operations	(27,983)	(82,407)	(670)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	2,714	3,260	3,506
Deferred tax expense	—	—	3,315
Amortization of debt issuance costs	512	512	281
Amortization of intangible assets	2,259	4,671	6,202
Loss (gain) on disposition of fixed assets	24	(2)	—
Realized gain on sales of marketable securities and write-off of investments, net	—	—	247
Impairment charges attributable to goodwill, indefinite-lived intangible assets and long-lived assets	32,703	72,863	2,035
Compensation charge for restricted stock and issuance of options	307	1,583	1,001
Changes in operating assets and liabilities:
Accounts receivable, net	(8,070)	(3,964)	(1,832)
Other assets	900	(1,728)	8,166
Accounts payable, accrued expenses, and other	7,591	(4,994)	(14,552)
Net cash provided by (used in) operating activities attributable to discontinued operations	(5,632)	665	4,303

Net cash provided by (used in) operating activities	5,325	(9,541)	12,002

Cash Flows from Investing Activities
Capital expenditures	(743)	(2,687)	(2,158)
Acquisition of companies	(537)	(5,641)	(18,171)
Disposition of companies	1,418	—	—
Purchases of marketable securities	(1,200)	(3,054)	(52,198)
Proceeds from the sales and maturity of marketable securities	6,372	21,306	50,640
Purchase of domain name / mailing list / marketing rights	(133)	(71)	(29)
Net cash provided by (used in) investing activities attributable to discontinued operations	3,279	(2,111)	(50,121)

Net cash provided by (used in) investing activities	8,456	7,742	(72,037)

Cash Flows from Financing Activities
Issuance of common stock	883	794	856
Issuance of senior convertible debentures	—	—	69,300
Debt issuance costs	—	—	(2,506)
Repurchase of common stock	(67)	(814)	(2,984)
Net cash used in financing activities attributable to discontinued operations	(103)	(317)	(12,545)

Net cash provided by (used in) financing activities	713	(337)	52,121

Net change in cash and cash equivalents	14,494	(2,136)	(7,914)
Cash and cash equivalents:
Beginning of period (includes cash from discontinued operations of $6,503, $914, and $576, respectively)	25,137	27,273	35,187

End of period (includes cash from discontinued operations of $0, $6,503 and $914, respectively)	$39,631	$25,137	$27,273

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and per bond amounts)

1.	Business

Alloy, Inc. (“Alloy” or the “Company”) is a non-traditional media and marketing services company that primarily targets the youth demographic segment comprising persons in the United States between the ages of 10 and 24.

In 2005, the Company divested the businesses comprising its direct marketing and retail operating segments, including its Dan’s Competition, dELiA*s, Alloy and CCS merchandise brands. These businesses sold apparel and accessories to consumers through stores, catalogs and the Internet. Before the spinoff of dELiA*s, Inc., the Company, in addition to its corporate segment, had three operating segments—direct marketing, retail and sponsorship. The direct marketing and retail segments were entirely related to dELiA*s, Inc. operations, while the sponsorship segment was principally Alloy’s continuing operations. Following these transactions, Alloy consists solely of its media and marketing services businesses, which continue to provide services under the Alloy banner.

As a result of completing the spinoff, the Company realigned its sponsorship segment into three new operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products are promotional in nature and includes the Company’s Alloy Marketing and Promotion (“AMP”) business, its on-campus marketing unit, as well as its mall marketing and sampling divisions. The Media segment is comprised of Company-owned entertainment media assets, including its out-of-home, Internet, database, specialty print and entertainment businesses. The Placement segment is made up of the Company’s businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of the Company’s online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, and college guides, giving the Company significant reach into its target demographic audience and providing its advertising clients with significant exposure to the youth market.

2.	Summary of Significant Accounting Policies

Fiscal Year

Alloy’s fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., “fiscal 2005” refers to the fiscal year ended January 31, 2006).

Principles of Consolidation

The consolidated financial statements include the accounts of Alloy and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Promotion, Media, and Placement revenues are based on providing advertising on the Company’s or third party’s media properties, executing marketing events or programs, and shipment of products. Revenue under these arrangements are recognized, net of the commissions and agency fees, when the underlying advertisement

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is published, broadcast or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an impression or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized as earned pro-rata on a monthly basis over the estimated economic life of the catalog. The revenue earned in connection with publishing activities are recognized upon publication of such property. Contract revenue is recognized upon the delivery of the contracted services and when no significant Company performance obligation remains. Service revenue is recognized as the contracted services are rendered. Product revenue is recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. Product revenue from the Company’s college-focused specialty marketing business, On Campus Marketing, or OCM, totaled approximately $31,646, $28,573, and $27,047 for the fiscal years ended January 31, 2006, 2005, and 2004, respectively. OCM’s cost of goods sold for the fiscal years ended January 31, 2006, 2005, and 2004 totaled approximately $9,265, $8,009, and $7,848 respectively.

When a sales arrangement contains multiple elements, such as advertising and promotions, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

The Company conducts an analysis of its pricing and collection risk, among other tests, to determine whether revenue should be reported on a gross or net basis. Payments received in advance of advertising delivery, publication provision of services, or shipment are deferred until earned.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including, but not limited to, those related to bad debts, asset impairments, income taxes and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Marketable Securities

The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Alloy has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are reported at fair value, with the unrealized gains and losses reported on the accompanying Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss, under the caption “other comprehensive gain (loss).” Realized gains and losses and declines in value judged to be other-than-temporary are recognized on the specific identification method in the period in which they occur.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivables are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. The Company’s reserves contemplate its historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates.

Unbilled Accounts Receivable

At January 31, 2006 and 2005, accounts receivable included approximately $6,880 and $3,556, respectively, of unbilled receivables, which are a normal part of the Company’s business, as some receivables are normally invoiced in the month following the completion of the earnings process.

Concentration of Credit Risk

Alloy provides media, marketing, advertising placement and event promotion services to over 1,900 clients who operate in a variety of industry sectors. Alloy extends credit to qualified clients in the ordinary course of its business. Due to the diversified nature of its client base, Alloy does not believe that it is exposed to a concentration of credit risk.

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

On an ongoing basis, Alloy evaluates its investment in debt and equity securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. As of the end of fiscal 2005, the Company held a portfolio of $1,200 in available-for-sale marketable securities for which, due to the conservative nature of its investments and relatively short duration, did not result in any impairment charge.

Fixed Assets

Fixed assets are stated at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Computer equipment under capitalized leases	Life of the lease
Leasehold improvements	Lesser of life of the lease or useful life
Computer software and equipment	3 to 5 years
Machinery and equipment	3 to 10 years
Office furniture and fixtures	5 to 10 years
Mediaboards/Headline Newsstands	3 to 5 years

Goodwill and Other Indefinite-Lived Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) , goodwill acquired resulting from a business combination is not amortized, but is periodically tested for impairment.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), long-lived assets such as fixed assets, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Stock Option and Employee Stock Purchase Plans

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net loss and loss per share as required by SFAS No. 123 (as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares issued under the employee stock purchase plan are considered noncompensatory for the determination of compensation expense under APB 25, but the fair value of the benefit related to acquiring such shares at a discount is included as compensation expense in the pro forma disclosures required by SFAS No. 123. The Company, in connection with the spinoff of dELiA*s, Inc., suspended the employee stock purchase plan in June 2005.

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

	Fiscal years ended January 31,
	2006	2005	2004
Net loss attributable to common stockholders (as reported):	$(36,128)	$(93,389)	$(77,159)
Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(3,613)	(7,187)	(11,921)

Pro forma net loss attributable to common stockholders	$(39,741)	$(100,576)	$(89,080)

Basic and diluted net loss attributable to common stockholders per share:
As reported	$(3.12)	$(8.77)	$(7.50)
Pro forma	$(3.43)	$(9.44)	$(8.65)

The following table reflects the effect on net loss and loss per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Fiscal years ended January 31,
	2006	2005	2004
Loss from continuing operations (as reported):	$(27,983)	$(82,407)	$(670)
Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(3,613)	(6,049)	(10,321)

Pro forma loss from continuing operations	$(31,596)	$(88,456)	$(10,991)

Basic and diluted loss from continuing operations per share:
As reported	$(2.41)	$(7.74)	$(0.07)
Pro forma	$(2.72)	$(8.30)	$(1.07)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal years ended January 31,
	2006	2005	2004
Risk-free interest rates	3.63%	3.43%	2.97%
Expected lives	5 years	5 years	5 years
Expected volatility	68%	68%	74%
Expected dividend yields	—	—	—

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R will apply to all outstanding and unvested share-based payments at the time of adoption. The Company adopted the provisions of SFAS No. 123R effective February 1, 2006.

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

Net Loss Per Share

The Company calculates its loss per share under the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires dual presentation of “basic” and “diluted” income (loss) per share on the face of the statement of operations. In accordance with SFAS No. 128, basic income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company has excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock, common stock issuable upon conversion of the 5.375% Senior Convertible Debentures due August 1, 2023 (“Convertible Debentures”) and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted loss per common share because all such securities would be antidilutive in all periods presented.

The following table sets forth the computation of basic and diluted loss from continuing operations per share for the fiscal years ended January 31, 2006, 2005 and 2004:

	Fiscal years ended January 31,
	2006	2005	2004
Numerator:
Loss from continuing operations	$(27,983)	$(82,407)	$(670)
Denominator:
Weighted-average common shares—basic and diluted	11,598	10,652	10,294
Loss from continuing operations per common share—basic and diluted	$(2.41)	$(7.74)	$(0.07)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company and therefore not included in the calculation of the weighted-average shares outstanding for basic loss per share.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net loss per share are detailed in the following table for the fiscal years ended January 31, 2006, 2005 and 2004:

	Fiscal years ended January 31,
	2006	2005	2004
Options and warrants to purchase common stock	2,252	2,401	2,300
Conversion of Series B redeemable convertible preferred stock	—	344	344
Contingently issuable common shares pursuant to acquisitions	—	33	—
Conversion of 5.375% Convertible Debentures	2,069	2,069	2,026
Restricted stock	45	54	75

Total	4,366	4,901	4,745

Recently Issued Accounting Pronouncements

The following pronouncements impact Alloy’s financial statements as discussed below:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS No. 123R effective February 1, 2006, and will apply the modified retrospective transition method.

Previously reported financial statements will be restated to reflect SFAS No. 123 disclosure amounts. As required by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123, the Company has disclosed the net loss and loss per share effect had the Company applied the fair value recognition provisions of SFAS No. 123. The disclosure impact in fiscal 2005 and 2004 was compensation expense, net of tax, of $3,613 and $7,187 and net loss attributable to common stockholders per share of $0.31 and $0.67, respectively.

In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, including guidance related to valuation methods; the classification of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R; and modifications of options prior to the adoption of SFAS No. 123R. The Company assessed the guidance in SAB No. 107 as part of its adoption of SFAS No. 123R.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes (“APB 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. The Company has adopted the provisions of SFAS No. 154 effective February 1, 2006.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain balances in the prior years have been reclassified to conform to the current year presentation.

3.	Related Party Transactions

Seventh Generation, Inc. (“SGI”)

One of Alloy’s directors is the President and CEO of Seventh Generation, Inc. (“SGI”), as well as a director of SGI, while another one of Alloy’s directors serves as Chairman of the SGI board and is an employee of SGI. Alloy’s AMP division renders promotional services to SGI and received approximately $1,041 during fiscal 2005 for such services.

dELiA*s, Inc.

As more fully discussed in Note 4, the Company completed a spinoff of dELiA*s, Inc. to its stockholders on December 19, 2005. The Company and dELiA*s, Inc. entered into a distribution agreement in connection with the spinoff, which provided for, among other things, the corporate transactions that were required to effect the spinoff itself, certain indemnification obligations, and certain other arrangements relating to the spinoff.

Alloy and dELiA*s, Inc. also entered into a tax separation agreement in order to allocate the responsibilities for the payment of taxes for the pre-spinoff periods arising out of certain tax matters. The tax separation agreement also requires dELiA*s, Inc. to indemnify the Company, under certain circumstances, for any tax liability that is incurred as a result of the spinoff failing to qualify as a tax-free transaction.

Alloy also entered into several agreements with dELiA*s, Inc. regarding ongoing contractual relationships, including without limitation, the following:

•	Managed Services Agreement—Alloy provides dELiA*s, Inc. with website hosting, database management, data communication management, security and other services to support dELiA*s, Inc.’s Internet activities and applications for an initial term of one year (maximum term of 5 years) for a monthly fee of $75. Usage above agreed upon maximums will result in dELiA*s, Inc. paying Alloy additional amounts.

•	Professional Services Agreement—Alloy provides dELiA*s, Inc. with technology related services for software license support, database and list support services and other database services for one year for a minimum monthly payment of $20.

•	Database Data Transfer Agreement—Alloy and dELiA*s jointly own all data (excluding credit card data) collected through any dELiA*s, Alloy or CCS data source prior to the spinoff, subject to certain restrictions.

•	Media Services Agreement—Alloy is dELiA*s, Inc.’s exclusive sales agent for providing Internet advertising, catalog advertisements and insertions, sampling and database collection and marketing for an initial three year term.

•	Call Center Agreement—dELiA*s, Inc. provides call center related services to Alloy’s on campus marketing division. The initial term of the agreement is one year. The services are provided for a monthly management fee of $7 plus 105% of certain variable costs incurred in connection with the services provided pursuant to the arrangement.

At January 31, 2006, the Company owed dELiA*s, Inc. $8,155 pursuant to the terms of the spinoff and $89 pursuant to the revenue and call center arrangements. In addition, dELiA*s, Inc. owed the Company $132 pursuant to the various agreements. The $132 is recorded on Alloy’s Consolidated Statements of Operations as a reduction of operating expenses.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Matthew L. Feshbach

Alloy entered into a backstop agreement (the “Backstop Agreement”) with Matthew L. Feshbach, the Company’s largest shareholder and a member of its board of directors, and dELiA*s, Inc. as of September 7, 2005. Mr. Feshbach is chairman of the dELiA*s, Inc. board of directors and the largest shareholder of dELiA*s, Inc. Under the Backstop Agreement, Mr. Feshbach agreed to cause certain funds under his control (“MLF Funds”) to exercise their pro rata share of the rights issued as part of the dELiA*s, Inc. rights offering. In addition, Mr. Feshbach, either directly or through the MLF Funds, agreed to purchase all shares that remained unsold in the rights offering on specified terms. In order to compensate Mr. Feshbach for entering into the Backstop Agreement, Alloy paid $50 to Mr. Feshbach upon the approval of the spinoff by the Alloy board of directors. In addition, dELiA*s, Inc. agreed to issue to Mr. Feshbach or the MLF Funds, as a non-refundable fee, ten-year warrants to purchase 215 shares of its common stock with an exercise price of $7.43, and to reimburse him legal fees and costs incurred in connection with the spinoff and the rights offering.

4.	Discontinued Operations

On December 19, 2005, Alloy completed the spinoff of dELiA*s, Inc. and began distributing to its stockholders all of the 23,340 shares of dELiA*s, Inc. common stock that Alloy owned prior to the distribution. Acquired in September 2003, dELiA*s Corp. was the Company’s retail and merchandising business. The spinoff was effected through a stock dividend to existing Alloy common stockholders pursuant to a Registration Statement on Form S-1 filed by dELiA*s, Inc.

dELiA*s, Inc. and Alloy, Inc. are now independent and have separate public ownership, boards of directors and management, except that Matthew L. Feshbach serves as a member of the Alloy board of directors and chairman of the dELiA*s, Inc. board of directors. dELiA*s, Inc. includes the dELiA*s, Alloy and CCS merchandise brands and sells apparel, accessories, footwear, room furnishings and action sports equipment directly to the youth market through catalogs, the Internet and retail stores. Alloy consists solely of its media and marketing services businesses, which continue to provide services under the Alloy banner.

In connection with the spinoff, Alloy stockholders of record as of December 7, 2005 received a pro-rata distribution in a ratio of one share of dELiA*s, Inc. common stock for every two shares of Alloy common stock held, and a cash payment in lieu of any fractional shares. The Alloy board of directors had declared this special stock dividend to Alloy stockholders of record on December 7, 2005. Shares of Alloy common stock traded after the record date and before the close of trading on December 19, 2005 traded with the right to receive the shares of dELiA*s, Inc. common stock issued in the spinoff. Beginning December 20, 2005, Alloy shares no longer include the value of dELiA*s, Inc. The distribution resulted in Alloy stockholders receiving approximately 99.3 percent of the outstanding shares of dELiA*s, Inc. common stock. The other approximately 0.7 percent of the outstanding dELiA*s, Inc. shares was sold to senior executives of dELiA*s, Inc. in a private placement on December 12, 2005. The trading of the dELiA*s, Inc. common stock on the Nasdaq National Market began on December 19, 2005 under the ticker symbol “DLIA” and Alloy continues to trade on the Nasdaq National Market under the symbol “ALOY”.

The spinoff-related expenses associated with establishing dELiA*s, Inc. as an independent company were recorded by Alloy in each quarter as incurred. Cumulatively, these expenses totaled $3,516. These spinoff costs are included within the line item “special charges” on the Consolidated Statements of Operations.

On May 31, 2005, Alloy entered into an asset purchase agreement pursuant to which substantially all of the assets and liabilities of its Dan’s Competition business (“DCR”) were sold to XP Innovation LLC, in consideration of a cash payment of $13,100, including adjustments for changes in working capital. DCR was part

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of dELiA*s, Inc. The total loss on the disposition of the related net assets was approximately $11,400. The transaction closed on June 1, 2005.

As a result of the spinoff of dELiA*s, Inc. all historical results of operations of dELiA*s, Inc. are presented as discontinued operations. The discontinued operations generated revenue of $211,020, $218,285 and $186,923 and net loss of approximately $7,525, $9,374, and $74,545 for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

Net assets related to discontinued operations of $80,797 are reported on the January 31, 2005 balance sheet. These net assets consist of the following (unaudited):

Cash	$6,503
Accounts receivable, net	744
Inventories, net	25,864
Prepaid catalog costs	2,716
Other current assets	1,445

Total current assets	37,272

Fixed assets, net	18,450
Goodwill, net	61,545
Intangibles and other assets, net	4,388

Total non-current assets	84,383

Total assets	121,655

Accounts payable	16,716
Accrued expenses and other current liabilities	18,976

Total current liabilities	35,692

Long-term liabilities	5,166

Total liabilities	40,858

Net assets	$80,797

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Acquisitions

Alloy completed acquisitions during fiscal 2005, fiscal 2004, and fiscal 2003. All of the acquisitions have been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy’s management based on available information and on assumptions as to future operations. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The purchase price allocation for the fiscal 2005 acquisition is subject to revision based on the final determination of the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For all acquisitions that involve escrowed shares, the value of these shares has been included in the initial purchase price allocation. Any subsequent changes are reflected as an adjustment to goodwill. The amounts allocated to goodwill for certain acquisitions may also change in the future pending the outcome of other contingent arrangements, such as earn-outs, as described below. A description of Alloy’s significant acquisitions and their impact in fiscal 2005, fiscal 2004 and fiscal 2003 is as follows:

Fiscal 2005 Acquisition

FindTuition.com

On December 28, 2005, Alloy acquired substantially all of the assets and liabilities of the FindTuition.com business. Launched by CareerBuilder, LLC in late 2004, FindTuition.com is a scholarship search and matching service that includes a traditional and online college search and a student loan site. FindTuition.com also launched a job search tab in July 2005. The job search content is supplied by CareerBuilder.com and focuses on internships and part-time jobs for college students. To complete the acquisition, Alloy paid approximately $479 in cash. The total cost of this acquisition, including acquisition costs, is projected to be $2,037, which includes the $1,500 maximum amount related to an earn-out provision based on certain aggregate revenue generated through the operation of FindTuition.com. Alloy has recorded approximately $1,321 of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of customer relationships, the website and trademarks. The fair value of the customer relationships was $840 with a useful life of 15 years. The fair value of the website was $75 with a useful life of 5 years. The trademark had a fair value of $90 with an indefinite useful life. The acquisition was not considered significant, and as such, pro-forma information is not required.

Fiscal 2004 Acquisition

InSite Advertising, Inc.

On March 26, 2004, Alloy acquired all of the issued and outstanding stock of InSite Advertising, Inc. (“InSite”). InSite is a national indoor media company targeting consumers between the ages of 18-34. OnSite Promotions is the event-marketing and promotions division of InSite, which creates customized programs for its clients. As of January 31, 2006, the total cash paid including acquisition costs, net of cash acquired, approximated $5,200 and the value of the stock issued approximated $2,750. The total cost of this acquisition, net of cash acquired and including acquisition costs, was approximately $8,000. Alloy has recorded approximately $6,300 of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of customer relationships, non-competition agreements, and trademarks. The fair value of the customer relationships and the non-competition agreements, both fully amortized at January 31, 2006, were $915 and $250, respectively. The trademark had an initial fair value of $200 and was written off in 2005 as use of the trademark had been discontinued.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2003 Acquisitions

OCM Direct, Inc., Collegiate Carpets, Inc. and Carepackages, Inc.

In May 2003, Alloy acquired substantially all of the assets and liabilities of OCM Direct, Inc. (“OCM”), Collegiate Carpets, Inc. and Carepackages, Inc., wholly owned subsidiaries of Student Advantage, Inc., which companies were in the business of direct marketing to college students and their parents a variety of college or university endorsed products. These businesses have been transferred to Alloy’s wholly owned subsidiaries, On Campus Marketing, LLC, Collegiate Carpets, LLC and Carepackages, LLC.

Alloy paid approximately $15,600 in cash and assumed a $5,000 credit facility to complete the acquisition. The total cost of this acquisition, net of cash acquired and including acquisition costs including and the pay off of the credit facility was approximately $20,400. Alloy has recorded approximately $16,200 of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of websites, customer relationships, non-competition agreements, and trademarks. The fair value of the websites was $425 with a useful life of 3 years. The fair value of customer relationships was $2,000 with a useful life of 8 years. The fair value of the non-competition agreements was initially $811 with a useful life of 48-58 months. The trademarks currently have a fair value of $735 with an indefinite useful life.

CollegeClub.com

In November 2003, Alloy acquired CollegeClub.com, a website providing e-mail, clubs, chat, personal sites, student discounts and advice. Alloy paid approximately $800 to complete the acquisition and $400 of future performance-based cash consideration. The $400 cash performance-based consideration has been paid in full. The total purchase price and cash paid for this acquisition, including acquisition costs, was approximately $1,200. Alloy has recorded approximately $927 of goodwill representing the net excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of websites, customer relationships, non-competition agreements, and trademarks. As of January 31, 2006, the carrying value of the client relationships and websites were $40 and $69, respectively.

6.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2006 and January 31, 2005 are as follows:

	Fiscal years ended January 31,
	2006	2005
Gross balance, beginning of year	$157,176	$221,456
Goodwill acquired during the year	1,321	6,277
Goodwill sold during the year (1)	(1,438)	—
Net adjustments to purchase price of prior acquisitions	—	504
Impairment of goodwill	(30,714)	(71,061)

Gross balance, end of the year	126,345	157,176
Accumulated goodwill amortization, prior to the adoption of SFAS No. 142	(11,617)	(11,617)

Net balance, end of year	$114,728	$145,559

(1)	Goodwill sold during the year is attributable to the disposition of Alloy’s EStudentLoan business. The sale of EStudentLoan in January 2006 resulted in a nominal gain.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets Related to Businesses Acquired

The acquired intangible assets as of January 31, 2006 and January 31, 2005 are as follows:

	Fiscal years ended January 31,
	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Client relationships	$9,411	$7,139	$2,272	$9,060	$5,398	$3,662
Noncompetition agreements	3,570	3,476	94	3,570	3,269	301
Websites	1,450	1,273	177	1,375	1,015	360
Mailing lists	234	86	148	100	32	68

	14,665	11,974	2,691	14,105	9,714	4,391
Indefinite-lived intangible assets:
Trademarks	4,315	—	4,315	5,740	—	5,740

Total intangible assets	$18,980	$11,974	$7,006	$19,845	$9,714	$10,131

The amortization expense related to fiscal 2005, 2004 and 2003 was approximately $2,259, $4,671, and $6,202, respectively. The estimated remaining amortization expense for each of the next five fiscal years through the fiscal year ending January 31, 2011 is approximately $699, $407, $353, $307 and $307, respectively.

During the fourth quarter of fiscal 2005, a trademark impairment charge of $1,500 was recorded in the Media segment in accordance with SFAS No. 142. During the fourth quarter of fiscal 2004, a trademark impairment charge of $860 was recorded.

As a result of the SFAS No. 144 analysis during the fourth quarter of fiscal 2005, client relationships were deemed impaired and a $489 impairment charge was recorded. During the fourth quarter of fiscal 2004, noncompetition agreements were deemed impaired and a $667 impairment charge was recorded.

7.	Special Charges

The “special charges” line item on the Consolidated Statements of Operations is comprised of the following:

	Fiscal year ended January 31, 2006
	Promotion	Media	Placement	Corporate	Total
Impairment of goodwill	—	$12,844	$17,870	—	$30,714
Impairment of trademarks	—	1,500	—	—	1,500
Impairment of long-lived assets	—	489	—	—	489
Spinoff costs(1)	—	—	—	3,516	3,516

Total special charges	—	$14,833	$17,870	$3,516	$36,219

	Fiscal year ended January 31, 2005
	Promotion	Media	Placement	Corporate	Total
Impairment of goodwill	$20,408	$50,653	—	—	$71,061
Impairment of trademarks	165	295	400	—	860
Impairment of long-lived assets	610	42	290	—	942
Restructuring charge(2)	—	—	347	—	347
Spinoff costs(1)	—	—	—	58	58

Total special charges	$21,183	$50,990	$1,037	$58	$73,268

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal year ended January 31, 2004
	Promotion	Media	Placement	Total
Impairment of trademarks	$400	$630	$1,005	$2,035

(1)	Represents expenses associated with completing the spinoff of dELiA*s, Inc. to Alloy’s stockholders.
(2)	Represents costs to relocate the operations of the Company’s MPM business from Santa Barbara, California to New York, New York and termination of several MPM employees.

Alloy’s current business segments of Promotion, Media and Placement operated as one segment during fiscal 2004 (i.e. the sponsorship segment). As a result of evaluating impairment on its three redefined business segments during the fourth quarter of fiscal 2005, the Company determined that a goodwill impairment charge of $30,714 was required. In addition, during the fourth quarter of fiscal 2005 a $1,500 impairment charge for trademarks was recognized. Estimates of trademark fair value were determined using the income approach.

Operating profits and cash flows were lower than expected in fiscal 2004 for the Promotion and Media reporting units and when considered together with market information publicly available, the valuation of the reporting units was unable to support the goodwill balance. As a result, during the fourth quarter of fiscal 2004, a goodwill impairment charge of $71,061 was recognized since the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill. During the fourth quarter of fiscal 2004 and fiscal 2003, impairment charges for trademarks of approximately $860 and $2,035 were recognized, respectively. Estimates of trademark fair value were determined using the income approach.

8.	Detail of Certain Balance Sheet Accounts

	January 31,
	2006	2005
Marketable securities
Current	—	$6,341
Non-current	$1,200	—

	$1,200	$6,341

Fixed assets, at cost
Computer equipment	$8,458	$8,180
Machinery and equipment	8,196	7,718
Office furniture and fixtures	1,384	1,637
Leasehold improvements	1,258	1,233

	19,296	18,768
Accumulated depreciation and amortization	(15,224)	(12,701)

	$4,072	$6,067

Accrued expenses and other current liabilities
Accrued compensation	$3,695	$1,071
Other	12,277	8,157

	$15,972	$9,228

On an ongoing basis, Alloy evaluates its investment in debt and equity securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. As of the end of fiscal 2005,

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company held a portfolio of $1,200 in taxable auction securities which, due to the conservative nature of its investments and relatively short duration, did not result in any impairment charge. The non-current marketable securities of $1,200 are included within the “other assets” line item on the Consolidated Balance Sheets.

During fiscal 2005, there were no realized gains or losses on marketable securities. During fiscal 2004, net realized losses on the sales of marketable securities were approximately $5.

9.	Senior Convertible Debentures

In August 2003, Alloy completed the issuance of $69,300 of 20-Year 5.375% Senior Convertible Debentures (“Convertible Debentures”) due August 1, 2023 in the 144A private placement market. The Convertible Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually on each February 1 and August 1. The Convertible Debentures are Alloy’s general unsecured obligations, will be equal in right of payment to its existing and future senior unsecured indebtedness, and are senior in right of payment to all of its future subordinated debt.

The Convertible Debentures are convertible prior to maturity, under certain circumstances, unless previously redeemed, at the option of the holders into shares of Alloy’s and dELiA*s, Inc. common stock, subject to certain adjustments. As a result of an amendment to the indenture governing the Convertible Debentures in connection with the spinoff of dELiA*s, Inc., if converted, bondholders would currently receive 29.851 shares of Alloy common stock and 59.702 shares of dELiA*s, Inc. common stock for each $1,000 face amount bond or 2,069 shares of Alloy and 4,137 shares of dELiA*s, Inc. common stock if all Convertible Debentures were converted by holders. Alloy continues to be responsible for repaying the Convertible Debentures in full if they are not converted into shares of Alloy and dELiA*s, Inc. common stock.

If not previously converted to common stock, Alloy may redeem the Convertible Debentures after August 1, 2008 at 103% of their face amount from August 1, 2008 through December 31, 2008 and at declining prices to 100% in January 2011 and thereafter, with accrued interest.

The fair value of the Convertible Debentures is estimated based on quoted market prices. At January 31, 2006, the fair value of the Convertible Debentures was approximately $70,500.

10.	Series B Redeemable Convertible Preferred Stock

On June 20, 2001, the board of directors of Alloy authorized the designation of a series of Alloy’s $.01 par value preferred stock, consisting of 1 shares of the authorized unissued preferred stock, as Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”). The Series B Preferred Stock was mandatorily redeemable on June 15, 2005 at a price of $10 per share, plus accrued and unpaid cash dividends thereon or convertible into Alloy common stock at a price equal to the twenty day trailing average closing bid price for the shares immediately preceding the trading day before the mandatory redemption date of June 15, 2005. On June 15, 2005, Alloy issued 825 shares of Alloy common stock in exchange for the remaining 1.3 outstanding shares and accrued interest of the Series B Preferred Stock.

11.	Common Stock

Reverse Stock Split

On January 12, 2006, Alloy announced a one-for-four reverse stock split which was effected on February 1, 2006. All share and per share amounts have been restated to retroactively reflect the reverse stock split.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Transactions

On January 25, 2002, Alloy entered into a definitive purchase agreement to sell 342 shares of newly issued common stock, $.01 par value, and warrants to purchase a total of 222 shares of Alloy’s common stock at an exercise price of $21.94 per share in a private placement to an investor for an aggregate purchase price of $30,000. In February 2002, pursuant to the warrant agreement and as a result of the Company’s follow-on offering, the warrants increased to 229 shares and the exercise price decreased to $21.30 per share. In July and August 2003, pursuant to the warrant agreement and as a result of the Company’s Convertible Debenture offering, the number of shares for which warrants are exercisable increased to 255 shares and the exercise price decreased to $19.13 per share.

On January 29, 2003, the Company’s board of directors authorized a stock repurchase program for the repurchase by Alloy of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 150 shares for approximately $2,984 under this plan through January 31, 2006. As of January 31, 2006, the remaining unused authorization was approximately $7,016.

12.	Stockholder Rights Plan

In April 2003, Alloy’s board of directors adopted a Stockholder Rights Plan (the “Plan”) in which the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company. As a result of the reverse stock split, there are now four Rights associated with each share of common stock. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of Series C Junior Participating Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), at a purchase price of $40.00 per Unit, subject to adjustment. Until the occurrence of certain events, the Rights are represented by and traded in tandem with Alloy common stock. Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent (20%) or more of the Company’s common stock or announces a tender offer upon consummation of which such person or group would own 20% or more of the common stock. Alloy is entitled to redeem the Rights at $.001 per right under certain circumstances set forth in the Plan. The Rights themselves have no voting power and will expire at the close of business on April 14, 2013, unless earlier exercised, redeemed or exchanged. Each one one-hundredth of a share of Series C Preferred Stock has the same voting rights as one share of Alloy common stock, and each share of Series C Preferred Stock has 100 times the voting power of one share of Alloy common stock.

13.	Stock-based Compensation Plans

Stock Options

During fiscal 1997, Alloy’s board of directors adopted the 1997 Alloy, Inc. Stock Incentive Plan (the “1997 Plan”). The 1997 Plan, as restated, authorizes the granting of options, the exercise of which would allow up to an aggregate of 1,000 shares of Alloy’s common stock to be acquired by the holders of the options. The number of shares under the 1997 Plan authorized for the granting of options was raised to 2,000 pursuant to a shareholder vote on July 21, 2000 and further increased to 2,500 pursuant to a shareholder vote on July 24, 2003. The equity issuable under the 1997 Plan can take the form of Incentive Stock Options (“ISOs”), Non-qualified Stock Options (“NQSOs”) or restricted stock. Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediately vesting to a ratable vesting period of nine years. The exercise price of the options must be at least equal to 100% of the fair market price of Alloy common stock on the date of grant. In the case of a plan participant who owns

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directly or by reason of the applicable attribution rules in Section 424(d) of the United States Internal Revenue Code of 1986, as amended, more than 10% of the total combined voting power of all classes of stock of Alloy, the exercise price shall not be less than 110% of the fair market value on the date of grant. ISOs must be exercised within five to ten years from the date of grant depending on the participant’s ownership in Alloy. The exercise price of all NQSOs granted under the 1997 Plan shall be determined by Alloy’s board of directors at the time of grant in accordance with the terms and conditions of the 1997 Plan. During fiscal 2002, Alloy’s board of directors adopted amendments to the 1997 Plan to permit the grant of shares of the Company’s common stock on a tax-deferred basis to eligible individuals, subject to the otherwise applicable terms, conditions, requirements and other limitations the board of directors shall deem appropriate within the limits of its powers under the 1997 Plan. The 1997 Plan will terminate on June 30, 2007.

During fiscal 2002, Alloy’s board of directors adopted the 2002 Alloy Inc. Stock Incentive Plan (the “2002 Plan”), which permits the granting of options, the exercise of which would allow up to an aggregate of 125 shares of Alloy’s common stock to be acquired by the holders of the options. During fiscal 2003, Alloy’s board of directors authorized an amendment to the 2002 Plan increasing from 125 to 500 the aggregate number of shares which may be issued under such plan. The options can take the form of NQSOs. Options may be granted to employees, directors and consultants. Options may be granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediate vesting to a ratable vesting period of nine years. The exercise price of all options granted under the 2002 Plan shall be determined by Alloy’s board of directors at the time of grant. Subsequently during fiscal 2002, Alloy’s board of directors adopted amendments to the 2002 Plan to permit the grant of shares of the Company’s common stock on a tax-deferred basis to eligible individuals, subject to the otherwise applicable terms, conditions, requirements and other limitations the board of directors shall deem appropriate within the limits of its powers under the 2002 Plan. The 2002 Plan will terminate on July 11, 2012.

Additionally, during fiscal 2003, Alloy, through its acquisition of dELiA*s Corp., assumed the dELiA*s, Inc. Amended and Restated 1996 Stock Incentive Plan, the dELiA*s, Inc. 1998 Stock Incentive Plan and the iTurf Inc. Amended and Restated 1999 Stock Incentive Plan (collectively, the “Assumed Plans”). Upon consummation of the acquisition, Alloy amended the Assumed Plans to provide, among other things, that the common stock of Alloy, not dELiA*s Corp., would be issuable upon exercise of options granted under such plans. Pursuant to Nasdaq Marketplace Rule 4350-5, Alloy may not issue grants under the Assumed Plans to any person who was employed by Alloy at the time the acquisition of dELiA*s Corp. was consummated. Alloy may, however, issue grants under the Assumed Plans to persons who will become employed by Alloy or any of its subsidiaries after September 2003.

Alloy applies APB 25, as permitted by SFAS No. 123, in accounting for options issued under the 1997 Plan, the 2002 Plan and the Assumed Plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Alloy applies SFAS No. 123 to issuances of stock-based compensation to non-employees and, accordingly, recognizes the fair value of the stock options and warrants issued as compensation expense over the service period or vesting period, whichever is shorter. Alloy adopted the provisions of SFAS No. 123R effective February 1, 2006 and will expense the value of employee stock options and similar awards according to the standard.

Spinoff of dELiA*s, Inc.

In connection with the spinoff, Alloy stockholders of record as of December 7, 2005 received a pro-rata distribution in a ratio of one share of dELiA*s, Inc. common stock for every two shares of Alloy common stock held, and a cash payment in lieu of any fractional shares. Similarly, Alloy employees who had been granted stock

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options that were not exercised as of the date of the spin had their awards modified to provide them with the right to receive shares of Alloy and dELiA*s, Inc. pursuant to the option plans. The adjustment did not result in a holder of options receiving any economic gain or loss as a result of the spinoff. However, options granted to employees of dELiA*s, Inc. were cancelled.

The following is a summary of Alloy’s stock option activity for the fiscal years ended January 31, 2006, 2005 and 2004:

	Fiscal years ended January 31,
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,818	$35.68	1,921	$39.80	1,698	$46.56
Options granted	221	8.86	424	19.56	503	21.04
Options exercised	(36)	17.18	(21)	18.68	(7)	17.68
Options canceled or expired	(461)	33.41	(506)	38.52	(273)	47.88

Outstanding, end of year	1,542	$13.49	1,818	$35.68	1,921	$39.80

Available for future grants	1,814

At January 31, 2006, there were 1,007 shares of common stock available for exercise with a weighted average exercise price of $16.15.

Summarized information about Alloy’s stock options outstanding and exercisable at January 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Options	Average Life	Average Exercise Price	Options	Average Exercise Price
$ 4.96 - $10.48	637	8.0 years	$7.66	193	$7.66
$10.48 - $20.96	672	5.5 years	14.87	586	15.28
$20.96 - $29.28	230	4.6 years	25.42	225	25.48
$29.28 - $32.24	3	5.9 years	32.02	3	32.02

$ 4.96 - $32.24	1,542	6.4 years	$13.49	1,007	$16.15

Warrants

The following table summarizes all warrant activity:

	Fiscal years ended January 31,
	2006	2005	2004
Outstanding, beginning of year	477	479	453
Warrants issued	—	—	26
Warrants exercised	—	—	—
Warrants canceled or expired	(95)	(2)	—

Outstanding, end of year	382	477	479

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 31, 2006, the unexercised warrants had a weighted average exercise price of $68.62 per share, a weighted average remaining contractual term of 4.2 years, and various expiration dates through 2012. As of January 31, 2006, all outstanding warrants were exercisable.

Restricted Stock

In fiscal 2005 and 2004, Alloy’s board of directors authorized the issuance of 19 and 43 shares of common stock, respectively, as restricted stock under the 1997 Plan. The shares issued are subject to restrictions on transfer, rights of repurchase by the Company and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grant is charged to stockholders’ equity and is then amortized to compensation expense over the vesting periods.

14.	Income Taxes

The components of net income tax expense consist of the following for the fiscal years ended January 31:

	Fiscal years ended January 31,
	2006	2005	2004
Current:
Federal	$214	—	$366
State	149	$158	307

Total current	363	158	673
Deferred:
Federal	—	—	3,088
State	—	—	80

Total deferred	—	—	3,168

Net income tax expense	$363	$158	$3,841

For the fiscal years ended January 31, 2006, 2005 and 2004, the difference between the total expected tax expense (benefit) using the statutory rates of 34%, 34% and 35%, respectively and tax expense is as follows:

	Fiscal years ended January 31,
	2006	2005	2004
Computed expected tax (benefit) expense	(34.0)%	(34.0)%	35.0%
State taxes, net of federal benefit	2.7	(1.7)	12.9
Goodwill impairment	41.2	23.5	—
Non-deductible expenses	0.3	0.2	9.1
Alternative minimum tax	0.8	—	11.6
Change in valuation allowance	(9.4)	9.8	50.8
All other individually less than 5%	(0.3)	2.4	1.8

Total effective tax rate	1.3%	0.2%	121.2%

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out as follows at January 31:

	January 31,
	2006	2005
Deferred tax assets:
Accruals and reserves	$1,878	$1,422
Deferred compensation	796	674
Identifiable intangible assets	685	—
Goodwill write-down	5,645	5,645
Other	875	864
Net operating loss and capital loss carryforwards	11,765	19,826

Gross deferred tax assets	21,644	28,431
Valuation allowance	(18,879)	(25,914)

Total deferred tax assets	2,765	2,517

Deferred tax liabilities:
Fixed assets	(410)	(95)
Identifiable intangible assets	—	(212)
Other	(2,355)	(2,210)

Total deferred tax liabilities	$(2,765)	$(2,517)

Net deferred tax assets	—	—

For federal income tax purposes, Alloy has unused net operating loss (“NOL”) carryforwards of $29,400 at January 31, 2006 expiring through 2024. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Alloy experienced at least three such ownership changes since inception. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. As a result of recent historic results and projections of future taxable income, management believes the future utilization of the Company’s deferred tax assets is not more-likely-than-not.

The Company has fully reserved for the net deferred tax assets at January 31, 2006 and 2005, and as a result, the valuation allowance decreased by $7,035 ($2,580 related to continued operations and $4,455 used by discontinued operations) during fiscal year 2005 and increased by $10,272 during fiscal year 2004. If the entire deferred tax assets were realized, $2,600 would be allocated to equity related to the tax effect of the employees’ stock option deductions. The remaining deferred tax asset would reduce income tax expense.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Commitments and Contingencies

Leases

Alloy leases office space, warehouse space and certain computer equipment under noncancellable leases with various expiration dates through 2012. As of January 31, 2006, future net minimum lease payments were as follows:

Fiscal years ending January 31,	Capital Leases	Operating Leases	Sublease Rent
2007	$33	$3,276	$(63)
2008	24	2,905	(12)
2009	5	2,575	—
2010	—	1,434	—
2011	—	1,000	—

Thereafter	—	1,850	—

Total minimum lease payments	$62	$13,040	$(75)

Imputed interest	4

Capital lease obligations	$58

Rent expense was approximately $4,937, $5,156 and $4,178 for fiscal 2005, 2004, and 2003, respectively, under noncancellable operating leases.

Credit Facilities

Alloy has standby letters of credit with JP Morgan Chase Bank for the purposes of securing a lease transaction relating to computer equipment, securing an operating lease that Alloy maintains, and as collateral for credit that certain vendors extend to OCM. As of January 31, 2006, the outstanding letters of credit totaled approximately $1,600.

Sales Tax

Alloy does not collect sales or other similar taxes on shipments of goods into most states. However, various states may seek to impose sales tax obligations on such shipments where the Company believes there is currently no such obligation. In addition, a number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods through the Internet and on the performance of services. A successful assertion by one or more states that Alloy should have collected or be collecting sales taxes could have a material effect on Alloy’s operations.

Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Landenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against Alloy, the individual defendants and the underwriters of the Company’s initial public

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering. The amended complaint asserted violations of Section 10(b) of the Exchange Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the Court’s case management instructions, the Company joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Alloy participated in Court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing. The fairness hearing was held on April 24, 2006. If such approval is obtained, all claims against Alloy and the individual defendants will be dismissed with prejudice.

The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial condition or operating results.

16.	Supplemental Cash Flow and Other Information

Supplemental information on cash flows is summarized as follows:

	Fiscal years ended January 31,
	2006	2005	2004
Cash paid for:
Interest	$3,731	$3,831	$40
Income taxes	504	483	1,618

Non-cash investing and financing activities:
Issuance of common stock and warrants in connection with acquisitions	—	3,209	11,172
Conversion of Series B Preferred Stock into common stock	16,662	—	3,059
Accretion of discount and dividends on Series B Preferred Stock	620	1,608	1,944

17.	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about operating segments. This standard requires segmentation based on internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. Alloy’s CODM is its Chief Executive Officer, Matthew Diamond. He regularly reviews consolidated results of operations on a segment basis and makes decisions, including those regarding the allocation of resources, for the Company as a whole.

Before the spinoff of dELiA*s, Inc., the Company, in addition to its corporate segment, had three operating segments—direct marketing, retail and sponsorship. The direct marketing and retail segments were entirely related to dELiA*s, Inc. operations, while the sponsorship segment was principally Alloy’s continuing operations. As a result of completing the spinoff, the Company realigned its sponsorship segment into three new operating segments—Promotion, Media and Placement.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Promotion segment is comprised of businesses whose products and services are promotional in nature, including the Alloy Marketing and Promotions business, its on-campus marketing unit, and its mall marketing and sampling services. The Media segment is comprised of Company-owned media assets such as the out-of-home, Internet, specialty print and entertainment businesses. The Placement segment is made up of the Company’s businesses that aggregate and market third party media properties primarily in the college, military and multicultural markets.

As a result of these new segments, the amounts in prior years have been reclassified to conform to the new presentation.

Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments were as follows as of and for the years ended January 31, 2006, 2005, and 2004:

	Promotion	Media	Placement	Corporate	Discontinued	Total
Total assets
January 31, 2006	$37,356	$89,604	$44,318	$48,210	—	$219,488
January 31, 2005	35,727	98,919	63,083	35,197	$121,655	354,581
January 31, 2004	57,935	139,765	63,267	61,261	127,781	450,009

	Promotion	Media	Placement	Total
Goodwill
January 31, 2006	$23,414	$65,476	$25,838	$114,728
January 31, 2005	23,415	78,437	43,707	145,559
January 31, 2004	43,459	122,673	43,707	209,839

	Fiscal years ended January 31,
	2006	2005	2004
Revenue
Promotion	$88,733	$84,006	$90,473
Media	48,063	41,499	34,184
Placement	58,528	58,703	60,368

Total revenue	$195,324	$184,208	$185,025

	Fiscal years ended January 31,
	2006	2005	2004
Operating Income (Loss)
Promotion	$6,976	$(19,639)	$10,264
Media	(4,769)	(47,729)	3,366
Placement	(13,162)	2,825	4,013
Corporate	(13,293)	(13,430)	(12,621)

Total operating income (loss) from continuing operations	(24,248)	(77,973)	5,022
Interest expense, net	(3,345)	(3,911)	(1,553)
Other items, net	(27)	(365)	(298)

Income (loss) from continuing operations before income taxes	$(27,620)	$(82,249)	$3,171

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Subsequent Events

Reverse Stock Split

The Company effected a one-for-four reverse stock split on February 1, 2006. All share and per share amounts have been restated to retroactively reflect the reverse stock split.

Acquisition of Sconex, Inc.

On March 28, 2006, Alloy acquired Sconex, Inc., a social networking community for high school students. Alloy paid about $6,100 in stock and future minimum earn-out payments. Alloy paid Sconex shareholders 274 of its shares valued at about $12.79 a share, or $3,500. Sconex shareholders will also get a minimum earn-out payment of approximately $2,600 based upon Sconex’s twelve month financial performance commencing on April 1, 2006. The earn-out will be in the form of stock, cash, or a combination of both.

19.	Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of Alloy’s last two fiscal years.

	Fiscal year ended January 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue
Promotion	$19,542	$24,937	$25,923	$18,331
Media	9,091	10,312	15,966	12,694
Placement	14,591	10,822	20,929	12,186

Total revenue	$43,224	$46,071	$62,818	$43,211

Operating income (loss)	(676)	2,026	6,468	(32,066)

Income (loss) from continuing operations	(1,678)	1,102	5,556	(32,963)

Net income (loss) attributable to common stockholders	(16,300)	(3,274)	7,231	(23,785)

Net income (loss) per share from:

Basic—
Continuing operations	$(0.16)	$0.10	$0.48	$(2.78)
Discontinued operations	(1.32)	(0.37)	0.14	0.77
Net income (loss) attributable to common stockholders	(1.52)	(0.29)	0.62	(2.01)

Diluted—
Continuing operations	$(0.16)	$0.08	$0.40	$(2.78)
Discontinued operations	(1.32)	(0.37)	0.12	0.77
Net income (loss) attributable to common stockholders	(1.52)	(0.29)	0.52	(2.01)

Other Selected Financial Information:
Depreciation and amortization	$1,758	$1,332	$958	$925
Special charges	188	427	1,538	34,066
Capital expenditures	199	342	185	17

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal year ended January 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue
Promotion	$17,128	$23,396	$24,091	$19,391
Media	9,823	9,074	12,654	9,948
Placement	16,615	10,385	19,200	12,503

Total revenue	$43,566	$42,855	$55,945	$41,842

Operating income (loss)	(2,039)	(3,441)	3,360	(75,853)

Income (loss) from continuing operations	(2,609)	(5,299)	2,348	(76,847)

Net income (loss) attributable to common stockholders	(9,637)	(11,557)	1,560	(73,755)

Net income (loss) per share from:
Basic—
Continuing operations	$(0.25)	$(0.50)	$0.22	$(7.17)
Discontinued operations	(0.63)	(0.55)	(0.04)	0.33
Net income (loss) attributable to common stockholders	(0.91)	(1.08)	0.15	(6.88)

Diluted—
Continuing operations	$(0.25)	$(0.50)	$0.22	$(7.17)
Discontinued operations	(0.63)	(0.55)	(0.04)	0.33
Net income (loss) attributable to common stockholders	(0.91)	(1.08)	0.14	(6.88)

Other Selected Financial Information:
Depreciation and amortization	$1,875	$2,056	$2,044	$1,955
Special charges	126	192	29	72,921
Capital expenditures	635	362	719	971

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, January 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Alloy’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment it believes that, as of January 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006. This report is included herein.

May 1, 2006

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders

Alloy, Inc.

New York, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that Alloy, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Alloy, Inc. and its subsidiaries as of January 31, 2006, and the related Consolidated Statements of Operations, Stockholders’ Deficit and Comprehensive Loss, and Cash Flows for the year then ended and our report dated May 1, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

May 1, 2006

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter and year ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About Directors and Executive Officers” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2006.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2006, except that the sections in the definitive proxy statement entitled “Report of the Compensation Committee on Executive Compensation,” “Report of the Audit Committee” and the “Performance Graph” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About Alloy Security Ownership” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2006.

Item 13.	Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2006.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Consolidated Financial Statements.

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.

The following financial statement schedule is included herein. All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

SCHEDULE II

ALLOY, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
Allowance for doubtful accounts:
January 31, 2006	$1,835	$1,196	$1,341	$1,690
January 31, 2005	3,295	828	2,288	1,835
January 31, 2004	3,410	1,352	1,467	3,295

Valuation allowance for deferred tax assets:
January 31, 2006	25,914	—	7,035	18,879
January 31, 2005	15,642	10,272	—	25,914
January 31, 2004	2,756	12,886	—	15,642

Unamortized discount on Series B Preferred Stock:
January 31, 2006	287	—	287	—
January 31, 2005	1,024	—	737	287
January 31, 2004	2,074	—	1,050	1,024

(3) Exhibits.

EXHIBIT INDEX

Exhibit Number
2.1	Acquisition Agreement by and among Alloy, Inc., Dodger Acquisition Corp. and dELiA*s Corp., dated as of July 30, 2003 (incorporated by reference to Alloy’s Current Report on Form 8-K filed July 31, 2003).

2.2	Agreement and Plan of Merger, dated as of March 27, 2006, by and among Alloy, Inc., Alloy Acquisition Sub, LLC, Sconex, Inc., all of the Stockholders of Sconex, Inc. and Joshua J. Schanker, as representative of the Stockholders (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 29, 2006).

3.1*	Restated Certificate of Incorporation of Alloy, Inc., as amended.

3.2	Restated Bylaws (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2	Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).

4.3	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.4	Form of Warrant to Purchase Common Stock, dated as of June 19, 2001, issued by Alloy Online, Inc. to each of the purchasers of Alloy’s Series B redeemable convertible preferred stock (incorporated by reference to Alloy’s Current Report on Form 8-K filed June 21, 2001).

4.5	Warrant to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to Craig T. Johnson (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).

4.6	Warrants to Purchase Common Stock, dated as of March 18, 2002, issued by Alloy, Inc. to (i) Debra Lynn Millman, (ii) Kim Suzanne Millman, and (iii) Ronald J. Bujarski (substantially identical to Warrant referenced as Exhibit 4.5 in all material respects, and not filed with Alloy’s 2002 Annual Report on Form 10-K, filed May 1, 2003, pursuant to Instruction 2 of Item 601 of Regulation S-K).

4.7	Warrant to Purchase Common Stock, dated as of November 1, 2002, issued by Alloy, Inc. to Alan M. Weisman (incorporated by reference to Alloy’s 2002 Annual Report on form 10-K filed May 1, 2003).

4.8	Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.9	Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.10	Stockholder Rights Agreement, dated as of April 14, 2003, between Alloy, Inc. and American Stock Transfer and Trust Company (incorporated by reference to Alloy’s Current Report of Form 8-K filed April 14, 2003).

Exhibit Number
4.11	Registration Rights Agreement, dated as of March 27, 2006, by and among Alloy, Inc., all of the Stockholders of Sconex, Inc. and Joshua J. Schanker, as representative of the Stockholders (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 29, 2006).

4.12*	First Supplemental Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of September 26, 2005

4.13*	Second Supplemental Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of December 5, 2005

10.1**	Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

10.1.1**	First Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Proxy Statement on Schedule 14A filed on June 2, 2003).

10.1.2**	Second Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).

10.1.3**	Third Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004).

10.2**	Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

10.2.1**	First Amendment to Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed June 23, 2003 (Registration Number 333-106382)).

10.3**	Employment Agreement dated February 1, 2004 between Matthew C. Diamond and Alloy, Inc. (incorporated by reference to Alloy’s Annual Report on Form 10-K, filed on May 27, 2004).

10.4**	Employment Agreement dated February 1, 2004 between James K. Johnson, Jr. and Alloy, Inc. (incorporated by reference to Alloy’s Annual Report on Form 10-K, filed on May 27, 2004).

10.5**	Employment Agreement dated April 19, 1999 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.6**	Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.7**	Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.8**	Non-Competition and Confidentiality Agreement dated November 24, 1998 between Samuel A. Gradess and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.9**	Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

Exhibit Number
10.10**	Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.11**	Incentive Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.12**	Non-Qualified Stock Option Agreement dated as of July 19, 2000 between Alloy Online, Inc. and Robert Bell (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.13**	Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.14**	1999 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 2 to Alloy’s Registration Statement on Form S-1/ A filed April 22, 1999 (Registration Number 333-74159)).

10.15	Standard Office Lease between Arden Realty Finance Partnership, L.P. and Cass Communications, Inc., dated as of September 11, 1998 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed September 14, 2001).

10.15.1	First Amendment to Standard Office Lease, dated as of November 1, 2001, by and between Arden Realty Finance Partnership, L.P. and Alloy, Inc. (incorporated by reference to Alloy’s 2001 Annual Report on Form 10-K filed May 1, 2002).

10.16	Modification to Lease, dated November 2, 1999, by and between Alloy, Inc. and Abner Properties Company, dated April 16, 2002 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed June 14, 2002).

10.16.1	Second Lease Modification Agreement between Alloy, Inc. and Abner Properties Company,
c/o Williams Real Estate Co., Inc., dated as of January 28, 2002 (incorporated by reference to Alloy’s Annual Report on Form 10-K filed May 1, 2002). Third lease modification dated August 31, 2002.

10.16.2	Third Lease Modification and Extension Agreement, dated as of August 31, 2002 between Abner Properties Company c/o Williams USA Realty Services, Inc. and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 16, 2002).

10.17	Assignment and Assumption of Lease between Alloy, Inc. and Goldfarb & Abrandt dated as of February 1, 2002 (incorporated by reference to Alloy’s Annual Report on Form 10-K filed May 1, 2002).

10.18**	iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Amendment No. 2 to the iTurf Inc. registration statement on Form S-1/ A filed April 6, 1999 (Registration No. 333-71123)).

10.18.1**	First Amendment to iTurf Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).

10.19**	Employment Letter, dated October 27, 2003, between Alloy, Inc. and Robert Bernard (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 22, 2003).

10.20	Alloy, Inc. Convertible Senior Debentures Purchase Agreement, dated as of July 17, 2003, by and among Alloy, Inc. and the Initial Purchasers named therein (incorporated by reference to Alloy’s Annual Report on Form 10-K filed on May 27, 2004).

Exhibit Number
10.21	Resale Registration Rights Agreement dated as of July 31, 2003 between Alloy, Inc., Lehman Brothers, Inc., CIBC World Markets Corp., JP Morgan Securities, Inc. and SG Cowen Securities Corporation (incorporated by reference to Alloy’s Registration Statement on Form S-3, filed October 17, 2003 (Registration Number 333-109786)).

10.22	Sublease Agreement, dated as of December 3, 2003, by and between MarketSource, L.L.C. and 360 Youth, LLC. (incorporated by reference to Alloy’s Annual Report on Form 10-K filed on May 27, 2004).

10.23	Letter Agreement with MLF Investments, LLC, dated as of April 13, 2005 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on June 9, 2005).

10.24†	Asset Purchase Agreement by and among XP Innovation LLP, Dan’s Competition LLC, Alloy Inc., and Steven Kalsch, William Cartwright and Dustin Wilson, dated as of May 31, 2005 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on June 9, 2005).

10.25	Standby Purchase Agreement between Alloy, Inc., dELiA*s, Inc., and MLF Investments LLC, dated as of September 7, 2005 (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 12, 2005).

10.26	Alloy, Inc. Outside Director Compensation Arrangements for fiscal year ending January 31, 2006 (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.27**	Form of Nonqualified Stock Option Agreement for 2002 Non-Qualified Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.28**	Form of Nonqualified Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.29**	Form of Incentive Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.30**	Form of Nonqualified Stock Option Agreement for iTurf Inc. Amended and Restated 1999 Stock Incentive Plan.

10.31**	Form of Incentive Stock Option Agreement for iTurf Inc. Amendment and Restated 1999 Stock Incentive Plan.

10.32**	Form of Restricted Stock Agreement(1) (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.33**	Form of Restricted Stock Agreement(2) (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.34	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

10.35	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.36***	Employment Offer Letter dated February 21, 2001 between Gina DiGioia and Alloy Online, Inc.

10.37*	Non-Competition and Confidentiality Agreement dated February 21, 2001 between Gina DiGioia and Alloy Online, Inc.

Exhibit Number

10.38***	Employment Offer Letter dated February 20, 2006 between Gary Yusko and Alloy, Inc.

10.39*	Non-Competition and Confidentiality Agreement dated February 20, 2006 between Gary Yusko and Alloy, Inc.

10.40**	Alloy, Inc. Compensation Arrangements for Certain Named Executive Officers (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

21.1*	Subsidiaries of Alloy, Inc.

23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Memorandum of Understanding relating to the proposed settlement of the action styled In Re Alloy, Inc. Securities Litigation, dated as of June 21, 2004 (incorporated by reference to Alloy’s Current Report on Form 8-K, filed on June 30, 2004).

99.2	Letter agreement relating to the proposed settlement of the action styled Yeung Chan v. Diamond, et al., dated June 15, 2004 (incorporated by reference to Alloy’s Current Report on Form 8-K, filed on June 30, 2004).

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ MATTHEW C. DIAMOND
Matthew C. Diamond
Chairman of the Board and Chief Executive Officer

Date: May 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW C. DIAMOND Matthew C. Diamond	Chief Executive Officer and Chairman (Principal Executive Officer)	May 1, 2006

/s/ GARY J. YUSKO Gary J. Yusko	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2006

/s/ JAMES K. JOHNSON, JR. James K. Johnson, Jr.	Director and Chief Operating Officer	May 1, 2006

/s/ MATTHEW L. FESHBACH Matthew L. Feshbach	Director	May 1, 2006

/s/ ANTHONY N. FIORE Anthony N. Fiore	Director	May 1, 2006

/s/ SAMUEL A. GRADESS Samuel A. Gradess	Director	May 1, 2006

/s/ PETER M. GRAHAM Peter M. Graham	Director	May 1, 2006

/s/ JEFFREY HOLLENDER Jeffrey Hollender	Director	May 1, 2006

/s/ EDWARD A. MONNIER	Director	May 1, 2006
Edward A. Monnier