Form 10-Q
period 2006-04-30
ALLOY  INC
filed 2006-06-08
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 2, 2006, the registrant had 12,359,968 shares of common stock, $.01 par value per share, outstanding, excluding 196,299 shares of treasury stock.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30, 2006	January 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,187	$39,631
Marketable securities	3,225	1,200
Accounts receivable, net of allowance for doubtful accounts of $1,686 and $1,690, respectively	39,312	42,483
Other current assets	11,884	7,851

Total current assets	83,608	91,165
Fixed assets	4,041	4,072
Goodwill	114,719	114,728
Intangible assets	11,836	7,006
Other assets	1,897	2,517

Total assets	$216,101	$219,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,709	$9,345
Amounts payable to dELiA*s	372	8,244
Deferred revenue	10,281	10,552
Accrued expenses and other current liabilities	16,515	15,972

Total current liabilities	37,877	44,113
Senior convertible debentures	69,300	69,300
Other long-term liabilities	888	891

Total liabilities	108,065	114,304

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding, 12,548 and 11,874, respectively	126	119
Additional paid-in capital	372,132	364,228
Deferred compensation	(4,437)	(539)
Accumulated deficit	(255,620)	(254,459)

	112,201	109,349
Less treasury stock, at cost; 194 shares	(4,165)	(4,165)

Total stockholders’ equity	108,036	105,184

Total liabilities and stockholders’ equity	$216,101	$219,488

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2006	2005
	(Unaudited)
Revenue	$44,835	$43,224

Expenses:
Operating	39,772	38,217
General and administrative	4,306	3,737
Depreciation and amortization	1,019	1,758
Special charges	170	188

Total expenses	45,267	43,900

Operating loss	(432)	(676)
Interest expense	(1,060)	(1,061)
Interest income	381	108

Loss from continuing operations before income taxes	(1,111)	(1,629)
Income taxes	(50)	(49)

Loss from continuing operations	(1,161)	(1,678)
Net loss from discontinued operations	—	(14,219)

Net loss	(1,161)	(15,897)
Dividends on redeemable convertible preferred stock	—	(403)

Net loss attributable to common stockholders	$(1,161)	$(16,300)

Loss per basic and diluted share:
Continuing operations	$(0.10)	$(0.16)

Discontinued operations	—	$(1.32)

Attributable to common stockholders	$(0.10)	$(1.52)

Weighted average shares outstanding:
Basic and diluted	11,602	10,736

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Three Months Ended April 30,
	2006	2005
	(Unaudited)
Net loss	$(1,161)	$(15,897)
Less net loss from discontinued operations	—	(14,219)

Net loss from continuing operations	(1,161)	(1,678)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	534	783
Amortization of debt issuance costs	128	128
Amortization of intangible assets	485	975
Compensation charge for restricted stock and issuance of options	746	55
Changes in operating assets and liabilities:
Accounts receivable, net	2,980	(3,709)
Other assets	(4,234)	(2,950)
Accounts payable, accrued expenses, and other	578	2,326
Net cash used in operating activities attributable to discontinued operations	—	(4,728)

Net cash provided by (used in) operating activities	56	(8,798)

Cash Flows From Investing Activities
Capital expenditures	(503)	(199)
Acquisition of companies	(247)	—
Purchases of marketable securities	(3,225)	—
Proceeds from the sales and maturity of marketable securities	1,200	2,327
Purchase of domain name / mailing list / marketing rights	(23)	(21)
Net cash used in investing activities attributable to discontinued operations	—	(1,139)

Net cash (used in) provided by investing activities	(2,798)	968

Cash Flows From Financing Activities
Cash payment to dELiA*s pursuant to spinoff	(8,155)	—
Issuance of common stock	453	103
Repurchase of common stock	—	(60)
Net cash used in financing activities attributable to discontinued operations	—	(10)

Net cash (used in) provided by financing activities	(7,702)	33

Net change in cash and cash equivalents	(10,444)	(7,797)
Cash and cash equivalents:
Beginning of period (includes cash from discontinued operations of $0 and $4,528, respectively)	39,631	25,137

End of period	$29,187	$17,340

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. Business and Financial Statement Presentation

Alloy, Inc. (the “Company”) is a non-traditional media and marketing services company that primarily targets the demographic segment comprising persons in the United States between the ages of 10 and 24. The Company operates its business through three operating segments — Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products are promotional in nature and includes the Alloy Marketing and Promotion business, the on-campus marketing unit, and the mall marketing and sampling divisions. The Media segment is comprised of Company-owned entertainment media assets, including the out-of-home, Internet, database, specialty print and entertainment businesses. The Placement segment is made up of businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, and college guides, giving the Company significant reach into its target demographic audience and providing its advertising clients with significant exposure to the youth market.

In the fiscal year ended January 31, 2006 (“fiscal 2005”), the Company sold its Dan’s Competition business, or DCR, and completed a spinoff of dELiA*s, Inc. to its shareholders, which included the dELiA*s, CCS and Alloy merchandise businesses. Accordingly, the results of operations of these businesses are reported as discontinued operations for all periods presented. In addition, effective February 1, 2006, the Company effected a one-for-four reverse stock split of its common stock. All share and per share amounts have been restated to retroactively reflect this reverse stock split.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform with the current presentation. The results of operations for the three-month periods ended April 30, 2006 and 2005 are not necessarily indicative of the operating results for a full fiscal year.

Use of Estimates — The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Loss Per Share — Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company has excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock, common stock issuable upon conversion of the 5.375%

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Senior Convertible Debentures due August 1, 2023 and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted loss per common share because all such securities would be antidilutive in all periods presented.

The following table sets forth the computation of basic and diluted loss from continuing operations per share for the three-month periods ended April 30, 2006 and 2005:

	Three Months Ended April 30,
	2006	2005
Numerator:
Loss from continuing operations	$(1,161)	$(16,300)
Denominator:
Weighted-average common shares — basic and diluted	11,602	10,736
Loss from continuing operations per common share — basic and diluted	$(0.10)	$(1.52)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company and are therefore not included in the calculation of the weighted-average shares outstanding for basic loss per share.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net loss per share are detailed in the following table for the three-month periods ended April 30, 2006 and 2005:

	Three Months Ended April 30,
	2006	2005
Options and warrants to purchase common stock	2,155	2,426
Conversion of Series B redeemable convertible preferred stock	—	354
Conversion of 5.375% Convertible Debentures	2,069	2,069
Restricted stock	378	32

Total	4,602	4,881

Recently Issued Accounting Pronouncements

The following recent accounting pronouncements impact Alloy’s financial statements as discussed below:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS No. 123R effective February 1, 2006, and will apply the modified prospective transition method.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Previously reported financial statements will not be restated to reflect SFAS No. 123 disclosure amounts. As required by SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123, the Company has disclosed the effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS No. 123.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes (“APB No. 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB No. 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. The Company has adopted the provisions of SFAS No. 154 effective February 1, 2006.

2. Stock-Based Compensation

Effective February 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, the Company recognizes the unvested portion of the grant-date fair value of awards made prior to the adoption based on the fair values previously determined and prior period results have not been restated.

Prior to adopting SFAS No. 123R, the Company followed the disclosure-only provisions of SFAS No. 123. The Company applied APB No. 25 and, accordingly, did not recognize compensation expense for the stock option grants because the Company did not issue options at exercise prices below market value at the date of grant.

As a result of adopting SFAS No. 123R, the Company’s loss from continuing operations before income taxes for the period ended April 30, 2006 is $436 greater than if it had continued to account for the share-based compensation under APB No. 25.

The following table reflects the effect on net loss from continuing operations and net loss per share from continuing operations if the Company had adopted the fair value provisions of SFAS No. 123 in the first quarter of fiscal 2005:

Three Months Ended April 30, 2005
Net loss from continuing operations	$(1,678)
Option expense	(1,232)

Net loss from continuing operations after option expense	$(2,910)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.16)

Net loss from continuing operations after option expense	$(0.27)

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

If the Company had applied the fair market value provisions of SFAS No. 123 to discontinued operations, an incremental expense of $231 would have been recognized in the first quarter of fiscal 2005.

The weighted-average fair value of each option as of the grant date was $6.07 and $5.83 for the first quarter of the fiscal year ending January 31, 2007 (“fiscal 2006”) and fiscal 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended April 30,
	2006	2005
Risk-free interest rate	4.94%	3.63%
Expected lives (in years)	5	5
Expected volatility	54.7%	68.0%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the three-month period ended April 30, 2006:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Average per Share Market Price
Outstanding at January 31, 2006	1,542	$13.49	$11.24
Granted	427	11.56	11.56
Exercised	(51)	8.86	13.02
Cancelled	(44)	13.17	N/A

Outstanding at April 30, 2006	1,874	13.19	$12.46

Exercisable at April 30, 2006	1,000	$16.04

The total intrinsic value of options exercised during the three-month period ended April 30, 2006 was $212.

The Company has awarded restricted shares of common stock to directors and certain employees. The awards have restriction periods tied to employment and vest over periods ranging from three to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. In the three-month period ended April 30, 2006, the Company awarded 347 restricted shares with a weighted-average life of 5.1 years and a fair market value of $4,208.

Unearned compensation expense related to restricted stock grants at April 30, 2006 was $4,437. The expense is expected to be recognized over a weighted-average period of approximately 4.8 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended April 30, 2006 and 2005 was $310 and $55, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

The following is a summary of restricted stock activity for the three-month period ended April 30, 2006:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2006	47	$23.24
Granted	347	12.12
Vested	(16)	22.56
Forfeited	—	—

Unvested at April 30, 2006	378	$13.13

The total stock-based compensation expense for the three-month periods ended April 30, 2006 and 2005 was $746 and $55, respectively, of which $329 and $0, respectively, were included in operating costs in the Statement of Operations and $417 and $55, respectively, were included in general and administrative expenses in the Statement of Operations.

At April 30, 2006, there were 280 warrants outstanding and exercisable with an average exercise price of $74.61 per share and a weighted average contractual term of 5.4 years.

3. Discontinued Operations

In June 2005, the Company sold DCR and on December 19, 2005, completed the spinoff of dELiA*s, Inc. to its shareholders (collectively “dELiA*s”). Accordingly, the operations of dELiA*s are presented as discontinued operations in the Company’s Consolidated Financial Statements for the three months ended April 30, 2005.

In the three months ended April 30, 2006, the Company recorded a $686 adjustment to the distribution to dELiA*s, Inc. stockholders. The adjustment resulted from the transfer of prepaid assets to dELiA*s related to a multi-year directors and officers insurance policy that was acquired in September 2003 in conjunction with the Company’s acquisition of dELiA*s, Inc.

4. Acquisitions

On March 28, 2006, the Company completed the acquisition of all the outstanding stock of Sconex, Inc., a social networking community for high school students. The Company agreed to pay approximately $6,100 in stock and future minimum earn-out payments. The Company issued to Sconex shareholders 274 of its shares valued at approximately $12.79 a share, or $3,500. Sconex shareholders are also eligible to receive a minimum earn-out payment of approximately $2,600 based upon Sconex’s twelve-month financial performance commencing on April 1, 2006. The earn-out will be in the form of stock, cash, or a combination of both. A portion of the minimum earn-out payment (39%) is contingent upon the future employment of certain former Sconex shareholders. In addition to the amounts to be paid to the Sconex shareholders, the Company incurred costs directly related to the acquisition of approximately $295 and acquired tangible net assets with a value of approximately $122.

The Company has made a preliminary allocation of purchase price based on the assets acquired and liabilities assumed. The excess of purchase price over the fair value of tangible and identifiable intangible net

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

assets will be allocated to goodwill. The Company expects to finalize the allocation of the purchase price when the final earn-out payment is determined. Based on the Company’s preliminary allocation, $5,331 was allocated to identifiable intangible assets with an average life of 4 years.

5. Goodwill and Intangible Assets

Changes in the book value of goodwill by segment for the three months ended April 30, 2006 follows:

	January 31, 2006	Acquisitions	Adjustments	April 30, 2006
Promotions	$23,414	—	—	$23,414
Media	65,476	—	(9)	65,467
Placement	25,838	—	—	25,838

Total	$114,728	—	$(9)	$114,719

The Company’s intangible assets and related accumulated amortization were as follows:

	Gross	Accumulated Amortization	Net
At April 30, 2006:
Intangible assets subject to amortization:
Client relationships	$14,709	$7,491	$7,218
Noncompetition agreements	3,565	3,527	38
Websites	1,450	1,337	113
Mailing lists	256	104	152

Total intangible assets subject to amortization	19,980	12,459	7,521
Trademarks	4,315	—	4,315

	$24,295	$12,459	$11,836

At January 31, 2006:
Intangible assets subject to amortization:
Client relationships	$9,411	$7,139	$2,272
Noncompetition agreements	3,570	3,476	94
Websites	1,450	1,273	177
Mailing lists	234	86	148

Total intangible assets subject to amortization	14,665	11,974	2,691
Trademarks	4,315	—	4,315

	$18,980	$11,974	$7,006

6. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business as primarily Placement receivables are normally invoiced in the month following the completion of the earnings process. At April 30, 2006 and January 31, 2006, accounts receivable included approximately $8,552 and $6,880, respectively, of unbilled receivables.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

7. Special Charges

Included in special charges for the three months ended April 30, 2006 and 2005 were $170 and $188, respectively, of costs incurred related to the spinoff of dELiA*s, Inc.

8. Common Stock

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 150 shares for approximately $2,984 under this plan through April 30, 2006. No shares were repurchased in the three-month period ended April 30, 2006.

9. Convertible Senior Debentures

At April 30, 2006, the Company had $69,300 of long-term debt outstanding attributable to its 5.375% Senior Convertible Debentures (the “Convertible Debentures”). The fair value of the Convertible Debentures is estimated based on quoted market prices. At April 30, 2006, the fair value of the Convertible Debentures was approximately $79,349.

10. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended April 30,
	2006	2005
Revenue:
Promotion	$17,251	$19,542
Media	13,092	9,091
Placement	14,492	14,591

Total revenue	$44,835	$43,224

Operating loss:
Promotion	$(407)	$539
Media	1,333	316
Placement	1,664	1,168
Corporate	(3,022)	(2,699)

Total operating loss	$(432)	$(676)

Depreciation and amortization:
Promotion	$215	$464
Media	586	789
Placement	10	235
Corporate	208	270

Total depreciation and amortization	$1,019	$1,758

Capital expenditures:
Promotion	$57	$26
Media	48	106
Placement	—	—
Corporate	398	67

Total capital expenditures	$503	$199

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2006	2005
Stock-based compensation:
Promotion	$147	$10
Media	268	16
Placement	33	—
Corporate	298	29

Total stock-based compensation	$746	$55

	At April 30, 2006	At January 31, 2006
Total assets:
Promotion	$38,625	$37,356
Media	94,319	89,604
Placement	41,957	44,318
Corporate	41,200	48,210

Total assets	$216,101	$219,488

Included in Promotion revenue for the three-month periods ended April 30, 2006 and 2005 is $4,746 and $4,689, respectively, of revenue related to product sales. The related cost of goods sold was $1,175 and $1,152, respectively.

11. Supplemental Cash Flow and Other Information

Supplemental information on cash flows is summarized as follows:

	Three Months Ended April 30,
	2006	2005
Cash paid for:
Interest	$1,862	$1,862
Income taxes	371	12
Non-cash investing and financing activities:
Issuance of common stock in conjunction with acquisitions	3,500	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Forward-Looking Statements” and elsewhere in this report and in Item 1A of Part I, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

In 2005, we divested the businesses comprising our direct marketing and retail business segments. More specifically, in June 2005 we sold our Dan’s Competition business and in December 2005, we completed a spinoff of dELiA*s, Inc. to our stockholders which included the dELiA*s, Alloy and CCS merchandise businesses. Accordingly, the results of operations of our direct marketing and retail business are reported as discontinued operations for all periods presented. In addition, on February 1, 2006, we effected a one-for-four reverse stock split of our common stock. All share and per share amounts have been restated to retroactively reflect the stock split unless otherwise stated.

Executive Summary

Alloy is a non-traditional media and marketing services company that primarily targets the youth demographic segment comprising persons in the United States between the ages of 10 and 24. We operate our business through three operating segments — Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products are promotional in nature and includes our Alloy Marketing and Promotion business, our on-campus marketing unit, as well as our mall marketing and sampling divisions. Our Media segment is comprised of Company-owned entertainment media assets including our out-of-home, internet, database, specialty print, and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of our online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, and college guides, giving us significant reach into our target demographic audience and providing our advertising clients with significant exposure to the youth market.

A variety of factors influence our revenue, including but not limited to: (i) economic conditions and the relative strength or weakness of the United States economy, (ii) advertiser and consumer spending patterns, (iii) the value of our consumer brands and database, (iv) the continued perception by our advertisers and sponsors that we offer effective marketing solutions, (v) use of our websites, and (vi) competitive and alternative advertising media. In addition, our business is seasonal, with approximately 32% of our revenue being realized in our third fiscal quarter (back-to-school time) and approximately 54% in the last half of the fiscal year. Quarterly comparisons are also affected by these factors.

We intend to continue to expand our Media segment through acquisition and internally generated growth, as we believe this segment provides the greatest opportunity to increase profitability and shareholder value. In this regard, we completed the acquisition of Sconex, Inc. in March 2006. Sconex offers a social networking website for high school students. While Sconex is a relatively young company, we believe that it will continue to gain new users through word of mouth, virally, and as a result of the support our media properties can provide. We also plan to continue to try to maximize profitability, not necessarily growth, in our Promotion and Placement segments. In addition, we also believe our business should continue to grow as we capitalize on the following key assets:

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

Three Months Ended April 30, 2006 Compared with Three Months Ended April 30, 2005

Revenue

Revenues for each business segment for the three months ended April 30, 2006 and 2005 were as follows:

	Three Months Ended April 30,
	2006		2005
	Amount	% of Total	Amount	% of Total
Promotion	$17,251	38.5%	$19,542	45.2%
Media	13,092	29.2	9,091	21.0
Placement	14,492	32.3	14,591	33.8

	$44,835	100.0%	$43,224	100.0%

Revenue for the first quarter of the fiscal year ending January 31, 2007 (“fiscal 2006”) increased $1,611 or 3.7%, compared with the first quarter of the fiscal year ended January 31, 2006 (“fiscal 2005”). The increase was attributable to strength in our Media segment, in which revenue increased by $4,001, partially offset by a $2,291 decrease in Promotion segment revenue and a $99 decrease in Placement segment revenue.

Promotion segment revenue in the first quarter of 2006 decreased $2,291 or 11.7%, compared with the first quarter of fiscal 2005. The decrease was attributable to decreases in sponsorship revenue and mall marketing revenue (approximately $2,800), partially offset by increased sampling revenue (approximately $900).

In the first three months of fiscal 2006, Media segment revenue increased $4,001 or 44.0%, compared with the comparable period of fiscal 2005. The increase was principally attributable to an approximate $3,300 increase in out-of-home and interactive revenue and a $800 increase in education and print revenues.

Placement segment revenue decreased nominally in the first quarter of fiscal 2006 from the same period in fiscal 2005.

We expect our revenue in fiscal 2006 to increase compared with fiscal 2005, resulting primarily from the expansion of our Media segment and improvements to our product and service offerings.

Expenses

Operating costs

Operating costs for the three months ended April 30, 2006 and 2005 were as follows:

	Three Months Ended April 30,
	2006		2005
	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$20,812	52.3%	$20,065	52.5%
Selling expenses	12,400	31.2	11,732	30.7
Other operating costs	6,560	16.5	6,420	16.8

	$39,772	100.0%	$38,217	100.0%

Operating costs increased $1,555 or 4.1%, to $39,772 for the three months ended April 30, 2006 from $38,217 for the three months ended April 30, 2005. The increase in the first quarter of fiscal 2006 was principally attributable to (i) an increase in selling expenses attributable to higher incentive compensation ($206), (ii) higher stock-based compensation expense ($329), (iii) higher advertising ($654), permits ($345) and shipping expenses ($208), and (iv) operating costs attributable to Sconex (acquired in March 2006), partially offset by the effects of a fiscal 2005 cost reduction program and lower bad debt expense ($267).

We currently anticipate that operating costs will increase in fiscal 2006 compared with fiscal 2005 due to additional investments in our media assets, normal recurring contractual cost increases, personnel increases, variable costs attributable to increasing our Promotion and Placement segments’ revenue, and as a result of stock-based compensation costs.

General and administrative

General and administrative expenses increased $569 or 15.2%, to $4,306 for the three months ended April 30, 2006 from $3,737 for the comparable period of fiscal 2005. The first quarter 2006 increase was principally attributable to higher non-cash stock-based compensation expense ($361), personnel expenses ($150), and professional fees/general insurance ($163), partially offset by a decrease in occupancy ($147).

We anticipate that general and administrative expenses will increase in fiscal 2006 compared with fiscal 2005 due to higher personnel compensation, insurance costs and stock-based compensation.

Depreciation and amortization

Depreciation and amortization decreased $739, or 42.0%, to $1,019 for the three months ended April 30, 2006 from $1,758 for the same quarter of fiscal 2005. The decrease in the quarter was principally attributable to lower amortization of intangible assets and lower depreciation and amortization of fixed assets.

We currently anticipate that depreciation and amortization will increase in fiscal 2006 compared with fiscal 2005 as a result of our acquisition of Sconex, Inc. completed in March 2006.

Special charges

Special charges are comprised of costs incurred related to the spinoff of dELiA*s, Inc. in both periods.

Income (Loss) from Operations

Operating income (loss) for each business segment for the three months ended April 30, 2006 and 2005 were as follows:

	Three Months Ended April 30,
	2006	2005
Promotion	$(407)	$539
Media	1,333	316
Placement	1,664	1,168
Corporate	(3,022)	(2,699)

Total operating loss from continuing operations	$(432)	$(676)

Loss from operations decreased $244, or 36.1%, to $432 for the three months ended April 30, 2006 from $676 for the three months ended April 30, 2005. The decrease is primarily attributable to lower depreciation and amortization partially offset by higher stock-based compensation expense ($691).

The Promotion segment operating income decreased $946 to a loss of $407 for the three months ended April 30, 2006 from operating income of $539 for the three months ended April 30, 2005. The decrease was primarily attributable to the reduction in mall marketing revenue, lower sales in our spring break promotion, and expenses attributable to stock-based compensation ($147).

The Media segment operating income increased $1,017, or 321.8%, to $1,333 for the three months ended April 30, 2006 from $316 for the three months ended April 30, 2005. The improvement in operating income is primarily attributable to higher operating profitability and lower depreciation and amortization, partially offset by higher stock-based compensation expenses.

The Placement segment operating income increased $496, or 42.5%, to $1,664 for the three months ended April 30, 2006 from $1,168 for the three months ended April 30, 2005. The first quarter improvement was principally attributable to a reduction in operating costs in our newspaper business and lower depreciation and amortization ($225).

The Corporate segment operating loss increased $323 or 12.0%, to $3,022 for the three months ended April 30, 2006 from $2,699 for the three months ended April 30, 2005. The increase in operating loss was principally attributable to higher stock-based compensation expense.

We currently anticipate that operating loss from continuing operations will decrease in fiscal 2006 due to higher revenue and the non-recurrence of special charges partially offset by higher operating costs, expenses for stock-based compensation, and higher depreciation and amortization expense principally attributable to acquisitions.

Net Interest Expense

Net interest expense decreased $274, or 28.8%, to $679 for the first quarter of fiscal 2006 from $953 for the first quarter of fiscal 2005. The decrease is attributable to higher cash balances and higher interest rates earned on those investments.

Income Taxes

Income tax expense for the first quarter of fiscal 2006 and 2005 was $50 and $49, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for both periods are primarily attributable to state taxes.

Weighted-Average Shares

As a result of incurring a net loss from continuing operations for all periods presented, basic and diluted weighted-average shares outstanding are equivalent, as common stock equivalents from the conversion of our Convertible Debentures and from stock options and warrants would be anti-dilutive.

Weighted-average shares outstanding for the first quarter of fiscal 2006 increased 866, or 8%, to 11,602 from 10,736 for the same quarter of fiscal 2005. The increase in fiscal 2006 was principally attributable to the conversion to common stock of our Series B redeemable convertible preferred stock in June 2005.

Loss from Continuing Operations

Loss from continuing operations in the first quarter of fiscal 2006 decreased $517, or 30.8%, to $1,161 ($0.10 per share) from $1,678 ($0.16 per share) for the three months ended April 30, 2005. The decrease in the fiscal 2006 quarter was principally attributable to higher operating profitability and interest income.

Net Loss

Net loss decreased $14,736, or 92.7%, to $1,161 for the three months ended April 30, 2006 from $15,897 for the three months ended April 30, 2005. The decrease is principally related to the Company’s fiscal 2005 spinoff of dELiA*s, Inc.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $15,139, or 92.9%, to $1,161 ($0.10 per share) for the three months ended April 30, 2006 from $16,300 ($1.52 per share) for the three months ended April 30, 2005. The difference between net loss and net loss attributed to common stockholders is non-cash dividends related to our Series B redeemable convertible preferred stock, which was fully converted into our common stock in June 2005.

Liquidity and Capital Resources

We continually project our anticipated cash requirements, which include working capital needs, potential acquisitions, and interest payments. Funding requirements are financed primarily through the sale of equity, equity-linked and debt securities or through our operations.

At April 30, 2006, our principal sources of liquidity were our cash and cash equivalents of $29,187 and marketable securities of $3,225. We believe that our sources of liquidity are adequate to fund ongoing operating requirements. However, if our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash provided by operating activities was $56 for the first quarter of fiscal 2006, compared with net cash used in operating activities of $8,798 for the same quarter of fiscal 2005. Excluding the effect of cash used in discontinued operations in the first quarter of fiscal 2005, net cash used by operating activities was $4,070, a decrease in cash used by operating activities of $4,126. The increase in cash provided by operating activities (excluding discontinued operations) was primarily attributable to an improvement in accounts receivable collections.

Cash used by investing activities was approximately $2,798 in the first quarter of fiscal 2006 compared with cash provided by investing activities of $2,107 (excluding net cash provided by or used in investing activities by discontinued operations) in the same quarter of fiscal 2005. Capital expenditures increased $304, or 153%, to $503 in the fiscal 2006 quarter compared with $199 in the fiscal 2005 quarter. Excluding our cash needs to complete acquisitions of companies, we do not spend significant amounts of cash on fixed assets and accordingly, we expect our ongoing capital expenditures to be in the range of $1,000 - $1,500 on an annual basis.

Net cash used by financing activities (excluding discontinued operations) increased due to the cash payment to dELiA*s pursuant to the spinoff.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock and $5,000 of our Convertible Debentures. As of April 30, 2006, our unused repurchase authorization for our common stock was approximately $7,016. No shares of common stock were repurchased in the first quarter of fiscal 2006. As of April 30, 2006, we have not repurchased any of our Convertible Debentures.

At April 30, 2006, we had $69,300 of Convertible Debentures outstanding. As a result of our spinoff of dELiA*s, Inc., each $1,000 principal amount of our Convertible Debentures is now convertible into 29.851 shares of our common stock and 59.702 shares of dELiA*s, Inc. common stock. Therefore, if the entire issuance were to be converted, we would be required to issue an aggregate of approximately 2,069 shares of our common stock and dELiA*s, Inc. would be required to issue an aggregate of approximately 4,137 shares of its common stock. We are responsible for paying interest on the entire face amount of the Convertible Debentures, and if not converted to common stock, are responsible entirely for the repayment of the Convertible Debentures. Accordingly, we are considering measures to reduce our outstanding debt and future interest payments.

Critical Accounting Policies and Estimates

During the first three months of fiscal 2006, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for fiscal 2005, for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

•	changes in business and economic conditions and other adverse conditions in our markets;

•	increased competition;

•	our inability to achieve and maintain profitability;

•	lack of future earnings;

•	inability to maintain quality and size of database;

•	our ability to protect or enforce our intellectual property or proprietary rights;

•	changes in consumer preferences;

•	events subsequent to the spinoff of dELiA*s, Inc. could materially affect our business;

•	volatility of stock price causing substantial declines;

•	our business may not grow in the future;

•	litigation that may have an adverse effect on the financial results or reputation of the Company;

•	reliance on third-party suppliers;

•	our ability to successfully implement our operating, marketing, acquisition and expansion strategies; and

•	natural disasters and terrorist attacks.

For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K for fiscal 2005 in Item 1A — Risk Factors.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We do not own any derivative financial instruments in our portfolio. Additionally, our Convertible Debentures were issued at a fixed interest rate of 5.375%. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

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

Item 1A.    Risk Factors

There have been no material changes to such risk factors since the filing of our Annual Report. See the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 for a discussion of the risk factors relating to our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not purchase any of its shares of common stock in the first quarter of fiscal 2006.

Item 3.    Defaults upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits

(a) Exhibits

10.1*	Alloy, Inc. Compensation Arrangements for Named Executive Officers.

10.2*	Alloy, Inc. Outside Director Compensation Arrangements for fiscal year ending January 31, 2007.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated June 8, 2006, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Gary J. Yusko, Chief Financial Officer, dated June 8, 2006, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ GARY J. YUSKO
Gary J. Yusko
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: June 8, 2006