Form 10-Q
period 2006-07-31
ALLOY  INC
filed 2006-08-29
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 18, 2006, the registrant had 12,419,971 shares of common stock, $.01 par value per share, outstanding, excluding 197,462 shares of treasury stock.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 31, 2006	January 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,175	$39,631
Marketable securities	16,898	1,200
Accounts receivable, net of allowance for doubtful accounts of $1,731 and $1,690, respectively	32,339	42,483
Inventory	5,082	2,974
Other current assets	4,597	4,877

Total current assets	86,091	91,165
Fixed assets	3,764	4,072
Goodwill	118,453	114,728
Intangible assets	7,868	7,006
Other assets	1,409	2,517

Total assets	$217,585	$219,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,268	$9,345
Amounts payable to dELiA*s	1,107	8,244
Deferred revenue	13,232	10,552
Accrued expenses and other current liabilities	16,626	15,972

Total current liabilities	37,233	44,113
Senior convertible debentures	69,300	69,300
Other long-term liabilities	875	891

Total liabilities	107,408	114,304

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding, 12,612 and 11,874, respectively	126	119
Additional paid-in capital	372,932	364,228
Deferred compensation	(4,742)	(539)
Accumulated deficit	(253,974)	(254,459)

	114,342	109,349
Less treasury stock, at cost; 197 shares	(4,165)	(4,165)

Total stockholders’ equity	110,177	105,184

Total liabilities and stockholders’ equity	$217,585	$219,488

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenue	$46,733	$46,071	$91,568	$89,295

Expenses:
Operating	40,344	38,602	80,247	76,819
General and administrative	3,443	3,684	7,618	7,421
Depreciation and amortization	679	1,332	1,698	3,090
Special charges	(43)	427	127	615

Total expenses	44,423	44,045	89,690	87,945

Operating income	2,310	2,026	1,878	1,350
Interest expense	(1,063)	(1,061)	(2,123)	(2,122)
Interest income and other	449	154	830	262

Income (loss) from continuing operations before income taxes	1,696	1,119	585	(510)
Income taxes	(50)	(17)	(100)	(66)

Income (loss) from continuing operations	1,646	1,102	485	(576)
Net loss from discontinued operations	—	(4,159)	—	(18,378)

Net income (loss)	1,646	(3,057)	485	(18,954)
Dividends on redeemable convertible preferred stock	—	(217)	—	(620)

Net income (loss) attributable to common stockholders	$1,646	$(3,274)	$485	$(19,574)

Income (loss) per basic share:
Continuing operations	$0.14	$0.10	$0.04	$(0.05)

Discontinued operations	—	$(0.37)	—	$(1.68)

Attributable to common stockholders	$0.14	$(0.29)	$0.04	$(1.79)

Income (loss) per diluted share:
Continuing operations	$0.13	$0.09	$0.04	$(0.05)

Discontinued operations	—	$(0.35)	—	$(1.68)

Attributable to common stockholders	$0.13	$(0.28)	$0.04	$(1.79)

Weighted average shares outstanding:
Basic	11,954	11,155	11,750	10,949

Diluted	12,551	11,765	12,409	10,949

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended July 31,
	2006	2005
	(Unaudited)
Net income (loss)	$485	$(18,954)
Less net loss from discontinued operations	—	(18,378)

Net income (loss) from continuing operations	485	(576)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	1,047	1,486
Amortization of debt issuance costs	256	256
Amortization of intangible assets	651	1,605
Compensation charge for restricted stock and issuance of options	1,205	139
Changes in operating assets and liabilities:
Accounts receivable, net	10,144	(6,537)
Other assets	(1,669)	(950)
Accounts payable, accrued expenses, and other	(239)	3,297
Net cash used in operating activities attributable to discontinued operations	—	(10,148)

Net cash provided by (used in) operating activities	11,880	(11,428)

Cash Flows from Investing Activities
Capital expenditures	(739)	(541)
Acquisition of companies	(155)	—
Purchases of marketable securities	(16,898)	(800)
Proceeds from the sales and maturity of marketable securities	1,200	4,363
Purchase of domain name / mailing list / marketing rights	(78)	(62)
Net cash provided by investing activities attributable to discontinued operations	—	9,768

Net cash (used in) provided by investing activities	(16,670)	12,728

Cash Flows from Financing Activities
Cash payment to dELiA*s pursuant to spinoff	(8,155)	—
Issuance of common stock	489	465
Repurchase of common stock	—	(66)
Net cash provided financing activities attributable to discontinued operations	—	3,844

Net cash (used in) provided by financing activities	(7,666)	4,243

Net change in cash and cash equivalents	(12,456)	5,543
Cash and cash equivalents:
Beginning of period (includes cash from discontinued operations of $0 and $4,528, respectively)	39,631	25,137

End of period	$27,175	$30,680

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

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform with the current presentation. The results of operations for the three and six-month periods ended July 31, 2006 and 2005 are not necessarily indicative of the operating results for a full fiscal year.

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

Net Earnings (Loss) Per Share — Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company excludes all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock, common

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

stock issuable upon conversion of the 5.375% Senior Convertible Debentures due August 1, 2023 and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted earnings (loss) per common share in cases where the inclusion of such securities would be antidilutive.

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the three and six-month periods ended July 31, 2006 and 2005:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Basic
Numerator:
Income (loss) from continuing operations	$1,646	$1,102	$485	$(576)

Denominator:
Weighted-average common shares	12,387	11,204	12,183	10,998
Weighted-average common shares subject to repurchase	(433)	(49)	(433)	(49)

	11,954	11,155	11,750	10,949

Income (loss) from continuing operations per basic share	$0.14	$0.10	$0.04	$(0.05)

Diluted
Numerator:
Income (loss) from continuing operations	$1,646	$1,102	$485	$(576)

Denominator:
Weighted-average common shares	11,954	11,155	11,750	10,949
Common stock equivalents	597	610	659	—

	12,551	11,765	12,409	10,949

Income (loss) from continuing operations per diluted share	$0.13	$0.09	$0.04	$(0.05)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company and are therefore not included in the calculation of the weighted-average shares outstanding for basic income (loss) per share.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share are detailed in the following table for the three and six-month periods ended July 31, 2006 and 2005:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Options and warrants to purchase common stock	1,429	2,343	989	2,385
Conversion of Series B redeemable convertible preferred stock	—	—	—	177
Conversion of 5.375% Convertible Debentures	2,069	2,069	2,069	2,069
Restricted stock	—	49	—	41

Total	3,498	4,461	3,058	4,672

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

The exercise prices (per share) of the options excluded were $10.84 - $32.24 for the three-month period ended July 31, 2006 and $11.80 - $32.24 for the six-month period ended July 31, 2006. Also excluded in both periods were warrants to purchase 280 shares of common stock with an average exercise price of $74.61.

Recently Issued Accounting Pronouncements

The following recent accounting pronouncements impact the Company’s financial statements as discussed below:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS No. 123R effective February 1, 2006, and has applied the modified prospective transition method in its adoption.

Previously reported financial statements will not be restated to reflect SFAS No. 123 disclosure amounts. As required by SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123, the Company has disclosed the effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS No. 123.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company, as of the beginning of the Company’s fiscal year ending January 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

2. Stock-Based Compensation

Effective February 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, the Company recognizes the unvested portion of the grant-date fair value of awards made prior to the adoption based on the fair values previously determined and prior period results have not been restated.

Prior to adopting SFAS No. 123R, the Company followed the disclosure-only provisions of SFAS No. 123. The Company applied APB No. 25 and, accordingly, did not recognize compensation expense for the stock option grants because the Company did not issue options at exercise prices below market value at the date of grant.

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended July 31, 2006 and 2005 was $459 and $84, respectively, of which $287 and $0,

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

respectively, were included in operating costs in the Statement of Operations and $172 and $84, respectively, were included in general and administrative expenses in the Statement of Operations. For the six-month periods ended July 31, 2006 and 2005, the total stock-based compensation expense was $1,205 and $139, respectively, of which $748 and $0, respectively, were included in operating costs in the Statement of Operations and $457 and $139, respectively, were included in general and administrative expenses in the Statement of Operations.

As a result of adopting SFAS No. 123R, income from continuing operations before income taxes for the three and six-month periods ended July 31, 2006 was $174 and $610, respectively, lower than if it had continued to account for the share-based compensation under APB No. 25.

The following table reflects the effect on net income (loss) from continuing operations and net income (loss) per share from continuing operations if the Company had adopted the fair value provisions of SFAS No. 123 in the first quarter of fiscal 2005:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Net income (loss) from continuing operations	$1,102	$(576)
Option expense	(950)	(2,182)

Net income (loss) from continuing operations after option expense	$152	$(2,758)

Basic and diluted income (loss) per share:
Net income (loss) from continuing operations	$0.09	$(0.05)

Net income (loss) from continuing operations after option expense	$0.01	$(0.25)

If the Company had applied the fair market value provisions of SFAS No. 123 to discontinued operations, an incremental expense of $178 and $409 would have been recognized in the three and six-month periods ended July 31, 2005, respectively.

The weighted-average fair value of each option as of the grant date was $5.00 and $5.19 for the six months ended July 31, 2006 and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended July 31, 2006	Year Ended January 31, 2006
Risk-free interest rate	4.99%	3.63%
Expected lives (in years)	4.6	5.0
Expected volatility	53.3%	68.0%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

The following is a summary of stock option activity for the six-month period ended July 31, 2006:

	Options Outstanding	Weighted-Average Exercise Price	Average Per Share Market Price
Outstanding at January 31, 2006	1,542	$13.49	$11.24
Granted	470	11.57	10.59
Exercised	(58)	8.72	12.79
Cancelled	(169)	15.95	N/A

Outstanding at July 31, 2006	1,785	12.92	$9.88

Exercisable at July 31, 2006	961	$15.36

The total intrinsic value of options exercised during the six-month period ended July 31, 2006 was $235.

Restricted Stock

The Company has awarded restricted shares of common stock to directors and certain employees. The awards have restriction periods tied to employment and vest over periods ranging from three to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. In the three-month period ended July 31, 2006, the Company awarded 56 restricted shares with a weighted-average life of 2.9 years and a fair market value of $590.

Unearned compensation expense related to restricted stock grants at July 31, 2006 was $4,742. The expense is expected to be recognized over a weighted-average period of approximately 4.5 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended July 31, 2006 and 2005 was $285 and $84, respectively. For the six-month periods ended July 31, 2006 and 2005, total compensation expense attributable to restricted stock grants was $595 and $139, respectively.

The following is a summary of restricted stock activity for the six-month period ended July 31, 2006:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2006	47	$23.24
Granted	403	11.91
Vested	(17)	22.87
Forfeited	—	—

Unvested at July 31, 2006	433	$12.76

At July 31, 2006, there were 280 warrants outstanding and exercisable with an average exercise price of $74.61 per share and a weighted average contractual term of 5.4 years.

3. Discontinued Operations

In June 2005, the Company sold DCR and on December 19, 2005, it completed the spinoff of dELiA*s, Inc. to its shareholders. Accordingly, these operations are presented as discontinued operations in the Company’s Consolidated Financial Statements for the three and six months ended July 31, 2005.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

In the three months ended April 30, 2006, the Company recorded a $686 adjustment to the distribution to dELiA*s, Inc. stockholders. The adjustment resulted from the transfer of prepaid assets to dELiA*s, Inc. related to a multi-year directors and officers insurance policy that was acquired in September 2003 in conjunction with the Company’s acquisition of dELiA*s, Corp.

4. Acquisitions

On March 28, 2006, the Company completed the acquisition of all the outstanding stock of Sconex, Inc., a social networking community for high school students. The Company agreed to pay approximately $6,100 in stock and future minimum earn-out payments. The Company issued to Sconex shareholders 274 of its shares valued at approximately $12.79 a share, or $3,500. Sconex shareholders are also eligible to receive a minimum earn-out payment of approximately $2,600 based upon Sconex’s twelve-month financial performance commencing on April 1, 2006. The earn-out will be in the form of stock, cash, or a combination of both. A portion of the minimum earn-out payment (39%) is contingent upon the future employment of certain former Sconex shareholders. As a result, the contingent portion of the earn-out will not be recorded until such time as the earn-out is finalized. Upon finalizing the earn-out, such amount will be recorded as goodwill. In addition to the amounts paid and to be paid to the Sconex shareholders, the Company incurred costs directly related to the acquisition of approximately $295 and acquired net assets with a value of approximately $175.

The Company has made a preliminary allocation of purchase price based on the assets acquired and liabilities assumed. The excess of purchase price over the fair value of tangible and identifiable intangible net assets will be allocated to goodwill. The Company expects to finalize the allocation of the purchase price when the final earn-out payment is determined. Based on the Company’s preliminary allocation (excluding the contingent portion of the earn-out), $1,435 was allocated to identifiable intangible assets with an average life of 4.4 years and $3,776 was allocated to goodwill.

5. Goodwill and Intangible Assets

Changes in the book value of goodwill by segment for the six months ended July 31, 2006 were as follows:

	January 31, 2006	Acquisitions	Adjustments	July 31, 2006
Promotions	$23,414	—	—	$23,414
Media	65,476	$3,776	$(51)	69,201
Placement	25,838	—	—	25,838

Total	$114,728	$3,776	$(51)	$118,453

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

The Company’s intangible assets and related accumulated amortization were as follows:

	Gross	Accumulated Amortization	Net
At July 31, 2006:
Intangible assets subject to amortization:
Client relationships	$9,861	$7,518	$2,343
Noncompetition agreements	4,245	3,559	686
Websites	1,650	1,407	243
Mailing lists	304	133	171

Total intangible assets subject to amortization	16,060	12,617	3,443
Trademarks	4,425	—	4,425

	$20,485	$12,617	$7,868

At January 31, 2006:
Intangible assets subject to amortization:
Client relationships	$9,411	$7,139	$2,272
Noncompetition agreements	3,570	3,476	94
Websites	1,450	1,273	177
Mailing lists	234	86	148

Total intangible assets subject to amortization	14,665	11,974	2,691
Trademarks	4,315	—	4,315

	$18,980	$11,974	$7,006

6. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business as primarily Placement receivables are normally invoiced in the month following the completion of the earnings process. At July 31, 2006 and January 31, 2006, accounts receivable included approximately $4,045 and $6,880, respectively, of unbilled receivables.

7. Detail of Certain Balance Sheet Accounts

	July 31, 2006	January 31, 2006
Accrued expenses & other current liabilities
Deferred acquisition costs	$3,269	$1,513
Accrued compensation and sales commissions	4,412	5,043
Other	8,945	9,416

	$16,626	$15,972

8. Special Charges

Included in special charges for the three months ended July 31, 2006 and 2005 was a benefit of $43 and an expense of $427, respectively, for costs incurred related to the spinoff of dELiA*s, Inc. Special charges for the six months ended July 31, 2006 and 2005 included $127 and $615, respectively, of spinoff costs.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

9. Common Stock

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. Alloy has repurchased 150 shares for approximately $2,984 under this plan through July 31, 2006. No shares were repurchased in the three-month period ended July 31, 2006.

10. Convertible Senior Debentures

At July 31, 2006, the Company had $69,300 of long-term debt outstanding attributable to its 5.375% Senior Convertible Debentures. The fair value of the Convertible Debentures is estimated based on quoted market prices. At July 31, 2006, the fair value of the Convertible Debentures was approximately $65,269.

11. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Revenue:
Promotion	$26,120	$24,937	$43,371	$44,479
Media	11,132	10,312	24,224	19,403
Placement	9,481	10,822	23,973	25,413

Total revenue	$46,733	$46,071	$91,568	$89,295

Operating income (loss):
Promotion	$2,408	$3,240	$2,001	$3,779
Media	1,880	1,536	3,213	1,851
Placement	371	125	2,035	1,293
Corporate	(2,349)	(2,875)	(5,371)	(5,573)

Total operating income	$2,310	$2,026	$1,878	$1,350

Depreciation and amortization:
Promotion	$166	$230	$381	$694
Media	310	617	896	1,406
Placement	9	232	19	467
Corporate	194	253	402	523

Total depreciation and amortization	$679	$1,332	$1,698	$3,090

Capital expenditures:
Promotion	$61	$52	$118	$78
Media	127	78	176	184
Placement	—	79	—	79
Corporate	48	133	445	200

Total capital expenditures	$236	$342	$739	$541

Stock-based compensation:
Promotion	$75	$10	$222	$20
Media	191	12	459	28
Placement	19	—	52	—
Corporate	174	62	472	91

Total stock-based compensation	$459	$84	$1,205	$139

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

	At July 31, 2006	At January 31, 2006
Total assets:
Promotion	$13,951	$37,356
Media	28,281	89,604
Placement	(9,526)	44,318
Corporate	184,879	48,210

Total assets	$217,585	$219,488

Included in Promotion revenue for the three-month periods ended July 31, 2006 and 2005 is $14,837 and $12,419, respectively, of revenue related to product sales. The related cost of goods sold was $5,199 and $4,131, respectively. Promotion revenue for the six-month periods ended July 31, 2006 and 2005 included $19,582 and $17,108, respectively, of revenue related to product sales. The related cost of goods sold was $6,374 and $5,284, respectively.

12. Supplemental Cash Flow and Other Information

Supplemental information on cash flows is summarized as follows:

	Six Months Ended July 31,
	2006	2005
Cash paid for:
Interest	$1,866	$1,866
Income taxes	436	36
Non-cash investing and financing activities:
Issuance of common stock in conjunction with acquisitions	3,500	—

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

Three Months Ended July 31, 2006 Compared with Three Months Ended July 31, 2005

Revenue

Revenues for each business segment for the three months ended July 31, 2006 and 2005 were as follows:

	Three Months Ended July 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Promotion	$26,120	55.9%	$24,937	54.1%
Media	11,132	23.8	10,312	22.4
Placement	9,481	20.3	10,822	23.5

	$46,733	100.0%	$46,071	100.0%

Revenue for the second quarter of the fiscal year ended January 31, 2007 (“fiscal 2006”) increased $662, or 1.4%, compared with the second quarter of the fiscal year ended January 31, 2006 (“fiscal 2005”). The increase was attributable to strength in our Promotion and Media segments, in which revenue increased by $1,183 and $820, respectively, partially offset by a $1,341 decrease in Placement segment revenue.

Promotion segment revenue in the second quarter of 2006 increased 4.7% compared with the second quarter of fiscal 2005. The increase was attributable to higher on-campus marketing sales ($2,418), partially offset by a decrease in mall marketing revenue as a result of terminating the program.

In the second quarter of fiscal 2006, Media segment revenue increased 8.0% compared with the same period of fiscal 2005. The increase was principally attributable to an approximate $600 increase in out-of-home and interactive revenue and a $800 increase in entertainment, education and print revenues, partially offset by the non-recurrence of royalty revenue attributable to the second quarter 2005 release of The Sisterhood of the Traveling Pants movie.

The second quarter 2006 decrease in Placement segment revenue was principally attributable to lower multicultural and military newspaper revenue.

Expenses

Operating costs

Operating costs for the three months ended July 31, 2006 and 2005 were as follows:

	Three Months Ended July 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$19,571	48.5%	$18,936	49.1%
Selling expenses	14,211	35.2	13,399	34.7
Other operating costs	6,562	16.3	6,267	16.2

	$40,344	100.0%	$38,602	100.0%

Operating costs increased $1,742, or 4.5%, to $40,344 for the three months ended July 31, 2006 from $38,602 for the three months ended July 31, 2005. The increase in the second quarter of fiscal 2006 was principally attributable to (i) an increase in selling expenses attributable to higher commission and marketing costs (approximately $500), (ii) higher stock-based compensation expense ($287), (iii) higher product costs resulting from higher on-campus marketing sales (approximately $1,100), higher permits ($400) and shipping expenses ($300), and (iv) costs attributable to our March 2006 acquisition of Sconex, partially offset by the effects of lower placement expenses ($700) and a fiscal 2005 cost reduction program.

General and administrative

General and administrative expenses decreased $241, or 6.5%, to $3,443 for the three months ended July 31, 2006 from $3,684 for the comparable period of fiscal 2005. The second quarter 2006 decrease was principally attributable to a decrease in professional fees and insurance costs, partially offset by higher non-cash stock-based compensation expense ($88) and personnel costs.

Depreciation and amortization

Depreciation and amortization decreased $653, or 49.0%, to $679 for the three months ended July 31, 2006 from $1,332 for the same quarter of fiscal 2005. The decrease in the quarter was principally attributable to lower amortization of intangible assets and lower depreciation and amortization of fixed assets as more assets became fully depreciated.

Income from Operations

Operating income (loss) for each business segment for the three months ended July 31, 2006 and 2005 was as follows:

	Three Months Ended July 31,
	2006	2005
Promotion	$2,408	$3,240
Media	1,880	1,536
Placement	371	125
Corporate	(2,349)	(2,875)

Total operating income from continuing operations	$2,310	$2,026

Income from operations increased $284, or 14.0%, to $2,310 for the three months ended July 31, 2006 from $2,026 for the three months ended July 31, 2005. The increase is primarily attributable to lower depreciation and amortization and special charges, partially offset by higher stock-based compensation expense ($375).

The Promotion segment operating income decreased $832 to $2,408 for the three months ended July 31, 2006 from $3,240 for the three months ended July 31, 2005. The decrease was primarily attributable to the termination of a mall marketing sponsorship program and higher sampling costs (approximately $400), lower profitability on several promotion contractual relationships and expenses attributable to stock-based compensation, partially offset by higher on-campus marketing profitability as a result of expanding product offerings and lower depreciation and amortization expense.

The Media segment operating income increased $344, or 22.4%, to $1,880 for the three months ended July 31, 2006 from $1,536 for the three months ended July 31, 2005. The improvement in operating income is primarily attributable to higher operating profitability and lower depreciation and amortization, partially offset by higher stock-based compensation expense ($179) and the non-recurrence of royalty revenue attributable to the second quarter 2005 release of The Sisterhood of the Traveling Pants movie.

The Placement segment operating income increased $246, or 196.8%, to $371 for the three months ended July 31, 2006 from $125 for the three months ended July 31, 2005. The second quarter improvement was principally attributable to lower depreciation and amortization ($223) and a reduction in operating costs in our newspaper business.

The Corporate segment operating loss decreased $526, or 18.3%, to $2,349 for the three months ended July 31, 2006 from $2,875 for the three months ended July 31, 2005. The decrease in operating loss was principally attributable to lower legal and insurance expenses, partially offset by higher stock-based compensation expense ($112).

Net Interest Expense

Net interest expense decreased $293, or 32.3%, to $614 for the second quarter of fiscal 2006 from $907 for the second quarter of fiscal 2005. The decrease is attributable to higher cash balances and higher interest rates earned on those investments.

Income Taxes

Income tax expense for the second quarter of fiscal 2006 and 2005 was $50 and $17, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for both periods are primarily attributable to state taxes.

Income from Continuing Operations

Income from continuing operations in the second quarter of fiscal 2006 increased $544, or 49.4%, to $1,646 ($0.13 per diluted share) from $1,102 ($0.09 per diluted share) for the three months ended July 31, 2005. The increase in the fiscal 2006 quarter was principally attributable to higher operating and interest income.

Net Income (Loss)

Net income increased $4,703 to $1,646 for the three months ended July 31, 2006 from a loss of $3,057 for the three months ended July 31, 2005. The increase is principally related to the Company’s fiscal 2005 spinoff of dELiA*s, Inc.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders increased $4,920 to $1,646 ($0.13 per diluted share) for the three months ended July 31, 2006 from a net loss of $3,274 ($0.28 per diluted share) for the three months ended July 31, 2005. The difference between net income attributed to common stockholders for the three months ended July 31, 2006 and net loss attributed to common stockholders for the same period in 2005, is non-cash dividends related to our Series B redeemable convertible preferred stock, all of which was fully converted to our common stock in June 2005.

Weighted-Average Shares

Basic

Basic weighted-average shares outstanding for the second quarter of fiscal 2006 increased 799, or 7.2%, to 11,954 from 11,155 for the same quarter of fiscal 2005. The increase in fiscal 2006 was principally attributable to the conversion to common stock of our Series B redeemable convertible preferred stock in June 2005.

Diluted

Diluted weighted-average shares outstanding for the second quarter of fiscal 2006 increased 786, or 6.7%, to 12,551 from 11,765 for the same quarter of fiscal 2005. The increase in fiscal 2006 was principally attributable to the conversion to common stock of our Series B redeemable convertible preferred stock in June 2005.

Six Months Ended July 31, 2006 Compared with Six Months Ended July 31, 2005

Revenue

Revenue for each business segment for the six months ended July 31, 2006 and 2005 were as follows:

	Six Months Ended July 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Promotion	$43,371	47.4%	$44,479	49.8%
Media	24,224	26.4	19,403	21.7
Placement	23,973	26.2	25,413	28.5

	$91,568	100.0%	$89,295	100.0%

Revenue for the six-month period ending July 31, 2006 increased $2,273, or 2.5%, compared with the six-month period ending July 31, 2005. The increase was attributable to strength in our Media segment, in which revenue increased by $4,821, partially offset by a $1,108 decrease in Promotion segment revenue and a $1,440 decrease in Placement segment revenue.

Promotion segment revenue in the first quarter of 2006 decreased 2.5% compared with the first half of fiscal 2005. The decrease was attributable to the termination of a mall marketing sponsorship program and lower sponsorship revenue (approximately $3,600), partially offset by increased on-campus marketing sales ($2,474).

In the first six months of fiscal 2006, Media segment revenue increased 24.8% compared with the same period of fiscal 2005. The increase was principally attributable to an approximate $4,100 increase in out-of-home and interactive revenue and a $1,300 increase in entertainment, education and print revenues, partially offset by the non-recurrence of royalty revenue attributable to the second quarter 2005 release of The Sisterhood of the Traveling Pants movie.

Placement segment revenue decreased 5.7% in the first half of fiscal 2006 from the same period in fiscal 2005, primarily a result of lower multicultural and military newspaper revenue in the Company’s second quarter of fiscal 2006.

We expect our revenue in fiscal 2006 to increase compared with fiscal 2005, resulting primarily from the expansion of our Media segment and improvements to our product and service offerings.

Expenses

Operating costs

Operating costs for the six months ended July 31, 2006 and 2005 were as follows:

	Six Months Ended July 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$40,383	50.3%	$39,001	50.8%
Selling expenses	26,742	33.3	25,131	32.7
Other operating costs	13,122	16.4	12,687	16.5

	$80,247	100.0%	$76,819	100.0%

Operating costs increased $3,428, or 4.5%, to $80,247 for the six months ended July 31, 2006 from $76,819 for the six months ended July 31, 2005. The increase in the first half of fiscal 2006 was principally attributable to (i) an increase in selling expenses attributable to higher incentive compensation ($235), (ii) higher stock-based compensation expense ($748), (iii) higher advertising ($800), permits ($753) and shipping expenses ($486), and (iv) costs attributable to our March 2006 acquisition of Sconex, partially offset by the effects of a fiscal 2005 cost reduction program and lower bad debt expense ($299).

We currently anticipate that operating costs will increase in fiscal 2006 compared with fiscal 2005 due to additional investments in our media assets, normal recurring contractual cost increases, personnel increases, variable costs attributable to increasing our Promotion and Placement segments’ revenue, and as a result of higher stock-based compensation expense.

General and administrative

General and administrative expenses increased $197, or 2.7%, to $7,618 for the six months ended July 31, 2006 from $7,421 for the comparable period of fiscal 2005. The increase in the first half of fiscal 2006 was principally attributable to higher non-cash stock-based compensation expense ($381), and personnel expenses, partially offset by a decrease in professional fees and insurance costs.

We anticipate that general and administrative expenses will increase in fiscal 2006 compared with fiscal 2005 due to higher personnel compensation and stock-based compensation.

Depreciation and amortization

Depreciation and amortization decreased $1,392, or 45.0%, to $1,698 for the six months ended July 31, 2006 from $3,090 for the same period of fiscal 2005. The decrease in the quarter was principally attributable to lower amortization of intangible assets and lower depreciation and amortization of fixed assets as more assets became fully depreciated.

We currently anticipate that depreciation and amortization will decrease in fiscal 2006 compared with fiscal 2005, because more of our fixed assets became fully depreciated and additional amortization expense resulting from our March 2006 acquisition of Sconex, Inc. will be lower than initially anticipated based on completing a valuation of the assets acquired.

Special charges

Special charges are comprised of costs incurred related to the spinoff of dELiA*s, Inc. in both periods.

Income from Operations

Operating income (loss) for each business segment for the six months ended July 31, 2006 and 2005 were as follows:

	Six Months Ended July 31,
	2006	2005
Promotion	$2,001	$3,779
Media	3,213	1,851
Placement	2,035	1,293
Corporate	(5,371)	(5,573)

Total operating income from continuing operations	$1,878	$1,350

Income from operations increased $528, or 39.1%, to $1,878 for the six months ended July 31, 2006 from $1,350 for the six months ended July 31, 2005. The increase is primarily attributable to lower depreciation and amortization and special charges, partially offset by higher stock-based compensation expense ($1,066).

The Promotion segment operating income decreased $1,778 to $2,001 for the six months ended July 31, 2006 from $3,779 for the six months ended July 31, 2005. The decrease was primarily attributable to the termination of a mall marketing sponsorship program, lower sales in our spring break promotion, lower profitability on several promotion contractual relationships and higher expenses attributable to stock-based compensation ($202), partially offset by lower depreciation and amortization ($313).

The Media segment operating income increased $1,362, or 73.6%, to $3,213 for the six months ended July 31, 2006 from $1,851 for the six months ended July 31, 2005. The improvement in operating income is primarily attributable to higher operating profitability and lower depreciation and amortization ($510), partially offset by higher stock-based compensation expense ($431) and the non-recurrence of royalty revenue attributable to the second quarter 2005 release of The Sisterhood of the Traveling Pants movie.

The Placement segment operating income increased $742, or 57.4%, to $2,035 for the six months ended July 31, 2006 from $1,293 for the six months ended July 31, 2005. The improvement was principally attributable to lower depreciation and amortization ($448) and a reduction in operating costs in our newspaper business, partially offset by higher stock-based compensation expense ($52).

The Corporate segment operating loss decreased $202, or 3.6%, to $5,371 for the six months ended July 31, 2006 from $5,573 for the six months ended July 31, 2005. The decrease in operating loss was principally attributable to lower special charges partially offset by higher stock-based compensation expense ($381).

We currently anticipate that operating income from continuing operations will increase in fiscal 2006 due to higher revenue, lower depreciation and amortization and the lower special charges, partially offset by higher operating costs and expenses for stock-based compensation.

Net Interest Expense

Net interest expense decreased $567, or 30.5%, to $1,293 for the first half of fiscal 2006 from $1,860 for the first half of fiscal 2005. The decrease is attributable to higher cash balances and higher interest rates earned on those investments.

Income Taxes

Income tax expense for the first half of fiscal 2006 and 2005 was $100 and $66, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for both periods are primarily attributable to state taxes.

Income (Loss) from Continuing Operations

Income from continuing operations in the first half of fiscal 2006 increased $1,061 to $485 ($0.04 per diluted share) from a loss of $576 ($0.05 per diluted share) for the six months ended July 31, 2005. The decrease in fiscal 2006 was principally attributable to higher operating and interest income.

Net Income (Loss)

Net income increased $19,439 to $485 for the six months ended July 31, 2006 from a net loss of $18,954 for the six months ended July 31, 2005. The increase is principally related to our fiscal 2005 spinoff of dELiA*s, Inc.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders increased $20,059 to $485 ($0.04 per diluted share) for the six months ended July 31, 2006 from a net loss of $19,574 ($1.79 per diluted share) for the six months ended July 31, 2005. The difference between net income attributed to common stockholders for the six months ended July 31, 2006 and net loss attributed to common stockholders for the same period in 2005 is non-cash dividends related to our Series B redeemable convertible preferred stock, all of which was converted to our common stock in June 2005.

Weighted-Average Shares

Basic

Basic weighted-average shares outstanding for the first half of fiscal 2006 increased 801, or 7.3%, to 11,750 from 10,949 for the first half of fiscal 2005. The increase in fiscal 2006 was principally attributable to the conversion to common stock of our Series B redeemable convertible preferred stock in June 2005.

Diluted

Diluted weighted-average shares outstanding for the first half of fiscal 2006 increased 1,460, or 13.3%, to 12,409 from 10,949 for the first half of fiscal 2005. The increase in fiscal 2006 was principally attributable to common stock equivalents being excluded from the first half fiscal 2005 computation as the inclusion of those shares would be anti-dilutive.

Liquidity and Capital Resources

We continually project our anticipated cash requirements, which include working capital needs, potential acquisitions, and interest payments. Funding requirements are financed primarily through the sale of equity, equity-linked and debt securities or through our operations.

At July 31, 2006, our principal sources of liquidity were our cash and cash equivalents of $27,175 and marketable securities of $16,898 — an increase of $3,242 from January 31, 2006. We believe that our sources of liquidity are adequate to fund ongoing operating requirements. However, if our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash provided by operating activities was $11,880 for the first half of fiscal 2006 compared with net cash used by operating activities of $11,428 for the first half of fiscal 2005. Excluding the effect of cash used by discontinued operations in the first six months of fiscal 2005, net cash used by operating activities in fiscal 2005 was $1,280, thereby resulting in an increase in cash provided by operating activities of $13,160 in fiscal 2006 from the adjusted fiscal 2005 amount. The increase in cash provided by operating activities excluding discontinued operations was primarily attributable to a reduction in accounts receivable.

Cash used in investing activities was approximately $16,670 in the first six months of fiscal 2006 compared with cash provided by investing activities of $2,960 (excluding net cash provided by investing activities by discontinued operations) in the first six months of fiscal 2005. The use in the six months ended July 31, 2006 was principally attributable to the purchase of marketable securities. Capital expenditures increased $198, or 36.6%, to $739 in the first half of fiscal 2006 compared with $541 in the first half of fiscal 2005. Excluding our cash needs to complete acquisitions of companies, we do not spend significant amounts of cash on fixed assets and accordingly, we expect our ongoing capital expenditures to be in the range of $1,000 - $1,500 on an annual basis. However, due to a planned renovation of our New York office space, we expect capital expenditures for the current year to approximate $2,000.

Net cash used by financing activities (excluding discontinued operations) increased due to the payment of amounts owed dELiA*s, Inc. as a result of the spinoff in December 2005.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock and $5,000 of our Convertible Debentures. As of July 31, 2006, our unused repurchase authorization for our common stock was approximately $7,016. No shares of common stock were repurchased in the first six months of fiscal 2006. As of July 31, 2006, we have not repurchased any of our Convertible Debentures.

At July 31, 2006, we had $69,300 of Convertible Debentures outstanding. As a result of our spinoff of dELiA*s, Inc., each $1,000 principal amount of our Convertible Debentures is now convertible into 29.851 shares of our common stock and 59.702 shares of dELiA*s, Inc. common stock. Therefore, if the entire issuance were to be converted, we would be required to issue an aggregate of approximately 2,069 shares of our common stock and dELiA*s, Inc. would be required to issue an aggregate of approximately 4,137 shares of its common stock. We are responsible for paying interest on the entire face amount of the Convertible Debentures, and if not converted to common stock, are responsible entirely for the repayment of the Convertible Debentures. Accordingly, we are committed to taking measures to reduce our outstanding debt and future interest payments. If the Company pays additional consideration to holders upon conversion of the Debentures to common stock, such consideration will be charged to expense in the period it is paid to the holders. Any gain, which may result from extinguishment of the debt (before considering any additional consideration to be paid), will be recorded as an adjustment to stockholders’ equity.

Critical Accounting Policies and Estimates

During the first six months of fiscal 2006, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for fiscal 2005, for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

•	changes in business and economic conditions and other adverse conditions in our markets;

•	increased competition;

•	our inability to achieve and maintain profitability;

•	lack of future earnings;

•	inability to maintain quality and size of database;

•	our ability to protect or enforce our intellectual property or proprietary rights;

•	changes in consumer preferences;

•	events subsequent to spinoff of dELiA*s, Inc. could materially affect business;

•	volatility of stock price causing substantial declines;

•	our business may not grow in the future;

•	litigation that may have an adverse effect on the financial results or reputation of the Company;

•	reliance on third-party suppliers;

•	our ability to successfully implement our operating, marketing, acquisition and expansion strategies; and

•	natural disasters and terrorist attacks.

For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 in Item 1A — Risk Factors.

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

Item 1A.    Risk Factors.

There have been no material changes to such risk factors since the filing of our Annual Report. See the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 for a discussion of risk factors relating to our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities.

The Company did not purchase any of its shares of common stock in the first six months of fiscal 2006.

Item 3.    Defaults upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders (the “2006 Annual Meeting”) on July 27, 2006. At the 2006 Annul Meeting, our stockholders voted in favor of the proposal to elect Peter M. Graham, Anthony N. Fiore and Matthew L. Feshbach as directors to serve until the Annual Meeting of Stockholders to be held in 2009 and until their successors are duly elected and qualified, with 9,774,102 votes cast for and 891,849 votes withheld or abstentions for Mr. Graham; with 9,773,902 votes cast for and 892,049 votes withheld or abstentions for Mr. Fiore; and with 9,769,000 votes cast for and 896,951votes withheld or abstentions for Mr. Feshbach. The term of each of the other directors of the Company, namely, Matthew C. Diamond, Samuel A. Gradess, Jeffrey Hollender, James K. Johnson, Jr., and Edward A. Monnier, continued after the 2006 Annual Meeting. Also, at the 2006 Annual Meeting, our stockholders voted to ratify and confirm the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending January 31, 2007, with 10,589,468 votes for, 72,293 votes against and 4,189 abstentions on the proposal.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

(a) Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ GARY J. YUSKO
Gary J. Yusko Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 29, 2006

EXHIBIT INDEX

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	*	Certification of Matthew C. Diamond, Chief Executive Officer, dated August 29, 2006, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Gary J. Yusko, Chief Financial Officer, dated August 29, 2006, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith