Form 10-Q
period 2006-10-31
ALLOY  INC
filed 2006-12-01
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 22, 2006, the registrant had 14,160,405 shares of common stock, $.01 par value per share, outstanding, excluding 197,462 shares of treasury stock.

ALLOY, INC.

Item 1. Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 31, 2006	January 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,293	$39,631
Marketable securities	21,080	1,200
Accounts receivable, net of allowance for doubtful accounts of $2,191 and $1,690, respectively	46,869	42,483
Other current assets	7,390	7,851

Total current assets	83,632	91,165
Fixed assets	4,008	4,072
Goodwill	118,453	114,728
Intangible assets	8,683	7,006
Other assets	373	2,517

Total assets	$215,149	$219,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,287	$9,345
Amounts payable to dELiA*s	1,432	8,244
Deferred revenue	11,964	10,552
Accrued expenses and other current liabilities	17,927	15,972

Total current liabilities	40,610	44,113
Senior convertible debentures	12,667	69,300
Other long-term liabilities	867	891

Total liabilities	54,144	114,304

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding, 14,344 and 11,874 shares, respectively	144	119
Additional paid-in capital	426,106	363,689
Accumulated deficit	(261,033)	(254,459)

	165,217	109,349
Less treasury stock, at cost; 197 and 194 shares, respectively	(4,212)	(4,165)

Total stockholders’ equity	161,005	105,184

Total liabilities and stockholders’ equity	$215,149	$219,488

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenue	$63,679	$62,818	$155,247	$152,113

Expenses:
Operating	49,600	50,346	129,847	127,165
General and administrative	3,852	3,508	11,470	10,929
Depreciation and amortization	771	958	2,469	4,048
Special charges	—	1,538	127	2,153

Total expenses	54,223	56,350	143,913	144,295

Operating income	9,456	6,468	11,334	7,818
Interest expense	(751)	(1,060)	(2,874)	(3,182)
Debt conversion expense	(15,835)	—	(15,835)	—
Interest income and other	446	285	1,276	547

Income (loss) from continuing operations before income taxes	(6,684)	5,693	(6,099)	5,183
Income taxes	(375)	(137)	(475)	(203)

Income (loss) from continuing operations	(7,059)	5,556	(6,574)	4,980
Net income (loss) from discontinued operations	—	1,675	—	(16,703)

Net income (loss)	(7,059)	7,231	(6,574)	(11,723)
Dividends on redeemable convertible preferred stock	—	—	—	(620)

Net income (loss) attributable to common stockholders	$(7,059)	$7,231	$(6,574)	$(12,343)

Income (loss) per basic share:
Continuing operations	$(0.55)	$0.48	$(0.54)	$0.45

Discontinued operations	—	$0.14	—	$(1.50)

Attributable to common stockholders	$(0.55)	$0.62	$(0.54)	$(1.11)

Income (loss) per diluted share:
Continuing operations	$(0.55)	$0.47	$(0.54)	$0.44

Discontinued operations	—	$0.14	—	$(1.48)

Attributable to common stockholders	$(0.55)	$0.62	$(0.54)	$(1.09)

Weighted average shares outstanding:
Basic	12,731	11,589	12,079	11,165

Diluted	12,731	11,717	12,079	11,312

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended October 31,
	2006	2005
	(Unaudited)
Net loss	$(6,574)	$(11,723)
Less net loss from discontinued operations	—	(16,703)

Net income (loss) from continuing operations	(6,574)	4,980
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	1,532	2,077
Amortization of debt issuance costs and other	1,280	382
Amortization of intangible assets	939	1,972
Compensation charge for restricted stock and issuance of options	2,052	223
Debt conversion payments	14,896	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,386)	(18,388)
Other assets	732	(237)
Accounts payable, accrued expenses, and other	2,954	13,117
Net cash used in operating activities attributable to discontinued operations	—	(7,785)

Net cash provided by (used in) operating activities	13,425	(3,659)

Cash Flows from Investing Activities
Capital expenditures	(1,467)	(726)
Acquisition of companies	(1,055)	—
Purchases of marketable securities	(21,080)	(1,600)
Proceeds from the sales and maturity of marketable securities	1,200	6,369
Purchase of domain name / mailing list / marketing rights	(106)	(105)
Net cash provided by investing activities attributable to discontinued operations	—	3,895

Net cash provided by (used in) investing activities	(22,508)	7,833

Cash Flows from Financing Activities
Cash payment to dELiA*s pursuant to spinoff	(8,155)	—
Cash payments for debt conversion expense	(14,896)	—
Issuance of common stock	843	552
Repurchase of common stock	(47)	(66)
Net cash provided by financing activities attributable to discontinued operations	—	6,898

Net cash provided by (used in) financing activities	(22,255)	7,384

Net change in cash and cash equivalents	(31,338)	11,558

Cash and cash equivalents:
Beginning of period (includes cash from discontinued operations of $0 and $4,528, respectively)	39,631	25,137

End of period	$8,293	$36,695

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. Business and Financial Statement Presentation

Alloy, Inc. (the “Company”) is a non-traditional media and marketing services company that primarily targets the demographic segment comprising persons in the United States between the ages of 10 and 24. The Company operates its business through three operating segments - Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products are promotional in nature and includes the Alloy Marketing and Promotion business, the on-campus marketing unit, and the mall marketing and sampling divisions. The Media segment is comprised of Company-owned entertainment media assets, including the out-of-home, Internet, database, specialty print and entertainment businesses. The Placement segment is made up of businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, and college guides, giving the Company significant reach into its target demographic audience and providing its advertising clients with significant exposure to the youth market.

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

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform with the current presentation. The results of operations for the three and nine-month periods ended October 31, 2006 and 2005 are not necessarily indicative of the operating results for a full fiscal year.

Use of Estimates – The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Earnings (Loss) Per Share—Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company excludes all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock, common stock issuable upon conversion of the 5.375% Senior Convertible Debentures due August 1, 2023 and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted earnings (loss) per common share in cases where the inclusion of such securities would be antidilutive.

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the three and nine-month periods ended October 31, 2006 and 2005:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Basic
Numerator:
Income (loss) from continuing operations	$(7,059)	$5,556	$(6,574)	$4,980
Denominator:
Weighted-average common shares	13,162	11,638	12,510	11,214
Weighted-average common shares subject to repurchase	(431)	(49)	(431)	(49)

	12,731	11,589	12,079	11,165

Income (loss) from continuing operations per basic share	$(0.55)	$0.48	$(0.54)	$0.45

Diluted
Numerator:
Income (loss) from continuing operations	$(7,059)	$5,556	$(6,574)	$4,980
Denominator:
Weighted-average common shares	12,731	11,589	12,079	11,165
Common stock equivalents	—	128	—	147

	12,731	11,717	12,079	11,312

Income (loss) from continuing operations per diluted share	$(0.55)	$0.47	$(0.54)	$0.44

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company and are therefore not included in the calculation of the weighted-average shares outstanding for basic income (loss) per share.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share are detailed in the following table for the three and nine-month periods ended October 31, 2006 and 2005:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Options and warrants to purchase common stock	2,063	2,255	2,063	2,360
Contingently issuable common stock pursuant to acquisitions	—	—	—	21
Conversion of Series B redeemable convertible preferred stock	—	—	—	118
Conversion of 5.375% Convertible Debentures	378	2,069	378	2,069
Restricted stock	431	44	431	44

Total	2,872	4,368	2,872	4,612

For the three and nine-month periods ended October 31, 2006, all of the outstanding options (with exercise prices per share ranging from $4.96 - $32.24), were excluded from the calculation. Also excluded in both periods were warrants to purchase 280 shares of common stock with an average exercise price of $74.61.

Recently Issued Accounting Pronouncements

The following recent accounting pronouncements may impact the Company’s financial statements as discussed below:

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

Previously reported financial statements will not be restated to reflect SFAS No. 123 disclosure amounts. As required by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, the Company has disclosed the effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS No. 123.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company, as of the beginning of the Company’s fiscal year ending January 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on Alloy’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 becomes effective for Alloy on February 1, 2008. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on Alloy’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The Company does not expect that the adoption of SFAS No. 158 will have any impact on Alloy’s consolidated financial statements as the Company does not have any defined benefit or postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for the Company’s current fiscal year ending January 31, 2007. The Company does not believe that the adoption of SAB 108 will have a material impact on Alloy’s consolidated financial statements.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Prior to adopting SFAS No. 123R, the Company followed the disclosure-only provisions of SFAS No. 123. The Company applied APB No. 25 and, accordingly, did not recognize compensation expense for the stock option grants because the Company did not issue options at exercise prices below market value at the date of grant.

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended October 31, 2006 and 2005 was $847 and $84, respectively, of which $510 and $0, respectively, were included in operating costs in the Statement of Operations and $337 and $84, respectively, were included in general and administrative expenses in the Statement of Operations. For the nine-month periods ended October 31, 2006 and 2005, the total stock-based compensation expense was $2,052 and $223, respectively, of which $1,258 and $0, respectively, were included in operating costs in the Statement of Operations and $794 and $223, respectively, were included in general and administrative expenses in the Statement of Operations.

As a result of adopting SFAS No. 123R, loss from continuing operations before income taxes for the three and nine-month periods ended October 31, 2006 was $472 and $1,082, respectively, greater than if the Company had continued to account for the share-based compensation under APB No. 25.

The following table reflects the effect on net income from continuing operations and net income per share from continuing operations if the Company had adopted the fair value provisions of SFAS No. 123 in the first quarter of fiscal 2005:

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Net income from continuing operations	$5,556	$4,980
Option expense	(1,006)	(3,189)

Net income from continuing operations after option expense	$4,550	$1,791

Basic income per share:
Net income from continuing operations	$0.48	$0.45

Net income from continuing operations after option expense	$0.39	$0.16

Diluted income per share:
Net income from continuing operations	$0.47	$0.44

Net income from continuing operations after option expense	$0.39	$0.16

If the Company had applied the fair market value provisions of SFAS No. 123 to discontinued operations, an incremental expense of $189 and $598 would have been recognized in the three and nine-month periods ended October 31, 2005, respectively.

The weighted-average fair value of each option as of the grant date was $5.01 and $5.11 for the nine months ended October 31, 2006 and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended October 31, 2006	Year Ended January 31, 2006
Risk-free interest rate	4.96%	3.63%
Expected lives (in years)	4.6	5.0
Expected volatility	53.1%	68.0%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the nine-month period ended October 31, 2006:

	Options Outstanding	Weighted-Average Exercise Price	Average per share Market Price
Outstanding at January 31, 2006	1,542	$13.49	$11.24
Granted	534	11.54	10.68
Exercised	(102)	8.30	12.70
Cancelled	(191)	15.33	N/A

Outstanding at October 31, 2006	1,783	13.01	13.74

Exercisable at October 31, 2006	936	$15.58	N/A

The total intrinsic value of options exercised during the nine-month period ended October 31, 2006 was $446.

Restricted Stock

The Company has awarded restricted shares of common stock to directors and certain employees. The awards have restriction periods tied to employment and vest over periods up to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. In the three-month period ended October 31, 2006, the Company awarded 1 restricted share with a weighted-average life of 2.3 years and a fair market value of $20.

Unearned compensation expense related to restricted stock grants at October 31, 2006 was $4,346. The expense is expected to be recognized over a weighted-average period of approximately 4.3 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended October 31, 2006 and 2005 was $375 and $84, respectively. For the nine-month periods ended October 31, 2006 and 2005, total compensation expense attributable to restricted stock grants was $970 and $223, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following is a summary of restricted stock activity for the nine-month period ended October 31, 2006:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2006	47	$23.24
Granted	404	11.91
Vested	(17)	22.87
Forfeited	(3)	11.05

Unvested at October 31, 2006	431	$12.77

At October 31, 2006, there were 280 warrants outstanding and exercisable with an average exercise price of $74.61 per share and a weighted average contractual term of 5.4 years.

3. Discontinued Operations

In June 2005, the Company sold DCR and on December 19, 2005, it completed the spinoff of dELiA*s, Inc. to its shareholders. Accordingly, these operations are presented as discontinued operations in the Company’s Consolidated Financial Statements for all periods presented.

During fiscal 2006, the Company recorded a $586 adjustment to the distribution to dELiA*s, Inc. stockholders. The adjustment resulted primarily from the transfer of prepaid assets to dELiA*s, Inc. related to a multi-year directors and officers insurance policy that was acquired in September 2003 in conjunction with the Company’s acquisition of dELiA*s, Corp.

4. Acquisitions

On March 28, 2006, the Company completed the acquisition of Sconex, Inc., a social networking community for high school students. The Company agreed to pay approximately $6,100 in stock and future minimum earn-out payments. The Company issued to Sconex shareholders 274 of its shares valued at approximately $12.79 a share, or $3,500. Sconex shareholders are also eligible to receive a minimum earn-out payment of approximately $2,600 based upon Sconex’s twelve-month financial performance commencing on April 1, 2006. The earn-out will be in the form of stock, cash, or a combination of both. A portion of the minimum earn-out payment (39%) is contingent upon the future employment of certain former Sconex shareholders. As a result, the contingent portion of the earn-out will not be recorded until such time as the earn-out is finalized. Upon finalizing the earn-out, such amount will be recorded as goodwill. In addition to the amounts paid and to be paid to the Sconex shareholders, the Company incurred costs directly related to the acquisition of approximately $295 and acquired net assets with a value of approximately $175.

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

5. Goodwill and Intangible Assets

Changes in the book value of goodwill by segment for the nine months ended October 31, 2006 were as follows:

	January 31, 2006	Acquisitions	Adjustments	October 31, 2006
Promotions	$23,414	—	—	$23,414
Media	65,476	$3,776	$(51)	69,201
Placement	25,838	—	—	25,838

Total	$114,728	$3,776	$(51)	$118,453

The Company’s intangible assets and related accumulated amortization were as follows:

	Gross	Accumulated Amortization	Net
At October 31, 2006:
Intangible assets subject to amortization:
Client relationships	$10,399	$7,697	$2,702
Noncompetition agreements	4,782	3,615	1,167
Websites	1,650	1,431	219
Mailing lists	339	169	170

Total intangible assets subject to amortization	17,170	12,912	4,258
Trademarks	4,425	—	4,425

	$21,595	$12,912	$8,683

At January 31, 2006:
Intangible assets subject to amortization:
Client relationships	$9,411	$7,139	$2,272
Noncompetition agreements	3,570	3,476	94
Websites	1,450	1,273	177
Mailing lists	234	86	148

Total intangible assets subject to amortization	14,665	11,974	2,691
Trademarks	4,315	—	4,315

	$18,980	$11,974	$7,006

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

6. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business as primarily Placement segment receivables are normally invoiced in the month following the receipt of the proof-of-performance documentation from the publication. At October 31, 2006 and January 31, 2006, accounts receivable included approximately $13,591 and $6,880, respectively, of unbilled receivables.

7. Detail of Certain Balance Sheet Accounts

	October 31, 2006	January 31, 2006
Accrued expenses & other current liabilities
Deferred acquisition costs	$3,463	$1,513
Accrued compensation and sales commissions	4,353	5,043
Other	10,111	9,416

	$17,927	$15,972

8. Special Charges

Included in special charges for the three months ended October 31, 2005 was an expense of $1,538 for costs incurred related to the spinoff of dELiA*s, Inc. Special charges for the nine months ended October 31, 2006 and 2005 included $127 and $2,153, respectively, of spinoff costs.

9. Common Stock

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The Company has repurchased 150 shares for approximately $2,984 under this plan through October 31, 2006.

10. Convertible Senior Debentures

At October 31, 2006, the Company had $12,667 of long-term debt outstanding attributable to its 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”). The fair value of the Convertible Debentures is estimated based on quoted market prices. At October 31, 2006, the fair value of the Convertible Debentures was approximately $13,637.

From August 30, 2006 through September 29, 2006, Alloy entered into agreements with certain holders of its Debentures, pursuant to which such holders converted approximately $56,633 face amount of their Debentures, in accordance with their terms, into approximately 1,691 shares of Alloy common stock and 3,381 shares of dELiA*s, Inc. common stock. In addition to Alloy and dELiA*s, Inc. issuing the requisite number of shares required pursuant to the Indenture under which the Debentures were issued, Alloy also paid each of those holders varying cash premiums for agreeing to convert their Debentures. Accordingly, the Company has recorded an expense in the accompanying third fiscal quarter financial statements of approximately $15,835 related to these conversions. The charge is comprised of the cash premiums paid to holders and other costs of the transactions ($14,896), and the write-off of the unamortized balance of deferred debt issuance costs attributable to the Debentures ($939). The Company’s additional paid-in capital also increased by $56,633 as a result of the conversions.

11. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Revenue:
Promotion	$30,374	$25,923	$73,745	$70,402
Media	16,273	15,966	40,497	35,369
Placement	17,032	20,929	41,005	46,342

Total revenue	$63,679	$62,818	$155,247	$152,113

Operating income (loss):
Promotion	$4,613	$3,203	$6,614	$6,982
Media	4,343	3,999	7,556	5,850
Placement	2,747	3,077	4,782	4,370
Corporate	(2,247)	(3,811)	(7,618)	(9,384)

Total operating income	$9,456	$6,468	$11,334	$7,818

Depreciation and amortization:
Promotion	$176	$238	$557	$932
Media	416	455	1,312	1,861
Placement	11	2	30	469
Corporate	168	263	570	786

Total depreciation and amortization	$771	$958	$2,469	$4,048

Capital expenditures:
Promotion	$91	$67	$209	$145
Media	265	182	441	367
Placement	—	3	—	82
Corporate	372	(67)	817	132

Total capital expenditures	$728	$185	$1,467	$726

Stock-based compensation:
Promotion	$161	$9	$383	$29
Media	303	12	762	40
Placement	43	—	95	—
Corporate	340	63	812	154

Total stock-based compensation	$847	$84	$2,052	$223

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	At October 31, 2006	At January 31, 2006
Total assets:
Promotion	$39,130	$37,356
Media	95,596	89,604
Placement	46,560	44,318
Corporate	33,863	48,210

Total assets	$215,149	$219,488

Included in Promotion revenue for the three-month periods ended October 31, 2006 and 2005 is $11,092 and $9,089, respectively, of revenue related to product sales. The related cost of goods sold was $3,674 and $2,832, respectively. Promotion revenue for the nine-month periods ended October 31, 2006 and 2005 included $30,674 and $26,197, respectively, of revenue related to product sales. The related cost of goods sold was $10,048 and $8,116, respectively.

12. Supplemental Cash Flow and Other Information

Supplemental information on cash flows is summarized as follows:

	Nine Months Ended October 31,
	2006	2005
Cash paid for:
Interest	$4,141	$3,725
Income taxes	461	304
Non-cash investing and financing activities:
Issuance of common stock in conjunction with conversion of debentures	56,633	—
Conversion of Series B Preferred Stock into common stock	—	16,662
Accretion of discount and dividends on Series B Preferred Stock	—	620
Issuance of common stock in conjunction with acquisitions	3,500	—

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

Executive Summary

Alloy is a non-traditional media and marketing services company that primarily targets the youth demographic segment comprising persons in the United States between the ages of 10 and 24. We operate our business through three operating segments—Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products are promotional in nature and includes our Alloy Marketing and Promotion business (“AMP”), our On-Campus Marketing unit (“OCM”), as well as our Alloy Mall Marketing Services (“AMMS”) and sampling divisions. Our Media segment is comprised of Company-owned entertainment media assets, including our out-of-home, Internet, database, specialty print, and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of our online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, and college guides, giving us significant reach into our target demographic audience and providing our advertising clients with significant exposure to the youth market.

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

Three Months Ended October 31, 2006 Compared with Three Months Ended October 31, 2005

Revenue

Revenues for each business segment for the three months ended October 31, 2006 and 2005 were as follows:

	Three Months Ended October 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Promotion	$30,374	47.7%	$25,923	41.3%
Media	16,273	25.6	15,966	25.4
Placement	17,032	26.7	20,929	33.3

	$63,679	100.0%	$62,818	100.0%

Revenue for the third quarter of the fiscal year ending January 31, 2007 (“fiscal 2006”) increased $861, or 1.4%, compared with the third quarter of the fiscal year ended January 31, 2006 (“fiscal 2005”). The increase was attributable to strength in our Promotion and Media segments, in which revenue increased by $4,451 and $307, respectively, partially offset by a $3,897 decrease in Placement segment revenue.

Promotion segment revenue in the third quarter of fiscal 2006 increased 17.2% compared with the third quarter of fiscal 2005. The increase was principally attributable to higher revenue in our Alloy Marketing and Promotions business ($3,968) and higher on-campus marketing sales ($2,003), partially offset by a decrease in mall marketing revenue as a result of terminating the mall marketing program.

In the third quarter of fiscal 2006, Media segment revenue increased 1.9% compared with the comparable period of fiscal 2005. The increase was principally attributable to an approximate increase in entertainment and print revenues ($900), and an increase in interactive revenue ($300), partially offset by a decrease in out-of-home in school revenue ($500).

Placement segment revenue in third quarter fiscal 2006 decreased 18.6% compared with the third quarter of fiscal 2005. The decrease was principally attributable to lower multicultural and military newspaper and broadcast revenue, partially offset by higher college newspaper revenue.

Expenses

Operating costs

Operating costs for the three months ended October 31, 2006 and 2005 were as follows:

	Three Months Ended October 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$28,434	57.3%	$29,616	58.8%
Selling expenses	13,217	26.7	13,066	26.0
Other operating costs	7,949	16.0	7,664	15.2

	$49,600	100.0%	$50,346	100.0%

Operating costs decreased $746 or 1.5%, to $49,600 for the three months ended October 31, 2006 from $50,346 for the three months ended October 31, 2005. The decrease in the third quarter of fiscal 2006 was principally attributable to lower placement, production and distribution expense due to the decrease in newspaper and broadcast sales and the non-renewed AMMS business, partially offset by (i) an increase in selling expenses attributable to higher marketing costs, (ii) stock-based compensation expense ($510), (iii) higher permits and shipping expenses ($577), and (iv) operating costs attributable to our March 2006 acquisition of Sconex.

General and administrative

General and administrative expenses increased $344, or 9.8%, to $3,852 for the three months ended October 31, 2006 from $3,508 for the comparable period of fiscal 2005. The third quarter fiscal 2006 increase was principally attributable to higher non-cash stock-based compensation expense ($253) and personnel costs, partially offset by a decrease in professional fees and insurance costs.

Depreciation and amortization

Depreciation and amortization decreased $187, or 19.5%, to $771 for the three months ended October 31, 2006 from $958 for the same quarter of fiscal 2005. The decrease in the quarter was principally attributable to lower amortization of intangible assets and lower depreciation and amortization of fixed assets as more assets became fully depreciated, partially offset by the amortization of acquired intangibles due to acquisitions.

Income from Operations

Operating income (loss) for each business segment for the three months ended October 31, 2006 and 2005 was as follows:

	Three Months Ended October 31,
	2006	2005
Promotion	$4,613	$3,203
Media	4,343	3,999
Placement	2,747	3,077
Corporate	(2,247)	(3,811)

Total operating income from continuing operations	$9,456	$6,468

Income from operations increased $2,988, or 46.2%, to $9,456 for the three months ended October 31, 2006 from $6,468 for the three months ended October 31, 2005. The increase is primarily attributable to higher revenue and program profitability, lower depreciation and amortization and lower special charges, partially offset by higher stock-based compensation expense ($763).

The Promotion segment operating income increased $1,410, or 44.0% to $4,613 for the three months ended October 31, 2006 from $3,203 for the three months ended October 31, 2005. The increase was primarily attributable to higher on-campus marketing profitability as a result of expanding product offerings and lower depreciation and amortization expense, partially offset by expenses attributable to stock-based compensation.

The Media segment operating income increased $344, or 8.6%, to $4,343 for the three months ended October 31, 2006 from $3,999 for the three months ended October 31, 2005. The improvement in operating income is primarily attributable to higher operating profitability and lower depreciation and amortization, partially offset by higher stock-based compensation expenses ($291).

The Placement segment operating income decreased $330, or 10.7%, to $2,747 for the three months ended October 31, 2006 from $3,077 for the three months ended October 31, 2005. The decrease in operating income was primarily attributable to an increase in stock-based compensation expense and a decrease in Placement revenue.

The Corporate segment operating loss decreased $1,564, or 41.0%, to $2,247 for the three months ended October 31, 2006 from $3,811 for the three months ended October 31, 2005. The decrease in operating loss was principally attributable to a decrease in special charges ($1,538) and lower legal and insurance expenses partially offset by higher stock-based compensation expense ($277).

Net Interest Expense

Net interest expense decreased $470, or 60.6%, to $305 for the third quarter of fiscal 2006 from $775 for the third quarter of fiscal 2005. The decrease is attributable to lower interest expense as a result of the conversion of the 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”) to common stock, higher cash balances and higher interest rates earned on those investments and a decrease in debt issuance cost amortization due to the conversion of the Debentures.

Debt Conversion Expense

From August 30, 2006 through September 29, 2006, we entered into agreements with certain holders of our Convertible Debentures, pursuant to which such holders converted approximately $56,633 face amount of their Convertible Debentures, in accordance with their terms, into shares of our common stock and shares of dELiA*s, Inc. common stock. In addition to Alloy and dELiA*s, Inc. issuing the requisite number of shares required pursuant to the Indenture under which the Debentures were issued, we also paid each of those holders varying cash payments for agreeing to convert their Debentures. Accordingly, we recorded an expense in the accompanying third fiscal quarter of approximately $15,835 related to these conversions. The charge is comprised of the cash paid to holders, the write-off of the unamortized balance of deferred debt issuance costs attributable to the Debentures and other costs of the transactions.

Income Taxes

Income tax expense for the third quarter of fiscal 2006 and 2005 was $375 and $137, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for both periods are primarily attributable to state taxes.

Income (Loss) from Continuing Operations

Loss from continuing operations in the third quarter of fiscal 2006 was $7,059 ($0.55 per diluted share) as compared with income of $5,556 ($0.47 per diluted share) for the three months ended October 31, 2005. The transition from income from continuing operations in the third quarter of fiscal 2005, to loss from continuing operations in the third quarter of fiscal 2006 was principally attributable to debt conversion expense ($15,835), partially offset by higher operating and interest income and lower interest expense.

Net Income (Loss) / Net Income (Loss) Attributable to Common Stockholders

Net loss/ net loss attributable to common stockholders for the three months ended October 31, 2006 was $7,059 ($0.55 per share) as compared with net income/ net income attributable to common stockholders of $7,231 ($0.62 per share) for the three months ended October 31, 2005. The third quarter fiscal 2006 net loss is principally attributable to the debt conversion expense ($15,835) and higher income tax expense ($238), partially offset by higher operating and interest income and lower interest expense.

Weighted-Average Shares

Basic

Basic weighted-average shares outstanding for the third quarter of fiscal 2006 increased 1,142, or 9.9%, to 12,731 from 11,589 for the same quarter of fiscal 2005. The increase in fiscal 2006 was principally attributable to the issuance of common stock in connection with the Debenture conversions.

Diluted

Diluted weighted-average shares outstanding for the third quarter of fiscal 2006 increased 1,014, or 8.7%, to 12,731 from 11,717 for the same quarter of fiscal 2005. The increase in fiscal 2006 was principally attributable to the increase in outstanding shares as a result of the Debenture conversions. As a result of the Company incurring a net loss from continuing operations in the current period, basic and diluted shares used in the computation of earnings per share are equivalent.

Nine Months Ended October 31, 2006 Compared with Nine Months Ended October 31, 2005

Revenue

Revenues for each business segment for the nine months ended October 31, 2006 and 2005 were as follows:

	Nine Months Ended October 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Promotion	$73,745	47.5%	$70,402	46.3%
Media	40,497	26.1	35,369	23.3
Placement	41,005	26.4	46,342	30.4

	$155,247	100.0%	$152,113	100.0%

Revenue for the nine-month period ended October 31, 2006 increased $3,134, or 2.1%, compared with the nine-month period ended October 31, 2005. The increase was attributable to strength in our Promotion and Media segments, in which revenue increased by $3,343 and $5,128, respectively, partially offset by a $5,337 decrease in Placement segment revenue.

Promotion segment revenue for the nine-month period ended October 31, 2006 increased 4.7% compared with the same period of fiscal 2005. The increase was principally attributable to higher revenue in our Alloy Marketing and Promotions business ($3,015) and increased on-campus marketing sales ($4,477), partially offset by the termination of a mall marketing sponsorship program.

In the first nine months of fiscal 2006, Media segment revenue increased 14.5% compared with the same period of fiscal 2005. The increase was principally attributable to an approximate $2,800 increase in out-of-home and interactive revenue and a $3,100 increase in entertainment, education and print revenues, partially offset by the non-recurrence of revenue associated with the release of The Sisterhood of the Traveling Pants movie.

Placement segment revenue decreased 11.5% in the first nine months of fiscal 2006 from the same period in fiscal 2005, primarily a result of lower multicultural and military newspaper and broadcast revenue.

We expect our revenue in fiscal 2006 to increase compared with fiscal 2005, resulting primarily from the expansion of our Media segment and improvements to our product and service offerings.

Expenses

Operating costs

Operating costs for the nine months ended October 31, 2006 and 2005 were as follows:

	Nine Months Ended October 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$68,817	53.0%	$68,617	54.0%
Selling expenses	39,959	30.8	38,197	30.0
Other operating costs	21,071	16.2	20,351	16.0

	$129,847	100.0%	$127,165	100.0%

Operating costs increased $2,682, or 2.1%, to $129,847 for the nine months ended October 31, 2006 from $127,165 for the nine months ended October 31, 2005. The increase in the first nine months of fiscal 2006 was principally attributable to (i) higher permits and shipping expenses ($1,816), (ii) higher stock-based compensation expense ($1,258), (iii) higher advertising ($625), (iv) an increase in selling expenses attributable to higher incentive compensation ($100), and (v) operating costs attributable to our March 2006 acquisition of Sconex, partially offset by the effects of a fiscal 2005 cost reduction program and lower bad debt expense ($444).

We currently anticipate that operating costs will increase in fiscal 2006 compared with fiscal 2005 due to additional investments in our media assets, normal recurring contractual cost increases, personnel increases, variable costs attributable to increasing our Promotion segment’s revenue, and as a result of stock-based compensation costs.

General and administrative

General and administrative expenses increased $541, or 5.0%, to $11,470 for the nine months ended October 31, 2006 from $10,929 for the comparable period of fiscal 2005. The increase in the first nine months of fiscal 2006 was principally attributable to higher non-cash stock-based compensation expense ($571) and personnel expenses, partially offset by a decrease in professional fees and insurance costs.

We anticipate that general and administrative expenses will increase in fiscal 2006 compared with fiscal 2005 due to higher personnel compensation and stock-based compensation.

Depreciation and amortization

Depreciation and amortization decreased $1,579, or 39.0%, to $2,469 for the nine months ended October 31, 2006 from $4,048 for the same period of fiscal 2005. The decrease in the quarter was principally attributable to lower amortization of intangible assets and lower depreciation and amortization of fixed assets as more assets became fully depreciated.

We currently anticipate that depreciation and amortization will decrease in fiscal 2006 compared with fiscal 2005, because more of our fixed assets became fully depreciated.

Special charges

Special charges are comprised of costs incurred related to the spinoff of dELiA*s, Inc. in both periods.

Income from Operations

Operating income (loss) for each business segment for the nine months ended October 31, 2006 and 2005 were as follows:

	Nine Months Ended October 31,
	2006	2005
Promotion	$6,614	$6,982
Media	7,556	5,850
Placement	4,782	4,370
Corporate	(7,618)	(9,384)

Total operating income from continuing operations	$11,334	$7,818

Income from operations increased $3,516, or 45.0%, to $11,334 for the nine months ended October 31, 2006 from $7,818 for the nine months ended October 31, 2005. The increase is primarily attributable to higher revenue and program profitability, lower depreciation and amortization and lower special charges, partially offset by higher stock-based compensation expense ($1,829).

The Promotion segment operating income decreased $368, or 5.3% to $6,614 for the nine months ended October 31, 2006 from $6,982 for the nine months ended October 31, 2005. The decrease was primarily attributable to the termination of a mall marketing sponsorship program, lower sales in our spring break promotion, and higher expenses attributable to stock-based compensation ($354), partially offset by higher OCM and AMP profitability and lower depreciation and amortization ($375).

The Media segment operating income increased $1,706, or 29.2%, to $7,556 for the nine months ended October 31, 2006 from $5,850 for the nine months ended October 31, 2005. The improvement in operating income is primarily attributable to higher operating profitability in our out-of-home and interactive businesses and lower depreciation and amortization ($549), partially offset by higher stock-based compensation expenses ($722) and the non-recurrence of income generated from the release of The Sisterhood of the Traveling Pants movie.

The Placement segment operating income increased $412, or 9.4%, to $4,782 for the nine months ended October 31, 2006 from $4,370 for the nine months ended October 31, 2005. The improvement was principally attributable to lower depreciation and amortization ($439) and a reduction in operating costs in our newspaper business, partially offset by higher stock-based compensation expense ($95).

The Corporate segment operating loss decreased $1,766, or 18.8%, to $7,618 for the nine months ended October 31, 2006 from $9,384 for the nine months ended October 31, 2005. The decrease in operating loss was principally attributable to lower special charges ($2,026) and professional fee and insurance expenses, partially offset by higher stock-based compensation expense ($658).

We currently anticipate that operating income from continuing operations will increase in fiscal 2006 due to higher revenue, lower depreciation and amortization and the lower special charges, partially offset by higher operating costs and expenses for stock-based compensation.

Net Interest Expense

Net interest expense decreased $1,037, or 39.4%, to $1,598 for the nine-month period ended October 31, 2006 from $2,635 for the comparable period of fiscal 2005. The decrease is attributable to higher cash balances and higher interest rates earned on those investments as well as a reduction in interest expense resulting from holders of Convertible Debentures electing to convert their holdings to common stock. As a result of holders electing to convert their Convertible Debentures to common stock, we expect interest expense in the fourth quarter of fiscal 2006 to be approximately $170 and we expect interest expense for fiscal 2007 to be approximately $681, assuming no additional holders of the Debentures convert their holdings.

Income Taxes

Income tax expense for the first nine months of fiscal 2006 and 2005 was $475 and $203, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for both periods are primarily attributable to state taxes.

Income (Loss) from Continuing Operations

Loss from continuing operations in the nine-month period ended October 31, 2006 was $6,574 ($0.54 per diluted share) as compared with income of $4,980 ($0.44 per diluted share) for the nine months ended October 31, 2005. The transition to operating loss in the fiscal 2006 period was principally attributable to the debt conversion expense ($15,835) and higher income tax expense, partially offset by higher operating and interest income.

Net Income (Loss)

Net loss decreased $5,149 to $6,574 for the nine months ended October 31, 2006 from a net loss of $11,723 for the nine months ended October 31, 2005. The decrease in net loss is principally related to our fiscal 2005 spinoff of dELiA*s, Inc.

Net Income (Loss) Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $5,769 to $6,574 ($0.54 per diluted share) for the nine months ended October 31, 2006 from a net loss of $12,343 ($1.09 per diluted share) for the nine months ended October 31, 2005. The difference between net income attributed to common stockholders for the nine months ended October 31, 2006 and net loss attributed to common stockholders for the same period in fiscal 2005 relates to the non-cash dividends related to our Series B redeemable convertible preferred stock, all of which was converted to our common stock in June 2005.

Weighted-Average Shares

Basic

Basic weighted-average shares outstanding for the first nine months of fiscal 2006 increased 914, or 8.2%, to 12,079 from 11,165 for the comparable period of fiscal 2005. The increase in fiscal 2006 was principally attributable to the conversion to common stock of our Series B redeemable convertible preferred stock in June 2005 and the conversion of a portion of the Debentures in the third quarter of fiscal 2006.

Diluted

Diluted weighted-average shares outstanding for the first nine months of fiscal 2006 increased 767, or 6.8%, to 12,079 from 11,312 for the comparable period of fiscal 2005. The increase in fiscal 2006 was principally attributable to common stock equivalents being excluded from the fiscal 2005 computation, as the inclusion of those shares would be anti-dilutive. The increase in fiscal 2006 was principally attributable to the increase in outstanding shares as a result of the Debenture conversions. As a result of the Company incurring a net loss from continuing operations in the current period, basic and diluted shares used in the computation of earnings per share are equivalent.

Liquidity and Capital Resources

We continually project our anticipated cash requirements, which include working capital needs, potential acquisitions, and interest payments. Funding requirements are financed primarily through the sale of equity, equity-linked and debt securities or through our operations.

At October 31, 2006, our principal sources of liquidity were our cash and cash equivalents of $8,293 and marketable securities of $21,080. We believe that our sources of liquidity are adequate to fund ongoing operating requirements. However, if our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash provided by operating activities was $13,425 for the nine months of fiscal 2006 compared with net cash used by operating activities of $3,659 for the nine months of fiscal 2005. Excluding the effect of cash used by discontinued operations in the nine months of fiscal 2005, net cash provided by operating activities in the fiscal 2005 period was $4,126, thereby resulting in an increase in cash provided by operating activities of $9,299 in the fiscal 2006 period from the adjusted fiscal 2005 amount. The increase in cash provided by operating activities excluding discontinued operations was primarily attributable to higher net income from continuing operations after adjusting for debt conversion expenses.

Cash used in investing activities was approximately $22,508 in the nine months of fiscal 2006 compared with cash provided by investing activities of $3,938 (excluding net cash provided by investing activities by discontinued operations) in the first nine months of fiscal 2005. The use of cash in the nine months ended October 31, 2006 was principally attributable to the purchase of marketable securities. Capital expenditures increased $741, to $1,467 in the nine months of fiscal 2006 compared with $726 in the nine months of fiscal 2005. Excluding our cash needs to complete acquisitions of companies, we do not spend significant amounts of cash on fixed assets and accordingly, we expect our ongoing capital expenditures to be in the range of $1,000—$1,500 on an annual basis. However, due to planned investments in out-of-home and interactive assets, we expect capital expenditures for the current year to approximate $2,000.

Net cash used by financing activities (excluding discontinued operations) increased due to the payment of amounts owed dELiA*s, Inc. as a result of the spinoff in December 2005 and as a result of cash payments made with respect to Debenture conversions.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of October 31, 2006, our unused repurchase authorization for our common stock was approximately $7,016. Alloy has repurchased 150 shares for approximately $2,984 under this plan through October 31, 2006.

At October 31, 2006, we had $12,667 of Convertible Debentures outstanding. As a result of our spinoff of dELiA*s, Inc., each $1,000 principal amount of our Convertible Debentures is convertible into 29.851 shares of our common stock and 59.702 shares of dELiA*s, Inc. common stock. Therefore, if the remaining issuance were to be converted, we would be required to issue an aggregate of approximately 378 shares of our common stock and dELiA*s, Inc. would be required to issue an aggregate of approximately 756 shares of its common stock. We are responsible for paying interest on the entire face amount of the Convertible Debentures, and if not converted to common stock, are responsible entirely for the repayment of the Convertible Debentures. In the third quarter of fiscal 2006, holders of 81.7%, or $56,633 principal amount, of the Convertible Debentures converted their holdings into Alloy and dELiA*s, Inc. common stock. In addition to Alloy and dELiA*s, Inc. issuing the requisite number of shares required pursuant to the Indenture under which the Debentures were issued, we also paid each of those holders varying cash payments for agreeing to convert their Debentures. Accordingly, we recorded an expense in the accompanying third fiscal quarter financial statements of approximately $15,835 related to these conversions. The charge is comprised of the cash paid to holders and other costs of the transaction $14,896 and the write-off of the unamortized balance of deferred debt issuance costs attributable to the Convertible Debentures of $939. Additional consideration paid to holders upon conversion of the Convertible Debentures to common stock will be charged to expense in the period it is paid to the holders. The gain which resulted from extinguishment of the debt (before considering any additional consideration to be paid) was recorded as an adjustment to stockholders’ equity. As a result of these conversions, our future cash interest expense will be reduced by approximately $3,000 annually. We may make future cash payments to induce the remaining holders of our Convertible Debentures to elect to convert their holdings to common stock.

Critical Accounting Policies and Estimates

During the first nine months of fiscal 2006, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for fiscal 2005, for additional information relating to our use of estimates and other critical accounting policies.

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

Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

•	changes in business and economic conditions and other adverse conditions in our markets;

•	increased competition;

•	our inability to achieve and maintain profitability;

•	lack of future earnings;

•	inability to maintain quality and size of database;

•	our ability to protect or enforce our intellectual property or proprietary rights;

•	changes in consumer preferences;

•	events subsequent to spinoff of dELiA*s, Inc. could materially affect business;

•	volatility of stock price causing substantial declines;

•	our business may not grow in the future;

•	litigation that may have an adverse effect on our financial results or reputation;

•	reliance on third-party suppliers;

•	our ability to successfully implement our operating, marketing, acquisition and expansion strategies; and

•	natural disasters and terrorist attacks.

For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 in Item 1A—Risk Factors.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors since the filing of our Annual Report. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 for a discussion of risk factors relating to our business.

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
Gary J. Yusko
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: December 1, 2006

EXHIBIT INDEX

4.1	Third Supplemental Indenture, dated as of August 22, 2006, between Alloy, Inc. and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 99.1 to Alloy’s Current Report on Form 8-K filed on August 28, 2006 [File No. 000-26023] and incorporated herein by reference).

10.41*	Form Debenture Conversion Agreement.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated December 1, 2006, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Gary J. Yusko, Chief Financial Officer, dated December 1, 2006, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith