Form 10-K
period 2007-01-31
ALLOY  INC
filed 2007-04-02
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-26023

Alloy, Inc.

Exact name of registrant as specified in charter

DELAWARE	04-3310676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 WEST 26TH STREET, 11TH FLOOR

NEW YORK, NY 10001

(Address of principal executive office)

(212) 244-4307

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value, based upon the closing sale price of the shares as reported by The NASDAQ Stock Market LLC, of voting and non-voting common equity held by non-affiliates as of July 31, 2006 was $91,724,723 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of March 23, 2007 was 13,551,405 (excluding 1,180,724 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, is incorporated by reference into Part III of this Report.

PART I

Unless the context otherwise requires, references to “Alloy,” “Company,” “Registrant,” “we,” “our,” and “us” in this Annual Report on Form 10-K refers to Alloy, Inc. and our subsidiaries. In this document, “fiscal 2007” refers to the fiscal year ending January 31, 2008; “fiscal 2006” refers to the fiscal year ended January 31, 2007; “fiscal 2005” refers to the fiscal year ended January 31, 2006 and “fiscal 2004” refers to the fiscal year ended January 31, 2005.

Item 1.	Business

Overview

We are a non-traditional media and marketing services company. Our activities primarily target the demographic segment comprising persons in the United States between the ages of 10 and 24 although we also reach consumers outside of this group. We operate our business through three operating segments—Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our “Alloy Marketing and Promotions” business, on-campus marketing unit and sampling divisions. Our Media segment is comprised of company-owned entertainment media assets, including our out-of-home, Internet, database, specialty print and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize our wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards and college guides, which we believe gives us significant reach into our target demographic audience and provides our advertising clients with significant exposure to the youth market.

We believe we are the only media company that combines significant marketing reach with a comprehensive consumer database of consumers between the ages of 10 and 24, providing us with a deep understanding of the youth market. According to United States Census projections, as of July 2006, about 35% of the United States population is under the age of 24. According to Harris Interactive’s annual YouthPulse Report in July 2006, the projected annual income for 8-to-21-year-old persons is about $203 billion and annual spending is about $112 billion per year, representing about $1,900 in spending per person. Harris Interactive studies have also shown that the college market is large and influential, with approximately 17.4 million college students in the United States who control about $61 billion annually in discretionary spending.

We were incorporated in January 1996 and launched our www.alloy.com website in August 1997. Since then, we have grown rapidly, both organically and through the completion of strategic acquisitions. In fiscal 2005, we divested the businesses comprising our direct marketing and retail segments. More specifically, in June 2005, we sold our Dan’s Competition business, or DCR, and in December 2005, we completed a spinoff of dELiA*s, Inc. to our shareholders, which included the dELiA*s, CCS and Alloy merchandise businesses. Accordingly, the results of operations of our direct marketing and retail business are reported as discontinued operations for all periods presented in this annual report.

Our Segments

Prior to the spinoff of dELiA*s, Inc. in December 2005, we had three reportable segments—sponsorship, direct marketing and retail. Our sponsorship segment was principally comprised of our “Alloy Media + Marketing” business, the umbrella name for all of our media and marketing brands, which provided targeted media and promotional programs for advertisers. Our direct marketing and retail segments were comprised of the businesses selling apparel and accessories via mall-based stores, catalogs and the Internet under the brand names dELiA*s, Alloy, CCS, and DCR.

Following the spinoff of dELiA*s, Inc., we realigned our reportable operating segments to Promotion, Media, and Placement, as follows:

•	Promotion—includes our Alloy Marketing and Promotions business, on-campus marketing unit, mall marketing, sampling divisions and Onsite Promotions divisions;

•	Media—includes our out-of-home, Internet, database, specialty print and intellectual property businesses; and

•	Placement—aggregates and markets third-party niche media properties, including specialty newspapers and broadcast media.

In the fourth quarter of fiscal 2006, we began to include the operating results of our Onsite Promotions business, previously part of our Media segment, in the Promotion segment. All information has been reclassified to reflect this change to the earliest period presented. The reclassification was made because the Onsite Promotions business’ principal activity involves sampling, a Promotion segment activity.

PROMOTION

Our Promotion segment is designed to help clients achieve their promotional marketing objectives with their target consumers. We generate promotion revenue through the following businesses:

•

Alloy Marketing and Promotions, or AMP, is our promotional marketing unit specializing in event and field marketing, sampling and customer acquisitions programs, Internet design services and consumer research. AMP clients represent a wide array of industries and include Burt’s Bees, MTV, Pfizer, Qwest, Simon Property Group, Unilever, USA Network, Verizon Wireless and other smaller companies.

•

On-Campus Marketing, or OCM, is our college-focused specialty marketing business, which provides to college students and their parents a variety of college or university-endorsed products. Products include residence hall linens, diploma frames, residence hall carpets and care packages. These products are distributed directly or through one of OCM’s divisions—Collegiate Carpets, Carepackages or Diploma Displays.

•

Sampling—Our sampling business targets the youth market by distributing product samples in elementary schools, high schools, college campuses, bookstores and dining halls, as well as to student organizations.

•	Onsite Promotions—Onsite is our sampling and promotion business targeting bars and restaurants.

MEDIA

Our media business provides media advertising solutions for marketers targeting young adults both online and offline. We work with Fortune 500 and other companies to help them reach millions of consumers through a comprehensive mix of programs incorporating our proprietary, company-owned media assets, such as display media boards, websites and specialty print assets. Our Media segment includes the following businesses:

• Alloy Out-of-Home

Display Media Boards

Alloy Out-of-Home is our display media board business. We offer third-party advertisers access to more than 60,000 display media boards located throughout the United States. The display media boards often feature full-color, backlit advertising and scrolling electronic messaging. The boards may contain one, two, or three advertising panels, which increase the number of advertising opportunities to over 100,000.

These display media boards are displayed in high traffic areas throughout the United States, including more than 1,000 college and university campuses, more than 7,000 high schools, and more than 2,000 bars and restaurants. In fiscal 2006, we expanded our display media board offerings on college and university campuses to include display boards in campus laundry rooms. To further expand our consumer reach, during the first quarter of fiscal 2007, we began to locate our media boards in health clubs nationwide.

• Interactive

Websites

Our websites are designed to be an effective advertising medium for Youth-focused marketers. We reach a high concentration of young adults online through integrated social platforms with measurable results. Our websites reached between 1.8 million and 3.7 million monthly unique visitors throughout fiscal 2006, as measured by MyMetrix, a third party. During the month of January 2007, our websites reached approximately 2.9 million unique visitors. The number of unique visitors varies each month depending on various factors, including the distribution of various related catalogs and other print publications as well as the websites’ overall popularity. Our marketing data shows that our websites are a popular destination for teens and college students seeking social networking, entertainment, and popular culture content. Some of our website properties available to advertisers targeting the Youth market include:

•	Alloy (www.alloy.com) and dELiA*s (www.delias.com)—These websites are among the leading online style destinations providing teen girls with vibrant community, content and commerce.

•	CCS (www.ccs.com)—www.ccs.com is an action sports-focused website with one of the largest online audiences of teen boys.

•

Sconex (www.sconex.com)—Sconex is the social networking hub of our online network for high school students to express themselves and connect on a local level with their peers. We acquired Sconex, Inc. in March 2006.

•

Uturf (www.Uturf.com)—In the second half of fiscal 2006, we began to develop Uturf.com as a college/university sponsored social networking site. We expect to launch www.Uturf.com officially by the second quarter of fiscal 2007.

We also offer advertising opportunities on several websites targeting college-bound high school students, high-tech college students and minority students, as well as practicing professionals in nursing and allied health fields, including:

•

Career Media (www.careermedia.com)—This website is designed to provide employers with access to the career-minded individuals they want to attract and hire. We also offer career-specific websites, such as www.GraduatingEngineer.com and www.MinorityNurse.com, which provide career and educational resources for professionals.

•

Careers and Colleges (www.careersandcolleges.com)—This website hosts one of the largest databases of education-related content on the Internet. Designed for students, parents, and school counselors, the website also includes college and scholarship search engines.

•

Private Colleges & Universities (www.privatecolleges.com, www.acuinfo.com)—These websites provide information on colleges and universities to college-bound high school students. Colleges and universities use these websites to advertise their programs to prospective students.

•

Find Tuition (www.findtuition.com)—FindTuition, which we acquired in the fourth quarter of fiscal 2005, is an online scholarship search and matching service that combines features from college search and student loan sites. The website also includes a job search feature focusing on internships and part-time jobs for college students with content supplied by www.CareerBuilder.com.

•

WinterGreen Orchard House—(www.wintergreenorchardhouse.com)—We believe that this website offers the most complete, up-to-date college and scholarship databases available for lease or co-branding. Wintergreen Orchard House’s products serve students, counselors, educators, libraries and corporate clients.

We also act as a sales representative for various websites not owned by us, including Habbo (www.habbo.com), a virtual teen community website where teens can meet other teens, play a variety of games, connect with famous singers, bands and celebrities, and create their own online space.

Specialty Print

Our specialty print publications are another venue for advertisers to reach their target consumer. These publications also serve to drive traffic to our websites named after these publications. Some of our specialty print properties include:

•

Careers and Colleges—Our Careers and Colleges publication offers unique advertising opportunities. Careers and Colleges magazine is an award-winning publication reaching approximately six million students and distributed to 1.5 million homes in the summer and more than 10,000 high schools in the Fall each year. Directed to students and guidance professionals, the topical issues address getting into college, paying for college, career opportunities, life after high school, and transitioning to college life.

•

Private Colleges & Universities—With 32 editions reaching over 1.9 million homes, the Private Colleges & Universities magazine series has been a leading recruitment media for higher education since 1985. Our international edition, American Colleges & Universities, reaches over 2,300 schools and organizations in over 175 countries throughout six continents. Our editions target students based on academic achievement, geography and special interests and provide them, their parents and high-school guidance counselors with information about private colleges and universities and the admissions process. The newest edition reaches students in over 2,000 two-year colleges and community colleges looking to transfer to four-year institutions.

•

Career Recruitment Media—Through over 70 custom-published, campus-specific Career Center guides and award-winning career magazines, we provide employers with access to the career-minded individuals they want to attract and hire.

Direct Marketing Database

We have a database containing information on millions of individuals which may include name, postal and email address, as well as a variety of other information. We believe our database is one of the most comprehensive, response-driven databases available for marketers targeting consumers ages 10 through 24. Utilizing this database, our clients can target specific portions of the youth demographic and their parents through postal or electronic mail. We constantly strive to grow our database through contests, promotions, sweepstakes, and through purchasing information from third parties. We plan on enhancing the value of our direct marketing database by significantly increasing the amount of information we purchase from third parties. We believe that as we gather more detailed information about individuals in our database, we will be able to increase revenue by allowing advertisers to more specifically target potential customers.

• Alloy Entertainment

Our Alloy Entertainment business, formerly called “17th Street Productions”, is a creative think tank that develops and produces original books, television series and feature films. This division originates unique, commercial entertainment properties—mostly geared toward teens, young adults and families—and partners with the leading publishers, television networks and movie studios to deliver these properties to world audiences. Publishers pay us a fixed fee for producing books. For all books that we produce, we retain the intellectual property rights, and accordingly, license those rights to third parties for the purpose of developing movies, television programs or television series typically within a period of one to two years.

During fiscal 2006, Alloy Entertainment produced 31 new books, and currently has over one thousand titles in its library. Its books are published in more than 25 languages around the world. In fiscal 2006, nine of Alloy Entertainment’s books reached the New York Times Children’s Paperback bestseller list. Alloy Entertainment maintains longstanding relationships with America’s leading publishing houses including Random House, Little Brown, HarperCollins, Hyperion, Scholastic, Simon & Schuster and Penguin Putnam. Some of our properties include The Sisterhood of the Traveling Pants, Gossip Girl, The A-List and The Clique. During fiscal 2005, Warner Bros. released the film, The Sisterhood of the Traveling Pants, the first time a major feature film was based on an Alloy Entertainment property. Additionally, Alloy Entertainment is developing several other film projects with Disney, Universal, 20th Century Fox and Fox 2000.

In television, Alloy Entertainment is also collaborating with Warner Bros. through a first-look deal with the studio. Alloy Entertainment currently has several television series pilots in development at the new CW network and several series and TV-movies in development for cable.

Our goal for Alloy Entertainment is to create successful, lasting, enriching entertainment properties and maximize their appeal to the largest possible audiences.

PLACEMENT

Our placement business, which consists of Market Place Media, or MPM, and American Multicultural Marketing, or AMM, provides advertising placement solutions for marketers targeting consumers in the college, multi-cultural and military markets. These divisions work with Fortune 500 and other companies to help them reach millions of consumers each month through a comprehensive mix of programs incorporating college, high school, military base and multi-cultural newspapers and traditional broadcast properties targeted to similar demographic groups.

Our Sales Organization

Our advertising sales organization includes over 70 sales professionals who are either account managers generally responsible for specific geographic regions or product sales specialists. Our account managers and product sales specialists work closely together to cross-sell the media assets and marketing capabilities of our various divisions to our existing advertising customers and to build relationships with new advertisers. Our account managers are trained and motivated to sell the entire portfolio of our media and advertising services, including:

•	advertising in our custom publications and on websites;

•	advertising on our display media boards;

•	marketing programs such as product sampling, customer acquisition programs and promotional events; and

•	advertising in college, high school, military base and multi-cultural newspapers, as well as broadcast properties targeting these demographic groups.

Our clients come from a wide range of industries seeking to target persons principally between the ages of 10 and 24, including consumer goods and electronics, health and beauty, entertainment, financial services, colleges and universities, and food and beverage.

In fiscal 2007, we formed a sales group called Alloy Access whose focus and direction is to connect corporate brands with influential multicultural and urban consumer groups. With focus on Hispanic, African American and urban consumers, we leverage our unique media assets and market knowledge to provide consumer insights, strategic planning, media buying services and turnkey program execution.

Our Infrastructure, Operations and Technology

Our operations depend on our ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, malicious actions or similar events.

Where appropriate, we implemented disaster recovery plans for our various businesses. Critical files are copied to backup tapes each night and regularly stored at secure off-site storage facilities. Our servers connect to uninterruptible power supplies to provide back-up power at the operations facilities within milliseconds of a power outage. Redundant Internet connections and providers deliver similar protection for our online services. We strive for no downtime in our online services. Critical network components of the system are also redundant. We implemented these various redundancies and backup measures in order to minimize the risk associated with unexpected component failure, maintenance or upgrades, or damage from fire, power loss, telecommunications failure, break-ins, computer viruses, distributed denial of service attacks, hacking and other events beyond our control.

Currently we license commercially available technology and services whenever possible instead of dedicating our financial and human resources to developing proprietary online infrastructure solutions. We provide most services related to maintenance and operation of our websites internally, under the direction of our Chief Technology Officer. SAVVIS Communications Corp., Equinix Inc. and RackSpace, our principal third-party providers located in Sterling, Virginia, Ashburn, Virginia and San Antonio, Texas, respectively, provide us with co-location, power and bandwidth for our Internet connections. Our infrastructure is scaleable, which allows us to adjust quickly as our user base expands.

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

We compete for users and advertisers with many media companies and other forms of media available in our various markets, including companies that target, as we do, youth consumers. These include focused magazines, such as Seventeen and Teen Vogue; teen-focused television and cable channels, such as the CW Network and MTV; websites primarily focused on the youth demographic group; and online service providers with teen-specific channels, such as MySpace.com, Facebook.com and America Online.

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

We believe that our principal competitive advantages are:

•	the size and level of detail in our database;

•	our established network of owned media assets;

•	our relationships with advertisers, marketing partners and school administrations;

•	the consumer and media brands we have developed in the youth market;

•	our knowledge of and strong connection with the youth audience and our ability through our marketing franchises to continually analyze the market; and

•	our ability to deliver targeted audiences to advertisers through cost-effective, multi-platform advertising programs.

Seasonality

Our revenues have historically been higher during our third fiscal quarter and last half of our fiscal year, coinciding with the start of school and holiday season spending, than in the first half of our fiscal year. In addition, certain of our product offerings, such as “in-school” display media boards, are perceived to be less valuable to advertisers when school is not in session, such as during the summer months and between semester breaks. In fiscal 2006, approximately 32% of our revenue was realized in our third fiscal quarter and approximately 53% in the last half of the fiscal year. In addition, approximately 74% of our operating income, excluding special charges, was realized in our third fiscal quarter and approximately 86% in the last half of the fiscal year.

Intellectual Property

We have registered the Alloy name, among other trademarks, with the United States Patent and Trademark Office (“PTO”) covering certain goods and services. Applications for the registration of certain of our trademarks and service marks are currently pending. In connection with the spinoff of dELiA*s, Inc., we and dELiA*s, Inc. agreed to jointly own certain trademarks and service marks. Requests to divide such marks have been filed with and accepted for filing by the PTO. We also use trademarks, trade names, logos and endorsements of our suppliers and partners with their permission. In addition, we own, alone or jointly with third parties, copyrights, including copyrights to books produced by our Alloy Entertainment division and properties published by our specialty print division. Copyright registrations for Alloy Entertainment books may be filed on our behalf by the publishers of the books. We have not registered any of our other copyrights with the United States Copyright Office.

Government Regulation

We are subject, directly and indirectly, to various laws and governmental regulations relating to our business. Due to the increasing popularity of the Internet and the growth of online services, laws have been enacted relating to pricing and taxing of online commerce, user privacy, freedom of expression, content, advertising, social networking and user generated content, information security and intellectual property rights, and new laws are being considered for adoption on both federal and state levels as well as by many countries throughout the world.

In the United States, the Federal Trade Commission, or the FTC, enforces rules and regulations enacted pursuant to the Children’s Online Privacy Protection Act of 1998, or COPPA, imposing restrictions on the ability of online services to collect information from minors under the age of 13. As a part of our efforts to comply with these requirements, we do not knowingly collect online personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain of our websites in an effort to prohibit persons under the age of 13 from registering. This will likely dissuade some percentage of our customers from using such websites, which may adversely affect our business. While we use our best efforts to ensure that our websites are compliant with COPPA, our efforts may not be successful. If it turns out that one or more of our websites is not COPPA compliant, we may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our business. Other laws protecting the identity of personal information of children online may be adopted in the future, and could have an adverse impact on our business. For example, Michigan and Utah have established registries where parents and others may register instant messenger IDs, mobile text messaging and fax numbers in additional to e-mail addresses to prevent certain types of messages from reaching children in those states.

A number of government authorities both in the United States and abroad, as well as private parties, are increasing their focus on privacy issues and the use of personal information. Well-publicized breaches of data privacy and consumer personal information have caused state legislatures to enact data privacy legislation. Many states, including New York, California and Pennsylvania, have enacted data privacy legislation, including data breach notification laws, and laws penalizing the misuse of personal information in violation of published privacy policies. Data privacy and information security legislation is also being considered at the federal level, which if enacted, could adversely affect our business. In addition to the specific data privacy and data breach statutes, the FTC and attorneys general in several states have investigated the use of personal information by some Internet companies under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. As a result, we review our privacy policies on a regular basis and we believe we are in compliance with relevant federal and state laws. However, our business could be adversely affected if new regulations or decisions regarding the use and/ or disclosure of personal information are made, or if government authorities or private parties challenge our privacy practices, or we experience a significant data or information breach which would require public disclosure under existing notification laws.

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

The European Union Directive on the Protection of Personal Data, as implemented in each of the European Union Member States, may affect our ability to make our websites available in Europe because the United States is deemed by the European Union to provide “inadequate” regulatory protections on data privacy for European users. Similar legislation has been passed in other jurisdictions, including Canada, and may have a similar effect. Legislation governing privacy of personal data provided to Internet companies is in various stages of development and implementation in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective.

Social networking websites are under increased scrutiny. Legislation has been introduced on the state and federal level that could regulate social networking websites. Some of the proposed rules call for more stringent age-verification techniques, attempt to mandate data retention or data destruction by Internet providers, and impose civil and/or criminal penalties on owners or operators of social networking websites. For example, the United States Congress is considering the Deleting Online Predators Act of 2007 which, if enacted in its current form, would require certain schools and libraries to protect minors from online predators in the absence of parental supervision when using commercial networking websites and chatrooms. Such law could potentially limit access to our websites. Similar bills to ban or restrict access to social networking sites have also been introduced on the state level, in states such as Connecticut, Georgia, North Carolina, Oklahoma and Illinois.

Our websites use “cookies” to track demographic information and user preferences. A “cookie” is information keyed to a specific user that is stored on a computer’s hard drive, typically without the user’s knowledge. Cookies are generally removable by the user, although removal could affect the content available on a particular site. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed or if users begin to delete or refuse cookies as a common practice, it could have an adverse affect the ability of our websites to provide effective marketing.

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

Employees

As of January 31, 2007, we had 601 full-time employees, including a sales and marketing force of approximately 226 persons. During fiscal 2006, we employed approximately 2,200 part-time employees who primarily worked on promotional and marketing events.

None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Other Information

Financial information about our segments is summarized in Item 8 of this Annual Report on Form 10-K.

Our corporate website is www.alloymarketing.com. Our periodic and current reports, and any amendments to those reports, are available free of charge through the “Investor Relations” section of our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The items and information on our website are not a part of this Annual Report on Form 10-K.

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

Since our inception in January 1996, we have incurred significant net losses, and as of January 31, 2007, we have an accumulated deficit of approximately $262 million. We have not historically been profitable and were not profitable for the year ended January 31, 2007. Our financial results for two of the past three years have been adversely impacted by impairment charges and our current year results were adversely impacted by a charge related to debt conversions. We cannot provide any assurances that we will not incur similar charges in the future. Even if we were to become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and sustain profitability will negatively impact the market price of our common stock.

A lack of future earnings or future stock issuances by us may limit our ability to use our net operating loss carryforwards.

As of January 31, 2007, we had net operating loss (“NOL”) carryforwards of approximately $35.0 million to offset future taxable income, which expire in various years through 2024, if not utilized. The deferred tax asset representing the benefit of these NOL’s has been offset completely by a valuation allowance due to our history of operating losses and the uncertainty of future taxable income. A lack of future earnings would adversely affect our ability to utilize these NOL’s. In addition, under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of NOL’s that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, imposes limitations on a company’s ability to use NOL’s if a company experiences a more-than-50-percent ownership change over a three-year testing period. We have experienced three such ownership changes in the past and it is possible that a change in our ownership will occur in the future. If we are limited in our ability to use our NOL’s in future years in which we have taxable income, we will pay more taxes currently than if we were able to utilize our NOL’s fully.

Our business may not grow in the future.

Since our inception, we have rapidly expanded our business, growing our revenue from $2 million for fiscal 1997 to $196.1 million for fiscal 2006. Our continued growth will depend to a significant degree on our ability to maintain existing sponsorship and advertising relationships and develop new relationships, to identify and integrate successfully acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and any new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control, including the continuing appeal of our media and marketing properties to consumers, the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services, our ability to attract, train and retain qualified employees and management and our ability to make additional strategic acquisitions. There can be no assurance that we will be able to implement our growth strategy successfully.

We may fail to use our database and our expertise in marketing to consumers successfully, and we may not be able to maintain the quality and size of our database.

The effective use of our database and our expertise in marketing are important components of our business. If we fail to capitalize on these assets, our business will be less successful. As individuals in our database age beyond 24, they may no longer be of significant value to our business. We must therefore continuously obtain data on new individuals in the 10-24 demographic in order to maintain and increase the size and value of our database. If we fail to obtain sufficient new names and information, or if the quality of the information we gather suffers, our business could be adversely affected. Moreover, other focused media businesses possess similar information about some segments of our target market. In addition, as we deploy more capital to purchase additional information for our direct marketing database, we cannot provide any assurances that we will generate sufficiently higher revenue to be able to fully recover the amounts paid for that information. If we fail to demonstrate our ability to fully recover those costs, we may be required to write-down the carrying value of our database. We compete for marketing and advertising revenues based on the comprehensive nature of our database and our ability to analyze and interpret the data in our database. Accordingly, if one or more of our competitors were to create a database similar to ours, or if a competitor were able to analyze its data more effectively than we are able to analyze ours, our competitive position, and therefore our business, could suffer.

Our success depends largely on the value of our brands, and if the value of our brands were to diminish, our business would be adversely affected.

The prominence with advertisers of our Alloy, CCS, dELiA*s and Sconex websites as well as our other media and marketing brands are key components of our business. If our websites or brands lose their appeal to young consumers or to advertisers trying to reach such consumers, our business would be adversely affected. The value of our consumer brands could also be eroded by our failure to keep current with the evolving preferences of our audience. These events would likely also reduce media and advertising sales and adversely affect our marketing services businesses. Moreover, we intend to continue to increase the number of consumers we reach, through means that could include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us with respect to these matters could damage our existing or future brands. If any of these developments occur, our business would suffer and we may be required to write-down the carrying value of our goodwill.

Our revenues and income could decline due to general economic trends, declines in consumer spending and seasonality.

Our revenues are largely generated by discretionary consumer spending or advertising seeking to stimulate that spending. Advertising expenditures and consumer spending all tend to decline during recessionary periods, and may also decline at other times. Accordingly, our revenues could decline during any general economic downturn. In addition, our revenues have historically been higher during our third and fourth fiscal quarters, coinciding with the start of the school year and holiday season spending, than in the first half of our fiscal year. Therefore, our results of operations in any given quarter may not be indicative of our full fiscal year performance.

We may be required to recognize impairment charges.

We are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment that could substantially affect our reported earnings in a period of such change. In fiscal 2004 and fiscal 2005, as a result of our annual impairment reviews, we had to reduce the carrying value of goodwill and indefinite-lived intangible assets.

Additionally, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, (a triggering event), comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to at least its estimated fair value. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. Pursuant to Statement of Financial Accounting Standards

(“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we perform an analysis of the recoverability of certain long-lived assets and have had to record an asset impairment charge in some periods.

Events subsequent to the spinoff of dELiA*s, Inc. could result in significant liability or materially affect our business.

In December, 2005, we effected the spinoff of dELiA*s, Inc. by means of a distribution to our stockholders all of our outstanding shares of common stock of dELiA*s, Inc. that we owned as of the effective date of the spinoff. Under United States federal income tax laws, even though our spinoff of dELiA*s, Inc. qualified for tax-free treatment, we may nevertheless be subject to tax if acquisitions or issuances of either our common stock or dELiA*s, Inc. stock following the spinoff cause our stockholders to subsequently own less than a majority of the outstanding shares of either dELiA*s, Inc. or us. In particular, this tax will apply if such issuances or acquisitions occur as part of a plan or series of related transactions that include the spinoff. If the subsequent acquisitions or issuances of either the stock of dELiA*s, Inc. or our stock triggers this tax, we will be subject to tax on the gain that would have resulted from a sale of dELiA*s, Inc. stock distributed in the spinoff. Because of this, we are limited in undertaking certain corporate actions. These limitations on activity could have a material adverse effect on our ability to generate necessary liquidity or execute other corporate transactions, including restructuring or similar transactions, which could limit the value of our stock. Many of our competitors are not subject to similar restrictions. Therefore, these competitors may have a competitive advantage over us.

Our strategy contemplates strategic acquisitions. Our inability to acquire suitable businesses or to manage their integration could harm our business.

A key component of our business strategy is to expand our reach by acquiring complementary businesses, products and services. We compete with other media and related businesses for these opportunities. Therefore, even if we identify targets we consider desirable, we may not be able to complete those acquisitions on terms we consider attractive or at all. We could have difficulty in assimilating personnel and operations of the businesses we acquire. These difficulties could disrupt our business, distract our management and employees and increase our expenses. Furthermore, we may issue additional equity securities in connection with acquisitions, potentially on terms that could be dilutive to our existing stockholders.

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

Pursuant to an agreement with dELiA*s, Inc., we and dELiA*s, Inc. have agreed to jointly own all data (excluding credit card data) collected through the alloy.com, ccs.com and dELiA*s.com websites and collected offline in connection with our respective businesses, subject to applicable laws and privacy policies and each party is subject to specified restrictions with respect to the use of such data. Upon termination of this agreement, we would not be entitled to any data collected by dELiA*s, Inc., which could adversely affect our business. Also, because we and dELiA*s, Inc. jointly own such database information, certain actions that dELiA*s, Inc. could take, such as breaching its contractual covenants, could result in our losing a significant portion of the competitive advantage we believe our databases provide to us. In such event, our business and results of operations could be adversely affected. In addition, because we have agreed to limitations on our use of that data, we might be unable to sell or license any such data to third parties, which limits our ability to generate revenues from such data.

Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.

Our intellectual property, including trademarks and copyrights, are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our intellectual property, or our inability to continue to use any such intellectual property, could diminish the value of our brands and have a negative impact on our business. We are also subject to the risk that we may infringe on the intellectual property rights of third parties. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay royalties or license fees. As a result, any such claim could have a material adverse effect on our operating results.

In addition, in connection with the spinoff of dELiA*s, Inc., with respect to certain Alloy and CCS trademarks and servicemarks, we agreed with dELiA*s, Inc. that we and they will become joint owners by assignment of such trademarks and servicemarks. We and dELiA*s, Inc. filed instruments with PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses. Even though these applications have been accepted for filing by the PTO, we cannot assure you that the PTO will grant such request, and in such event we would need to enter into long-term agreements with dELiA*s, Inc. regarding our respective use of those trademarks and servicemarks. We may have a more difficult time enforcing our rights arising out of any breach by dELiA*s, Inc. of any such agreement than we would enforcing a infringement of our trademarks were the PTO to grant the requested division. In such event, our business and results of operations could be adversely affected.

Risks Relating to Government Regulations and Litigation

Changing laws, rules and regulations and legal uncertainties could adversely affect our business, financial condition and results of operations.

Unfavorable changes in existing, or the promulgation of new, laws, rules and regulations applicable to us and our businesses, including those relating to the Internet, online commerce, social networking and user-generated content, the regulation of adware and other downloadable applications, broadband and telephony services, consumer protection and privacy, including requirements for criminal background checks for subscribers to online dating services, and sales, use, value-added and other taxes, could decrease demand for our products and services, increase costs and/or subject us to additional liabilities, which could adversely affect our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to these and other areas.

We also face risks due to a failure to enforce or legislate, particularly in the area of network neutrality, where governments might fail to protect the Internet’s basic neutrality as to the services and sites that users can access through the network. Such a failure could limit our ability to innovate and deliver new features and services, which could harm our business. The United States Congress is currently considering changes to the existing regulatory regime, including bills to prohibit broadband network discrimination. This proposed legislation would prevent broadband network operators from interfering with the ability of consumers to access the Internet, as well as from charging businesses for the distribution and carriage of online content and services over their networks. No assurances can be given that this or any other legislation prohibiting or otherwise limiting broadband network discrimination will be adopted.

There are also legislative proposals pending before the United States Congress and various state legislative bodies regarding online privacy, social networking, data security and regulation of adware and other downloadable applications, and the continued growth and development of online commerce may continue to prompt calls for more stringent consumer protection laws, which may impose additional burdens on us and online businesses generally.

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

We could face liability from, or our ability to conduct business could be adversely affected by, government and private actions concerning privacy and social networking.

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

Legislation has been introduced on both the state and federal level that would impose some level of regulation on social networking. The proposed legislation could require for more stringent age-verification techniques or mandate data retention or data destruction by Internet providers. Our business could be adversely affected by such legislation if passed.

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

The price of our common stock has been, and is likely to continue to be, volatile. In addition, the stock market in general, and companies whose stock is listed on The NASDAQ Stock Market LLC, including marketing and media companies, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

In addition, our stock price may fluctuate significantly as a result of many factors. These factors, some or all of which are beyond our control, include:

•	actual or anticipated fluctuations in our quarterly and annual operating results;

•	changes in expectations as to our future financial performance or changes in financial estimates of security analysts;

•	success of our operating and growth strategies;

•	realization of any of the risks described in these risk factors; and

•	lack of significant trading history since the spinoff and relatively low trading volume of our common stock.

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

Provisions of Delaware law, our Restated Certificate of Incorporation, as amended, or our Bylaws, as amended, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

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

We do not own any real property. The following table sets forth information regarding facilities leased as of January 31, 2007 that we believe to be important to our operations. We believe our facilities are well maintained, in good operating condition and generally suitable and adequate to meet our current needs. We believe that if additional or alternative space is needed in the future, such space will be available on commercially reasonable terms as needed.

Location	Use	Approximate Square Footage
New York, NY	Corporate, advertising and sales office	40,000
Chicago, IL	Advertising and sales office	16,000
Los Angeles, CA	Advertising and sales office	7,400
Boston, MA	Advertising and sales office	18,000
Cranbury, NJ	Advertising and sales office, AMP warehouse	60,000
West Trenton, NJ	OCM office and warehouse	37,000
Chambersburg, PA	OCM warehouse	160,000

Item 3.	Legal Proceedings

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against Alloy, the individual defendants and the underwriters of our initial public offering. The amended complaint asserted violations of Section 10(b) of the Exchange Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to Alloy, the court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Alloy participated in court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the court. Any definitive settlement, however, will require final approval by the court after notice to all class members and a fairness hearing. The fairness hearing was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to six focus group cases and remanded the matter for further consideration. On January 5, 2007, Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit. The District Court has deferred consideration of final approval of the settlement pending the disposition of Plaintiffs’ Petition. If final approval is obtained, all claims against Alloy and the individual defendants will be dismissed with prejudice.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

In connection with the spinoff, Alloy stockholders of record as of December 7, 2005 received a pro-rata distribution in a ratio of one share of dELiA*s, Inc. common stock for every two shares of Alloy common stock held, and a cash payment in lieu of any fractional shares. Shares of Alloy common stock traded after the record date and before the close of trading on December 19, 2005 traded with the right to receive the shares of dELiA*s, Inc. common stock issued in the spinoff. Beginning December 20, 2005, Alloy shares no longer included the value of dELiA*s, Inc. The distribution resulted in Alloy stockholders receiving approximately 99.3% of the outstanding shares of dELiA*s, Inc. common stock. The other approximately 0.7% of the outstanding dELiA*s, Inc. shares were sold to senior executives of dELiA*s, Inc. in a private placement on December 12, 2005. The trading of the dELiA*s, Inc. common stock on The NASDAQ Stock Market LLC began on December 19, 2005 under the ticker symbol “DLIA” and Alloy continues to trade on The NASDAQ Stock Market LLC under the symbol “ALOY”.

Reverse Stock Split

We effected a one-for-four reverse stock split on February 1, 2006. As a result of the reverse stock split, each four shares of Alloy common stock was converted and reclassified as one share, thereby reducing the number of shares of common stock outstanding. Alloy did not issue any fractional shares in connection with the reverse stock split. Stockholders holding fractional shares were entitled to a cash payment equal to the fraction to which such stockholders would otherwise be entitled, multiplied by $2.81, the closing price of Alloy common stock on January 31, 2006, the day before the reverse stock split. The reverse stock split affected all shares of Alloy’s common stock, including those shares underlying stock options, warrants and the 5.375% Senior Convertible Debentures due August 1, 2023 (“Convertible Debentures”) outstanding as of the close of trading on January 31, 2006.

All share and per share amounts in this Annual Report on Form 10-K have been restated to retroactively reflect the reverse stock split unless otherwise noted.

Our common stock has traded on The NASDAQ Global Market of The NASDAQ Stock Market LLC under the symbol “ALOY” since our initial public offering in May 1999. The last reported sale price for our common stock on March 23, 2007 was $11.74 per share. The table below sets forth the high and low sale prices for our common stock during the periods indicated.

	Common Stock Price
	High	Low
Fiscal 2006 (Fiscal year ended January 31, 2007)
First Quarter	$14.30	$10.90
Second Quarter	12.81	9.45
Third Quarter	13.95	9.60
Fourth Quarter	13.88	10.32

	Common Stock Price
	High **	Low **
Fiscal 2005 (Fiscal year ended January 31, 2006)
First Quarter	$28.44	$15.76
Second Quarter	22.84	16.92
Third Quarter	22.80	17.92
Fourth Quarter	29.32	9.92

These prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

**	Common stock prices presented are not adjusted for the effects of the spinoff of dELiA*s, Inc.

Stockholders

As of June 9, 2006, there were approximately 169 holders of record of our common stock, several of which represent “street accounts” of securities brokers. Based on the number of proxies requested by brokers in conjunction with our 2006 Annual Meeting of Stockholders, we estimate that the total number of beneficial holders of our common stock exceeds 3,400.

Dividends

We have never declared or paid cash dividends on our common stock. Currently, we intend to retain any future earnings to finance the growth and development of our business and we do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

Not applicable.

PERFORMANCE GRAPH

The following graph compares the annual cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 31, 2002 and plotted at the end of each of our subsequent fiscal years (January 31, 2003, 2004, 2005, 2006 and 2007), in each of (a) our common stock, (b) the Russell 2000 Index and (c) the NASDAQ Composite Index. We have not paid any dividends on our common stock and no dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph lines merely connect quarter-end dates and do not reflect fluctuations between those dates.

(1)	The Company completed a spinoff of dELiA*s, Inc. on December 19, 2005.
(2)	The Company effected a one-for-four reverse stock split of our common stock on February 1, 2006.

ASSUMES $100 INVESTED ON JANUARY 31, 2002

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDED JANUARY 31, 2007

	Fiscal Year Ended
Company/Index/Market	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07
ALLOY, INC.	100.00	23.58	24.70	32.88	15.00	15.85
NASDAQ STOCK MARKET (U.S.)	100.00	67.71	106.18	110.50	128.60	128.35
RUSSELL 2000	100.00	78.13	123.46	134.17	159.51	176.17

Issuer Purchases of Equity Securities

(Amounts in thousands, except per share amounts)

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2003, the Company repurchased 150 shares for approximately $3.0 million under this plan. The Company has not repurchased any additional shares under this plan through January 31, 2007 and has an unused authorization of approximately $7.0 million.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2006:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
November 2006	—		$—	—	$7,000
December 2006	6	(1)	0.01	—	7,000
	952	(1)	10.50	—	7,000
January 2007	30	(2)	11.87	—	7,000
	2	(3)	$0.01	—	7,000

Total	990			—	$7,000

(1)	On December 19, 2006, we entered into a Stock Repurchase Agreement with Matthew L. Feshbach, who was a member of our Board of Directors at the time, and certain entities controlled by Mr. Feshbach, pursuant to which we repurchased (i) 952 shares of our common stock held by MLF Offshore Portfolio Company, L.P., our largest shareholder and an entity controlled by Mr. Feshbach, at a price per share of $10.50, for an aggregate purchase price of $10.0 million dollars and (ii) 6 shares of unvested restricted stock which had been issued to Mr. Feshbach for his service on our board of directors, at a price of $0.01 per share. Mr. Feshbach also resigned from our board of directors effective December 19, 2006.
(2)	Represent shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Global Market on the date of the surrender.
(3)	Represent shares of unvested restricted stock repurchased by the Company from employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of our standard form of restricted stock agreement.

Item 6.	Selected Financial Data.

(Amounts in thousands, except per share amounts)

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended January 31, 2007. The selected financial data for each of the five years in the period ended January 31, 2007 have been derived from the consolidated financial statements of the Company. The foregoing consolidated financial statements and the information below should be read in conjunction with our audited financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Fiscal years ended January 31,
	2007(1)	2006	2005(2)	2004(3)	2003(4)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total revenue	$196,104	$195,324	$184,208	$185,025	$131,758

Expenses:
Operating	164,729	163,487	161,057	154,280	73,859
General and administrative	15,197	14,893	19,926	13,980	10,635
Depreciation and amortization	3,365	4,973	7,930	9,708	5,208
Special charges	127	36,219	73,268	2,035	1,828

Total expenses	183,418	219,572	262,181	180,003	91,530

Operating income (loss)	12,686	(24,248)	(77,973)	5,022	40,228
Interest income (expense), net	(1,262)	(3,345)	(3,911)	(1,553)	1,782
Debt conversion expense	(17,904)	—	—	—	—
Other items, net	(3)	(27)	(365)	(298)	(3)
Income taxes	(750)	(363)	(158)	(3,841)	(288)

Income (loss) from continuing operations	(7,233)	(27,983)	(82,407)	(670)	41,719
Loss from discontinued operations(5)	—	(7,525)	(9,374)	(74,545)	(18,424)

Net (loss) income	(7,233)	(35,508)	(91,781)	(75,215)	23,295
Preferred stock dividends and accretion of discount	—	(620)	(1,608)	(1,944)	(2,100)

Net (loss) income attributable to common stockholders	$(7,233)	$(36,128)	$(93,389)	$(77,159)	$21,195

Basic net (loss) earnings per share:
Continuing operations	$(0.58)	$(2.41)	$(7.74)	$(0.07)	$4.34

Discontinued operations	—	(0.65)	(0.88)	(7.24)	(1.92)

Attributable to common stockholders	$(0.58)	$(3.12)	$(8.77)	$(7.50)	$2.21

Diluted net (loss) earnings per share:
Continuing operations	$(0.58)	$(2.41)	$(7.74)	$(0.07)	$4.16

Discontinued operations	—	(0.65)	(0.88)	(7.24)	(1.84)

Attributable to common stockholders	$(0.58)	$(3.12)	$(8.77)	$(7.50)	$2.12

Weighted average basic shares outstanding	12,541	11,598	10,652	10,294	9,609

Weighted average diluted shares outstanding	12,541	11,598	10,652	10,294	10,018

(1)	Results for the fiscal year ended January 31, 2007 include the operations of Sconex from the time it was acquired in March 2006. As a result of adopting SFAS 123R, Accounting for Stock Based Compensation (“SFAS 123R”), loss from continuing operations before income taxes for the year ended January 31, 2007 was $1,556 greater than if the Company had continued to account for the share-based compensation under APB 25.

(2)	Results for the fiscal year ended January 31, 2005 include the operations of Insite Advertising from the time it was acquired in March 2004.
(3)	Results for the fiscal year ended January 31, 2004 include the operations of On-Campus Marketing and its divisions from the time they were acquired in May 2003 and CollegeClub.com from the time it was acquired in November 2003.
(4)	Results for the fiscal year ended January 31, 2003 include the operations of Student Advantage Marketing Group, Market Place Media, YouthStream Media Networks, and Career Recruitment Media from the time they were acquired in May, July, August and November 2002, respectively.
(5)	Represents the discontinued operations of dELiA*s, Inc. which was spun off to Alloy stockholders on December 19, 2005, and Dan’s Competition (“DCR”) which was sold in June 2005.

	At January 31,
	2007	2006	2005	2004	2003
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$6,366	$39,631	$18,634	$26,359	$34,611
Marketable securities	21,145	1,200	6,341	24,599	23,169
Working capital—continuing operations	33,457	45,852	33,320	41,416	37,586
Working capital—discontinued operations	—	—	1,580	(9,124)	8,151

Working capital	33,457	45,852	34,900	32,292	45,737
Assets—continuing operations	196,566	219,488	232,926	322,228	320,244
Assets—discontinued operations	—	—	121,655	127,781	114,356

Total assets	196,566	219,488	354,581	450,009	434,600
Convertible redeemable preferred stock, net	—	—	16,042	14,434	15,550
Convertible Debentures	1,397	69,300	69,300	69,300	—
Total stockholders’ equity	$162,671	$105,184	$192,721	$281,295	$345,442

There were no cash dividends paid on our common stock during the periods presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In fiscal 2005, we divested the businesses comprising our direct marketing and retail business segments. More specifically, in June 2005 we sold our Dan’s Competition business, or DCR, and in December 2005, we completed a spinoff of dELiA*s, Inc. to our shareholders which included the dELiA*s, CCS and Alloy merchandise businesses. Accordingly, the results of operations of our direct marketing and retail business are reported as discontinued operations for all periods presented. In addition, on February 1, 2006, we effected a one-for-four reverse stock split of our common stock. All share and per share amounts have been restated to retroactively reflect the stock split unless otherwise stated.

Executive Summary

Alloy is a non-traditional media and marketing services company that primarily targets the youth demographic segment comprising persons in the United States between the ages of 10 and 24, although we also reach consumers outside of this group. We operate our business through three operating segments—Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our Alloy Marketing and Promotion business (“AMP”), on-campus marketing unit (“OCM”) and sampling divisions. Our Media segment is comprised of company-owned entertainment media assets, including our out-of-home, Internet, database, specialty print, and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize our wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, and college guides, giving us significant reach into our target demographic audience and providing our advertising clients with significant exposure to the youth market.

A variety of factors influence our revenue, including but not limited to: (i) economic conditions and the relative strength or weakness of the United States economy, (ii) advertiser and consumer spending patterns, (iii) the value of our consumer brands and database, (iv) the continued perception by our advertisers and sponsors that we offer effective marketing solutions, (v) use of our websites, and (vi) competitive and alternative advertising mediums. In addition, our business is seasonal, with approximately 32% of our revenue and 74% of our operating income, excluding special charges, being realized in our third fiscal quarter (back-to-school season) and approximately 53% and 86%, respectively, in the second half of the fiscal year. Quarterly comparisons are also affected by these factors.

We intend to continue to expand our Media segment through acquisition and internally generated growth, as we believe this segment provides the greatest opportunity to increase long-term profitability and shareholder value. In this regard, we completed the acquisition of Sconex, Inc. in March 2006. Sconex offers a social networking website for high school students. While Sconex is a relatively young company, we believe that it will continue to gain new users through word of mouth, virally, and as a result of the support our media properties can provide. In addition, we entered into a multi-year agreement with a third party to expand our display media board offerings to include laundry rooms on college and university campuses. We also plan to continue to try to maximize profitability, not necessarily growth, in our Promotion and Placement segments. In addition, we also believe our business should continue to grow as we strive to capitalize on the following key assets:

•

Broad Access. We are able to reach a significant portion of targeted consumers by: (i) producing a wide range of college guides, books and recruitment publications; (ii) owning and operating over 60,000 display media boards on college and high school campuses throughout the United States; (iii) placing advertising in over 2,900 college and high school newspapers; and (iv) maintaining and expanding our ability to execute large scale promotional service programs.

•

Comprehensive Database. As of January 31, 2007, our database contained information on millions of individuals. In addition to names and addresses, our database contains a variety of valuable information that may include age, postal address, stated interests, on-line behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties and marketing services, as well as through acquisitions of companies that have database information and by purchasing or licensing the information from third parties. We analyze this data in detail, which we believe enables us to not only offer advertisers cost-effective ways of reaching highly targeted audiences but also to improve response rates from our own direct marketing sales efforts.

•

Established Marketing Franchises. Our principal marketing franchises are well known by youth market consumers and by advertisers that target this market. For advertisers, Alloy Media + Marketing, the umbrella name for all of our media and marketing brands, as well as many of our company-owned brands have a history in creating and implementing advertising and marketing programs targeting the youth market.

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

Revenue

Revenues for each business segment for the fiscal years ended January 31, 2007, 2006 and 2005 were as follows:

	Fiscal years ended January 31,
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Promotion	$95,978	49%	$93,831	48%	$86,501	47%
Media	46,289	24	42,965	22	39,004	21
Placement	53,837	27	58,528	30	58,703	32

Total revenue	$196,104	100%	$195,324	100%	$184,208	100%

Revenue for fiscal 2006 increased $780, compared with fiscal 2005. The increase was attributable to strength in our Promotion and Media segments, in which revenue increased by $2,147 and $3,324, respectively, partially offset by a $4,691 decrease in Placement revenue.

Promotion segment revenue in fiscal 2006 increased 2.3% compared with fiscal 2005. The increase was attributable to higher revenue in our sampling business ($5,600) and increased on-campus marketing sales ($4,500), partially offset by lower revenue in the Alloy Marketing and Promotion business due principally to the termination of a mall marketing sponsorship program ($6,600).

In fiscal 2006, Media segment revenue increased 7.7% compared with fiscal 2005. The increase was principally attributable to an approximate $2,500 increase in out-of-home and interactive revenue and a $1,400 increase in entertainment, education and print revenues, partially offset by the non-recurrence of revenue associated with the Warner Bros. release of the feature film The Sisterhood of the Traveling Pants, based on Alloy Entertainment’s best-selling book.

Placement segment revenue decreased 8.0% in fiscal 2006 from fiscal 2005 primarily as a result of an approximate 25% decrease in multicultural newspaper and broadcast revenue, partially offset by higher college newspaper revenue.

Revenue for fiscal 2005 increased $11,116, or 6.0%, compared with fiscal 2004. The increase was attributable to strength in our Promotion and Media segments, in which revenue increased by $7,330 and $3,961, respectively, partially offset by a $175 decrease in Placement segment revenue. In fiscal 2005, we were more selective in the type of business promotion we accepted by rejecting business that did not meet minimum profit expectations.

Promotion segment revenue in fiscal 2005 increased 8.5% compared with fiscal 2004. The increase was attributable to increases in mall marketing (approximately $4,400) and an increase in on-campus sampling and product offerings (approximately $4,000), partially offset by the loss of programs for certain clients due to territory shifts (approximately $3,600), as well as a more selective business acceptance process as we implemented minimum customer profitability requirements.

In fiscal 2005, Media segment revenue increased 10.2% compared with fiscal 2004. The increase was principally attributable to an approximate $3,700 increase in our out-of-home business, and an approximate $1,500 increase in revenue attributable to college guides and databases, partially offset by an approximate $1,200 decrease in print ads.

Placement segment revenue decreased nominally in fiscal 2005 from fiscal 2004.

We expect our revenue in the fiscal year ending January 31, 2008 (“fiscal 2007”) to increase compared with fiscal 2006, resulting primarily from the expansion of our Media segment and improvements to our product and service offerings.

Expenses

Operating costs

Operating costs for the years ended January 31, 2007, 2006, and 2005 were as follows:

	Fiscal years ended January 31,
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$84,949	52%	$86,657	53%	$87,977	55%
Selling expenses	53,119	32	50,426	31	48,951	30
Other operating costs	26,661	16	26,404	16	24,129	15

	$164,729	100%	$163,487	100%	$161,057	100%

Operating costs increased $1,242, or 0.8%, to $164,729 in fiscal 2006 from $163,487 in fiscal 2005 and increased $2,430, or 1.5%, in fiscal 2005 from $161,057 in fiscal 2004. The increase in operating costs in fiscal 2006 was principally attributable to (i) higher cost of goods sold in our on-campus marketing business ($2,000) due to increased revenue (ii) higher permits and shipping expenses ($1,700); (iii) higher stock-based compensation expense ($1,700); (iv) higher advertising expenses and higher incentive compensation ($800), and (vi) operating costs attributable to our March 2006 acquisition of Sconex, partially offset by the termination of the mall marketing program, the effects of a fiscal 2005 cost reduction program and lower bad debt expense ($5,000).

Operating costs increased $2,430, or 1.5%, to $163,487 in fiscal 2005 from $161,057 in fiscal 2004. The increase in operating costs in fiscal 2005 was principally attributable to (i) an increase in selling expenses attributable to higher incentive compensation ($1,486), and (ii) higher occupancy costs ($967), advertising ($551) and shipping expenses ($451), partially offset by the effects of a fiscal 2005 cost reduction program.

We currently anticipate that operating costs will increase in fiscal 2007 compared with fiscal 2006 due to additional expenditures in our media assets, normal recurring contractual cost increases, personnel increases and variable costs attributable to increasing our Promotion segment’s revenue.

General and administrative

General and administrative expenses increased $304, or 2.0%, to $15,197 in fiscal 2006 from $14,893 in fiscal 2005 and decreased $5,033, or 25.3%, in fiscal 2005 from $19,926 in fiscal 2004. The increase in fiscal 2006 was principally attributable to higher non-cash stock-based compensation expense ($786) and personnel expenses, partially offset by a decrease in professional fees and insurance costs.

The fiscal 2005 decrease was principally attributable to a reduction in accounting fees ($1,731), non-cash restricted stock compensation ($1,275), rent ($1,179), legal expenses ($584) and general insurance ($523), partially offset by an increase in bonuses ($977).

We anticipate that general and administrative expenses will increase in fiscal 2007 compared with fiscal 2006 due to higher compensation costs.

Depreciation and amortization

Depreciation and amortization decreased $1,608, or 32.3%, to $3,365 in fiscal 2006 from $4,973 in fiscal 2005 and decreased $2,957, or 37.3%, in fiscal 2005 from $7,930 in fiscal 2004. The decrease in fiscal 2006 was principally attributable to lower amortization of intangible assets and lower depreciation and amortization of fixed assets as more assets became fully depreciated. The decrease in fiscal 2005 was principally attributable to lower amortization of intangible assets and lower depreciation and amortization of fixed assets.

We currently anticipate that depreciation and amortization will increase in fiscal 2007 compared with fiscal 2006, due to increased capital expenditures.

Special charges

Special charges decreased $36,092, or 99.6%, to $127 in fiscal 2006 and decreased $37,049, or 50.6%, to $36,219 in fiscal 2005 from $73,268 in fiscal 2004. The decrease in special charges in fiscal 2006 is primarily because we did not record any impairment charges during fiscal 2006. Included in special charges for fiscal 2005 were non-cash impairment charges aggregating $32,703 and $3,516 of costs associated with the spinoff of dELiA*s, Inc. In fiscal 2004, special charges included non-cash impairment charges aggregating $72,863 and restructuring and spinoff costs of $405. The non-cash impairment charges resulted from performing annual impairment testing in accordance with SFAS 142 and SFAS 144.

Income (Loss) from Operations

Operating income (loss) for each business segment for the fiscal years ended January 31, 2007, 2006 and 2005 were as follows:

	Fiscal years ended January 31,
	2007	2006	2005
Promotion	$11,077	$9,740	$(20,118)
Media	6,638	(8,077)	(47,250)
Placement	5,629	(12,619)	2,825
Corporate	(10,658)	(13,292)	(13,430)

Total operating income (loss) from continuing operations	$12,686	$(24,248)	$(77,973)

In fiscal 2006, operating income increased $36,934 to $12,686 compared with an operating loss of $24,248 in fiscal 2005. In fiscal 2005, operating loss decreased $53,725, or 68.9%, from $77,973 in fiscal 2004. The operating income in fiscal 2006 is primarily attributable to lower special charges, higher revenue and program profitability, and lower depreciation and amortization, partially offset by higher stock-based compensation expense ($2,518). The operating loss in fiscal 2005 decreased as compared to fiscal 2004, principally as a result of a decline in special charges and higher revenue.

The Promotion segment operating income increased $1,337 or 13.7 % to $11,077 in fiscal 2006 from $9,740 in fiscal 2005, and increased $29,858 to $9,740 in fiscal 2005 from an operating loss of $20,118 in fiscal 2004. The increase in fiscal 2006 was primarily attributable to higher OCM and sampling profitability and lower depreciation and amortization ($367), partially offset by the non-recurrence of a mall marketing promotion. The increase in fiscal 2005 was primarily attributable to the non-recurrence of a fiscal 2004 impairment charge ($21,183), income from mall marketing services and improved cost management for promotion based events.

The Media segment operating income increased $14,715 to $6,638 in fiscal 2006 from an operating loss of $8,077 in fiscal 2005 and decreased $39,173 in fiscal 2005 from an operating loss of $47,250 in fiscal 2004. The increase in operating income in fiscal 2006, is primarily attributable to the non-recurrence of non-cash impairment charges ($14,833), higher operating profitability in our out-of-home and interactive businesses and lower depreciation and amortization ($524), partially offset by higher stock-based compensation expenses ($973) and the non-recurrence of income generated from the Warner Bros. release of The Sisterhood of the Traveling Pants movie, based on Alloy Entertainment’s best-selling book. In fiscal 2005 and 2004, the Media segment operating loss included special charges related to non-cash impairment charges of $14,833 and $50,990, respectively. The decrease in operating loss in fiscal 2005 was primarily attributable to the $36,157 reduction in impairment charges and an increase in out-of-home profitability due to higher revenue.

The Placement segment operating income increased $18,248 to $5,629 in fiscal 2006 from an operating loss of $12,619 in fiscal 2005. The Placement segment operating income decreased $15,444 to an operating loss of $12,619 in fiscal 2005 from operating income of $2,825 in fiscal 2004. The increase in operating income in fiscal 2006 was principally attributable to the non-recurrence of non-cash impairment charges of $17,870, lower depreciation and amortization ($441) and a reduction in operating costs in our newspaper business, partially offset by higher stock-based compensation expense ($130). The decrease in operating income in fiscal 2005 was primarily attributable to a $17,870 non-cash impairment charge, partially offset by non-recurrence of transition expenses related to moving operations from California to New York.

The Corporate segment operating loss decreased $2,634, or 19.8%, to $10,658 in fiscal 2006 from $13,292 in fiscal 2005 and decreased $138 in fiscal 2005 from $13,430 in fiscal 2004. The fiscal 2006 decrease in operating loss was principally attributable to lower special charges, related to the December 2005 spin-off of dELiA*s, Inc., and lower professional fee and insurance expenses, partially offset by higher stock-based compensation expense ($916). The fiscal 2005 decrease in operating loss was principally attributable to a reduction in accounting fees, non-cash restricted stock compensation, rent and insurance, partially offset by expenses attributable to the dELiA*s, Inc. spinoff and higher bonuses.

We currently anticipate that operating income from continuing operations will increase slightly in fiscal 2007.

Net Interest Expense

Net interest expense decreased $2,083, or 62.3%, to $1,262 in fiscal 2006 from $3,345 in fiscal 2005 and decreased $566, or 14.5% from $3,911 in fiscal 2004. The decrease in interest expense in fiscal 2006 is primarily attributable to the decrease in interest on our Convertible Debentures as a result of the conversion of 98.0% of the face amount of our Convertible Debentures to common stock. Interest expense in fiscal 2005 and 2004 is attributable to the interest on our Convertible Debentures along with the related amortization of deferred debt issuance costs ($512). In fiscal 2005, our interest income increased $547 from interest income earned in fiscal 2004 due to higher cash balances and interest rates.

We currently anticipate that interest expense will be less than $100 in fiscal 2007 due to the reduction in debt and interest income will decrease due to lower cash balances.

Income Taxes

Income tax expense for fiscal 2006, 2005 and 2004, was $750, $363, and $158, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for fiscal 2006, 2005 and 2004 were primarily due to the alternative minimum tax and state income taxes. In addition, the fiscal 2006 expense also included an estimate for additional state taxes we may owe as a result of audits of prior year returns.

Weighted-Average Shares

As a result of incurring a net loss from continuing operations for all periods presented, basic and diluted weighted-average shares outstanding are equivalent, as common stock equivalents from the conversion of our Convertible Debentures and from stock options and warrants would be anti-dilutive.

Weighted-average shares outstanding increased by 943 shares, or 8.1%, to 12,541 in fiscal 2006 from 11,598 in fiscal 2005 and increased 946, or 8.9%, in fiscal 2005 from 10,652 in fiscal 2004. The increase in fiscal 2006 was principally attributable to the issuance of additional shares as a result of the conversion of our Convertible Debentures to common stock, partially offset by the effect of our fourth quarter repurchase of common stock. The increase in fiscal 2005 was principally attributable to the conversion to common stock of our Series B redeemable convertible preferred stock in June 2005.

Loss from Continuing Operations

Loss from continuing operations decreased $20,750, or 74.2%, to $7,233 ($0.58 per share) in fiscal 2006 from $27,983 ($2.41 per share) in fiscal 2005 and decreased $54,424 in fiscal 2005 from $82,407 ($7.74 per share) in fiscal 2004. The decrease in loss from continuing operations in fiscal 2006, is due primarily to a reduction in special charges, depreciation and interest expense and an increase in interest income partially offset by higher stock-based compensation expense and income taxes. The decrease in fiscal 2005 was principally attributable to lower impairment charges in fiscal 2005 compared with the fiscal 2004 impairment charges.

Net Loss from Discontinued Operations

Net loss from discontinued operations decreased $1,849 to $7,525 ($0.65 per share) in fiscal 2005 from $9,374 ($0.88 per share) in fiscal 2004. Included in discontinued operations are those businesses which comprised our direct marketing and retail segments, including our DCR, dELiA*s Inc., CCS and Alloy merchandise brands. DCR was sold in June 2005 and dELiA*s, Inc. was spun off to our stockholders on December 19, 2005.

Net Loss

Net loss decreased $28,275, or 79.6%, to $ 7,233 in fiscal 2006 from $35,508 in fiscal 2005 and decreased $56,273, or 61.3%, from $91,781 in fiscal 2004.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $28,895, or 80.0%, to $7,233 ($0.58 per share) in fiscal 2006 from $36,128 ($3.12 per share) in fiscal 2005 and decreased $57,261, or 61.3%, to $93,389 ($8.77 per share) in fiscal 2004. The difference between net loss and net loss attributed to common stockholders is non-cash dividends related to our Series B redeemable convertible preferred stock, which was fully converted to our common stock in June 2005.

Liquidity and Capital Resources

We continually project our anticipated cash requirements, which include working capital needs, potential acquisitions and interest payments. Funding requirements are financed primarily through our operations, the sale of equity, or through equity-linked and debt securities.

At January 31, 2007, our principal sources of liquidity were our cash and cash equivalents of $6,366 and marketable securities of $21,145. We believe that our sources of liquidity are adequate to fund our ongoing operating requirements. However, if our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash provided by operating activities increased $2,103 to $7,428 in fiscal 2006 compared with $5,325 in fiscal 2005. The increase in cash provided by operating activities was primarily attributable to a reduction in accounts receivable due to improved collections, partially offset by the $16,915 spent on effecting debt conversions. We anticipate that we will be able to keep our days sales outstanding balance between 65 and 70 days.

Cash used in investing activities was approximately $23,506 in fiscal 2006 compared with cash provided by investing activities of $5,177 (excluding net cash provided by investing activities by discontinued operations) in fiscal 2005. The use of cash in fiscal 2006 was principally attributable to the purchase of marketable securities. Capital expenditures increased $1,660, to $2,403 in fiscal 2006 compared with $743 in fiscal 2005. Excluding our cash needs to complete acquisitions of companies, we do not spend significant amounts of cash on fixed assets and accordingly, we expect our ongoing capital expenditures to be in the range of $1,000—$1,500 on an annual basis. However, due to planned investments in out-of-home and interactive assets, and the remodeling of our New York office, we expect capital expenditures for fiscal 2007 to be in the range of $3,000 to $4,000. In addition, we plan on enhancing the value of our direct marketing database by significantly increasing the amount spent on purchasing information from third parties.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of January 31, 2007, our unused repurchase authorization for our common stock was approximately $7,016. In addition, on December 19, 2006 the Company’s board of directors, in a separate action, authorized and approved the repurchase of 952 shares of our common stock at $10.50 per share from MLF Offshore Portfolio Company, which is controlled by Matthew L. Feshbach, whom, at that time, was the Company’s largest shareholder and a director. In addition, we repurchased 6 shares of our restricted stock held by Mr. Feshbach at a price per share of $0.01. As part of the agreement, Mr. Feshbach also resigned from Alloy’s board of directors, effective December 19, 2006.

As more fully discussed in Note 10 to our consolidated financial statements, at January 31, 2007, we had $1,397 of Convertible Debentures outstanding. As a result of our spinoff of dELiA*s, Inc., each $1,000 principal amount of our Convertible Debentures is now convertible into 29.851 shares of our common stock and 59.702 shares of dELiA*s, Inc. common stock. Therefore, if the remaining issuance were to be converted, we would be required to issue an aggregate of approximately 42 shares of our common stock and dELiA*s, Inc. would be required to issue an aggregate of approximately 83 shares of its common stock. We are responsible for paying interest on the entire face amount of the Convertible Debentures, and if not converted to common stock, are responsible entirely for the repayment of the Convertible Debentures. During the last half of fiscal 2006, holders of 98.0%, or $67,903 principal amount, of the Convertible Debentures converted their holdings into Alloy and dELiA*s, Inc. common stock. In addition to Alloy and dELiA*s, Inc. issuing the requisite number of shares required pursuant to the Indenture under which the Convertible Debentures were issued, we also paid each of those holders varying cash payments for agreeing to convert their Convertible Debentures. Accordingly, we recorded an expense during fiscal 2006 of approximately $17,904 related to these conversions. The charge is comprised of the cash paid to holders and other costs of the transaction in the amount of $16,965 and the write-off of the unamortized balance of deferred debt issuance costs attributable to the Convertible Debentures of $939. Additional consideration paid to holders upon conversion of the Convertible Debentures to common stock will be charged to expense in the period it is paid to the holders. The gain which resulted from extinguishment of the debt (before considering any additional consideration to be paid) was recorded as an adjustment to stockholders’ equity. We may make future cash payments to induce the remaining holders of our Convertible Debentures to elect to convert their holdings to common stock.

Net cash used by financing activities increased principally due to the repurchase of $10,000 of common stock and the payment of amounts owed dELiA*s, Inc. as a result of the spinoff in December 2005.

Contractual Obligations

The following table presents our significant contractual obligations as of January 31, 2007:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Convertible Debentures(a)	$1,397	$—	$—	$—	$1,397
Operating lease obligations(b)	13,703	3,391	5,709	3,522	1,081
Capital lease obligations (including interest)(c)	101	43	40	18	—
Purchase obligations(d)	17,220	16,022	493	705	—

Total	$32,421	$19,456	$6,242	$4,245	$2,478

(a)	The Convertible Debentures may be redeemed after August 1, 2008 at the option of the Company or on August 1, 2008, 2013 and 2018 at the option of the holders.
(b)	Our long-term noncancelable operating lease commitments are for office space, warehouse facilities and equipment.
(c)	Our long-term noncancelable capital lease commitments are for equipment.
(d)	Our purchase obligations are primarily related to inventory commitments and service agreements.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments including those related to allowances for doubtful accounts, useful lives of fixed assets and intangible assets, including purchased domain names, mailing lists and marketing rights, inventory obsolescence, income tax valuation allowances and other contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity.

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

Estimated Useful Lives of Fixed Assets and Intangible Assets

We estimate the useful lives of fixed assets and intangible assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The useful lives, which are disclosed in Note 2 of the consolidated financial statements, are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Alternately, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset. We review these types of assets for impairment annually, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results. In accordance with the provisions of SFAS 142, we do not amortize goodwill but review it at least annually for impairment. We did not record any impairment charges in fiscal 2006. See the discussion of special charges above for a description of impairment charges recorded by the Company in fiscal 2005 and fiscal 2004.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we may obtain appraisals from an independent valuation firm. In addition to the periodic use of an independent valuation firm, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

Considerable management judgment is necessary to estimate the fair value of our reporting units which also may be impacted by future actions taken by us and our competitors and the economic environment in which we operate. These estimates affect the balance of goodwill and intangible assets on our Consolidated Balance Sheets and on our Consolidated Statements of Operations.

Impairment of Long-Lived Assets

In accordance with SFAS 144, long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Valuation of Stock Options and Warrants

For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by us. For the calculation of stock-based compensation expense in accordance with SFAS 123R, we employ the services of a third-party option and equity grant manager to calculate the Black-Scholes value of stock options.

Effect of New Accounting Standards

The following pronouncements may impact Alloy’s financial statements as discussed below:

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for the Company beginning February 1, 2007. The Company does not expect that the adoption of SFAS 155 will have a material impact on Alloy’s consolidated financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and liabilities in accordance with SFAS 140 be initially measured at fair value, if practicable. SFAS 156 is effective for the Company beginning February 1, 2007. The Company does not expect that the adoption of SFAS 156 will have a material impact on Alloy’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company, as of the beginning of the Company’s fiscal year ending January 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect that the adoption of FIN 48 will have a material impact on Alloy’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Alloy on February 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company does not expect that the adoption of SFAS 157 will have a material impact on Alloy’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The Company does not expect that the adoption of SFAS 158 will have any impact on Alloy’s consolidated financial statements as the Company does not have any defined benefit or postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the

Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for the Company’s current fiscal year ending January 31, 2007. The adoption of SAB 108 did not have any impact on Alloy’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning February 1, 2008. We are currently assessing the potential effect of SFAS 159 on Alloy’s consolidated financial statements.

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

As of the end of fiscal 2006, we held a portfolio of $15,875 in taxable auction marketable securities and $5,270 in corporate debt securities for which, due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. We do not own any derivative financial instruments in our portfolio. Additionally, in the fiscal year ended January 31, 2003, we issued $69,300 of our Convertible Debentures at a fixed interest rate of 5.375%. As of January 31, 2007, an aggregate principal amount of $1,397 of Convertible Debentures remained outstanding. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Item 8.	Financial Statements and Supplementary Data

ALLOY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alloy, Inc.

New York, New York

We have audited the accompanying Consolidated Balance Sheets of Alloy, Inc. and its subsidiaries (the “Company”), as of January 31, 2007 and 2006, and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Comprehensive Loss and Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2007. We have also audited the financial statement schedule included in Part IV, Item 15 of the Company’s Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alloy, Inc. and its subsidiaries at January 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007 in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the financial statements, effective February 1, 2006 the Company adopted SFAS 123R, Share Based Payment using the modified prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 2, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
April 2, 2007

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,366	$39,631
Marketable securities	21,145	1,200
Accounts receivable, net of allowance for doubtful accounts of $2,680 and $1,690, respectively	29,534	42,483
Inventory	3,225	2,974
Other current assets	4,862	4,877

Total current assets	65,132	91,165
Fixed assets	4,403	4,072
Goodwill	119,218	114,728
Intangible assets	7,424	7,006
Other assets	389	2,517

Total assets	$196,566	$219,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,132	$9,345
Amounts payable to dELiA*s	114	8,244
Deferred revenue	10,542	10,552
Accrued expenses and other current liabilities	13,887	15,972

Total current liabilities	31,675	44,113
Senior convertible debentures	1,397	69,300
Other long-term liabilities	823	891

Total liabilities	33,895	114,304

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding, 14,698 and 11,874, respectively	147	119
Additional paid-in capital	438,428	363,689
Accumulated deficit	(261,692)	(254,459)

	176,883	109,349
Less treasury stock, at cost: 1,151 and 194 shares, respectively	(14,212)	(4,165)

Total stockholders’ equity	162,671	105,184

Total liabilities and stockholders’ equity	$196,566	$219,488

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended January 31,
	2007	2006	2005
Revenue	$196,104	$195,324	$184,208

Expenses:
Operating costs	164,729	163,487	161,057
General and administrative	15,197	14,893	19,926
Depreciation and amortization	3,365	4,973	7,930
Special charges	127	36,219	73,268

Total expenses	183,418	219,572	262,181

Operating income (loss)	12,686	(24,248)	(77,973)

Interest expense	(2,917)	(4,243)	(4,262)
Interest income	1,655	898	351
Debt conversion expense	(17,904)	—	—
Other items, net	(3)	(27)	(365)

Loss from continuing operations before income taxes	(6,483)	(27,620)	(82,249)
Income taxes	(750)	(363)	(158)

Loss from continuing operations	(7,233)	(27,983)	(82,407)

Net loss from discontinued operations	—	(7,525)	(9,374)

Net loss	(7,233)	(35,508)	(91,781)
Dividends on redeemable convertible preferred stock	—	(620)	(1,608)

Net loss attributable to common stockholders	$(7,233)	$(36,128)	$(93,389)

Loss per basic and diluted share:
Continuing operations	$(0.58)	$(2.41)	$(7.74)

Discontinued operations	$—	$(0.65)	$(0.88)

Attributable to common stockholders	$(0.58)	$(3.12)	$(8.77)

Weighted average shares outstanding:
Basic and diluted	12,541	11,598	10,652

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Other Comprehensive Gain (Loss)	Total
	Shares	Amount			Shares	Amount
Balance at February 1, 2004	10,676	$107	$411,503	$(127,170)	(152)	$(3,115)	$(30)	$281,295
Net loss	—	—	—	(91,781)	—	—	—	(91,781)
Unrealized loss on marketable securities, net of realized gains and losses	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss	—	—	—	—	—	—	—	(91,782)
Issuance of common stock for:
Acquisitions	140	2	3,376	—	(8)	(169)	—	3,209
Stock option plans	47	—	838	—	—	—	—	838
Restricted grants	118	1	(1)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(31)	(814)	—	(814)
Stock-based compensation	—	—	1,583	—	—	—	—	1,583
Accretion of dividends and discount on Series B Convertible Preferred Stock	—	—	(1,608)	—	—	—	—	(1,608)

Balance at January 31, 2005	10,981	110	415,691	(218,951)	(191)	(4,098)	(31)	192,721
Net loss	—	—	—	(35,508)	—	—	—	(35,508)
Unrealized gain on marketable securities, net of realized gains and losses	—	—	—	—	—	—	31	31

Total comprehensive loss	—	—	—	—	—	—	—	(35,477)
Issuance of common stock for:
Stock option plans	49	1	883	—	—	—	—	884
Conversion of Series B Convertible Preferred Stock	825	8	16,654	—	—	—	—	16,662
Restricted grants	19	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(3)	(67)	—	(67)
Stock-based compensation	—	—	307	—	—	—	—	307
Accretion of dividends and discount on Series B Convertible Preferred Stock	—	—	(620)	—	—	—	—	(620)
Distribution to stockholders for spinoff of dELiA*s	—	—	(69,226)	—	—	—	—	(69,226)

Balance at January 31, 2006	11,874	119	363,689	(254,459)	(194)	(4,165)	—	105,184
Net loss	—	—	—	(7,233)	—	—	—	(7,233)
Unrealized loss on marketable securities, net of realized gains and losses	—	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	—	(7,233)
Issuance of common stock for:
Conversion of debentures	2,026	20	67,883	—	—	—	—	67,903
Acquisitions	273	3	3,497	—	—	—	—	3,500
Stock option plans	121	1	1,014	—	—	—	—	1,015
Restricted grants	404	4	(4)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(957)	(10,047)	—	(10,047)
Stock-based compensation	—	—	2,825	—	—	—	—	2,825
Distribution to stockholders for spinoff of dELiA*s	—	—	(476)	—	—	—	—	(476)

Balance at January 31, 2007	14,698	$147	$438,428	$(261,692)	(1,151)	$(14,212)	$—	$162,671

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net loss	$(7,233)	$(35,508)	$(91,781)
Less net loss from discontinued operations	—	(7,525)	(9,374)

Net loss from continuing operations	(7,233)	(27,983)	(82,407)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	2,072	2,714	3,260
Amortization of debt issuance costs and other	1,280	512	512
Amortization of intangible assets	1,294	2,259	4,671
Loss (gain) on disposition of fixed assets	—	24	(2)
Impairment charges attributable to goodwill, indefinite-lived assets and long-lived assets	—	32,703	72,863
Compensation charge for restricted stock and issuance of options	2,825	307	1,583
Changes in operating assets and liabilities:
Accounts receivable, net	12,949	(8,070)	(3,964)
Other assets	19	900	(1,728)
Accounts payable, accrued expenses, and other	(5,778)	7,591	(4,994)
Net cash provided by (used in) operating activities attributable to discontinued operations	—	(5,632)	665

Net cash provided by (used in) operating activities	7,428	5,325	(9,541)

Cash Flows from Investing Activities
Capital expenditures	(2,403)	(743)	(2,687)
Acquisition of companies	(995)	(537)	(5,641)
Disposition of companies	—	1,418	—
Purchases of marketable securities	(33,111)	(1,200)	(3,054)
Proceeds from the sales and maturity of marketable securities	13,166	6,372	21,306
Purchase of domain name / mailing list / marketing rights	(163)	(133)	(71)
Net cash provided by (used in) investing activities attributable to discontinued operations	—	3,279	(2,111)

Net cash provided by (used in) investing activities	(23,506)	8,456	7,742

Cash Flows from Financing Activities
Cash payment to dELiA*s pursuant to spinoff	(8,155)	—	—
Issuance of common stock	1,015	883	794
Purchase of treasury stock	(10,047)	(67)	(814)
Net cash used in financing activities attributable to discontinued operations	—	(103)	(317)

Net cash provided by (used in) financing activities	(17,187)	713	(337)

Net change in cash and cash equivalents	(33,265)	14,494	(2,136)
Cash and cash equivalents:
Beginning of period (includes cash from discontinued operations of $0, $6,503 and $914, respectively)	39,631	25,137	27,273

End of period (includes cash from discontinued operations of $0, $0, and $6,503, respectively)	$6,366	$39,631	$25,137

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and per bond amounts)

1.	Business

Alloy, Inc. (“Alloy” or the “Company”) is a non-traditional media and marketing services company. While the Company primarily targets the youth demographic segment comprising persons in the United States between the ages of 10 and 24, it also reaches consumers beyond this segment.

In 2005, the Company divested the businesses comprising its direct marketing and retail operating segments, including its Dan’s Competition, dELiA*s, Alloy and CCS merchandise brands. These businesses sold apparel and accessories to consumers through stores, catalogs and the Internet. Before the spinoff of dELiA*s, Inc., the Company, in addition to its corporate segment, had three operating segments—direct marketing, retail and sponsorship. The direct marketing and retail segments were entirely related to dELiA*s, Inc. operations, while the sponsorship segment was principally Alloy’s continuing operations. Following these transactions, Alloy consists solely of its media and marketing services businesses, which continue to provide services under the Alloy Media + Marketing name.

As a result of completing the spinoff of dELiA*s, Inc., the Company realigned its sponsorship segment into three new operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes the Company’s Alloy Marketing and Promotion (“AMP”) business, its on-campus marketing unit, (“OCM”), mall marketing unit, and sampling divisions. The Media segment is comprised of Company-owned entertainment media assets, including its out-of-home, Internet, database, specialty print and entertainment businesses. The Placement segment is made up of the Company’s businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of the Company’s owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, and college guides, giving the Company significant reach into its target demographic audience and providing its advertising clients with significant exposure to the youth market. In the fourth quarter of the fiscal 2006, we began to include the operating results of our Onsite Promotions business, previously part of our Media segment, in the Promotion segment. All information has been reclassified to reflect this change to the earliest period presented. The reclassification was made because the Onsite Promotions business’ principal activity involves sampling, a Promotion segment activity.

2.	Summary of Significant Accounting Policies

Fiscal Year

Alloy’s fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., “fiscal 2006” refers to the fiscal year ended January 31, 2007).

Principles of Consolidation

The consolidated financial statements include the accounts of Alloy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition (“SAB 104”), Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Promotion, Media, and Placement revenues are based on providing advertising on the Company’s or third party’s media properties, executing marketing events or programs, and shipment of products. Revenues under these arrangements are recognized, net of the commissions and agency fees, when the underlying advertisement is published, broadcast or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an impression or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized as earned pro-rata on a monthly basis over the estimated economic life of the catalog. The revenues earned in connection with publishing activities are recognized upon publication of such property. Contract revenue is recognized upon the delivery of the contracted services and when no significant Company performance obligation remains. Service revenue is recognized as the contracted services are rendered. Product revenue is recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. Product revenue from the Company’s college-focused specialty marketing business, OCM, totaled approximately $36,151, $31,646, and $28,573 for the fiscal years ended January 31, 2007, 2006, and 2005, respectively. OCM’s cost of goods sold for the fiscal years ended January 31, 2007, 2006, and 2005 totaled approximately $11,286, $9,265, and $8,009, respectively.

When a sales arrangement contains multiple elements, such as advertising and promotions, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

The Company conducts an analysis of its pricing and collection risk, among other tests, to determine whether revenue should be reported on a gross or net basis. Payments received in advance of advertising delivery, publication, provision of services, or shipment are deferred until earned.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including, but not limited to, those related to bad debts, asset impairments, income taxes, stock compensation expenses and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Marketable Securities

The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities. Alloy has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are reported at fair value, with the unrealized gains and losses reported on the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, under the caption “other comprehensive gain (loss).” Realized gains and losses and

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

declines in value judged to be other-than-temporary are recognized on the specific identification method in the period in which they occur.

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

Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business as primarily Placement segment receivables are normally invoiced in the month following the receipt of the proof-of-performance documentation from the publication. At January 31, 2007 and 2006, accounts receivable included approximately $6,572 and $6,880, respectively, of unbilled receivables.

Concentration of Credit Risk

Alloy provides media, marketing, advertising placement and event promotion services to over one thousand clients who operate in a variety of industry sectors. Alloy extends credit to qualified clients in the ordinary course of its business. Due to the diversified nature of its client base, Alloy does not believe that it is exposed to a concentration of credit risk.

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

On an ongoing basis, Alloy evaluates its investment in debt and equity securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. As of the end of fiscal 2006, the Company held a portfolio of $21,145 in available-for-sale marketable securities for which, due to the conservative nature of its investments and relatively short duration, did not result in any impairment charge.

Fixed Assets

Certain direct costs incurred for website development are capitalized in accordance with Emerging Issues Task Force 00-02, Accounting for Web Site Development Costs (“EITF 00-2”), and amortized on a straight-line basis over the estimated useful life of 3 years.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventory

Inventory is recorded on the balance sheet, net of reserves, at the lower of cost or market value. Cost is principally determined using the first-in, first-out method (or average cost). At January 31, 2007 and 2006, our inventory balance, net of reserves, was $3,225 and $2,974, respectively. The inventory relates to our On-Campus Marketing business and consists primarily of merchandise goods.

Goodwill and Other Indefinite-Lived Intangible Assets

In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill acquired resulting from a business combination is not amortized, but is periodically tested for impairment.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company may obtain appraisals from an independent valuation firm. In addition to the periodic use of an independent valuation firm, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

Considerable management judgment is necessary to estimate the fair value of our reporting units, which also may be impacted by future actions taken by us and our competitors and the economic environment in which we operate. These estimates affect the balance of goodwill and intangible assets on our Consolidated Balance Sheets and on our Consolidated Statements of Operations.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets such as fixed assets, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Valuation of Stock Options and Warrants

For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by the Company. For the calculation of stock-based compensation expense in accordance with SFAS 123R, Accounting for Stock Based Compensation (“SFAS 123R”), we employ the services of a third-party option and equity grant manager to calculate the Black Scholes value of stock options.

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

Net Loss Per Share

The Company calculates its loss per share under the provisions of SFAS 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires dual presentation of “basic” and “diluted” income (loss) per share on the face of the statement of operations. In accordance with SFAS 128, basic income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company has excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock, common stock issuable upon conversion of the 5.375% Senior Convertible Debentures due August 1, 2023 (“Convertible Debentures”) and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted loss per common share because all such securities would be antidilutive in all periods presented.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted loss from continuing operations per share for the fiscal years ended January 31, 2007, 2006 and 2005:

	Fiscal years ended January 31,
	2007	2006	2005
Numerator:
Loss from continuing operations	$(7,233)	$(27,983)	$(82,407)
Denominator:
Weighted-average common shares—basic and diluted	12,541	11,598	10,652
Loss from continuing operations per common share—basic and diluted	$(0.58)	$(2.41)	$(7.74)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company and therefore not included in the calculation of the weighted-average shares outstanding for basic loss per share.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net loss per share are detailed in the following table for the fiscal years ended January 31, 2007, 2006 and 2005:

	Fiscal years ended January 31,
	2007	2006	2005
Options and warrants to purchase common stock	1,973	2,252	2,401
Conversion of Series B redeemable convertible preferred stock	—	—	344
Contingently issuable common shares pursuant to acquisitions	—	—	33
Conversion of Convertible Debentures	42	2,069	2,069
Restricted stock	319	47	54

Total	2,334	4,368	4,901

Recently Issued Accounting Pronouncements

The following pronouncements impact Alloy’s financial statements as discussed below:

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for the Company beginning February 1, 2007. The Company does not expect that the adoption of SFAS 155 will have a material impact on Alloy’s consolidated financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and liabilities in accordance with SFAS 140 be initially measured at fair value, if practicable. SFAS 156 is effective for the Company beginning February 1, 2007. The Company does not expect that the adoption of SFAS 156 will have a material impact on Alloy’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company, as of the beginning of the Company’s

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal year ending January 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on Alloy’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Alloy on February 1, 2008. Upon adoption, the provisions of SFAS. 157 are to be applied prospectively with limited exceptions. The Company does not expect that the adoption of SFAS 157 will have a material impact on Alloy’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The Company does not expect that the adoption of SFAS 158 will have any impact on Alloy’s consolidated financial statements as the Company does not have any defined benefit or postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for the Company’s current fiscal year ending January 31, 2007. The adoption of SAB 108 did not have any impact on Alloy’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning January 1, 2008. We are currently assessing the potential effect of SFAS 159 on Alloy’s consolidated financial statements.

Reclassifications

Certain balances in the prior years have been reclassified to conform to the current year presentation.

3.	Stock-Based Compensation

Effective February 1, 2006, the Company adopted SFAS 123R. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the Company recognizes the unvested portion of the grant-date fair value of awards made prior to the adoption based on the fair values previously determined and prior period results have not been restated.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to adopting SFAS 123R, the Company followed the disclosure-only provisions of SFAS 123. The Company applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and, accordingly, did not recognize compensation expense for the stock option grants because the Company did not issue options at exercise prices below market value at the date of grant.

As a result of adopting SFAS 123R, loss from continuing operations before income taxes for the year ended January 31, 2007 was $1,556 greater than if the Company had continued to account for the share-based compensation under APB 25.

The following table reflects the pro-forma effect of the fair value provisions of SFAS 123 on net loss and net loss per share attributable to common stockholders for the fiscal years ended January 31, 2006 and January 31, 2005:

	Fiscal Years Ended
	January 31, 2006	January 31, 2005
Net loss attributable to common stockholders (as reported):	$(36,128)	$(93,389)
Option expense	(3,613)	(7,187)

Net loss attributable to common stockholders after option expense	$(39,741)	$(100,576)

Basic and diluted net loss attributable to common stockholders per share:
Net loss attributable to common stockholders (as reported)	$(3.12)	$(8.77)

Net loss attributable to common stockholders after option expense	$(3.43)	$(9.44)

The following table reflects the pro-forma effect of the fair value provisions of SFAS 123 on net loss per share from continuing operations for the fiscal years ended January 31, 2006 and January 31, 2005:

	Fiscal Years Ended
	January 31, 2006	January 31, 2005
Net loss from continuing operations (as reported):	$(27,983)	$(82,407)
Option expense	(3,471)	(6,049)

Net loss from continuing operations after option expense	$(31,454)	$(88,456)

Basic and diluted loss from continuing operations per share:
Net loss from continuing operations (as reported)	$(2.41)	$(7.74)

Net loss from continuing operations after option expense	$(2.71)	$(8.30)

Stock Options

As more fully described in Note 14, the Company may grant stock options to employees, directors, and consultants under various stock incentive plans. Stock option expense for the year ended January 31, 2007 was $1,556, of which $1,176 was included in operating costs in the Statement of Operations and $380 was included in general and administrative expenses in the Statement of Operations. As of January 31, 2007, the total unrecognized stock option compensation expense in the aggregate was $3,166. The unrecognized stock option compensation expense is expected to be recognized over a weighted average period of 1.9 years. At January 31, 2007, the weighted-average remaining contractual term of the outstanding shares and fully vested exercisable shares was 6.6 and 4.9 years, respectively. The aggregate intrinsic value of the fully vested exercisable “in-the-money” shares at January 31, 2007 was approximately $4,456.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of Alloy’s stock option activity for the fiscal years ended January 31, 2007, 2006 and 2005:

	Fiscal years ended January 31,
	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,542	$13.49	1,818	$35.68	1,921	$39.80
Options granted	561	11.60	221	8.86	424	19.56
Options exercised	(121)	8.37	(36)	17.18	(21)	18.68
Options forfeited or expired	(289)	14.05	(461)	33.41	(506)	38.52

Outstanding, end of year	1,693	$13.15	1,542	$13.49	1,818	$35.68

Fully vested and exercisable, end of year	942	$15.38	1,007	$16.15	968	$44.84

Available for future grants	1,542

The total intrinsic value of options exercised during the years ended January 31, 2007, 2006, and 2005 was $526, $234 and $161, respectively. The total fair value of stock options that vested during the years ended January 31, 2007, 2006, and 2005 was approximately $1,207, $2,176 and $2,228, respectively.

The weighted-average fair value of each option as of the grant date was $5.05, $5.16 and $4.36 for the fiscal year ended January 31, 2007, January 31, 2006 and January 31, 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal years ended January 31,
	2007	2006	2005
Risk-free interest rates(a)	4.95%	3.63%	3.43%
Expected lives(b)	4.6 years	5.0 years	5.0 years
Expected volatility(c)	52.8%	68.0%	68.0%
Expected dividend yields	—	—	—

(a)	The risk-free interest rate is based approximately upon the average rate of the 2 and 5 year U.S. Treasury note in effect at the time of the option grant.
(b)	The expected life of the option is determined based on the vesting term and contractual life of the option.
(c)	Expected volatility is calculated based on the daily historical volatility of The NASDAQ Stock Market LLC closing price of the Company’s stock.

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized information about Alloy’s stock options outstanding and exercisable at January 31, 2007 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Options	Average Life	Average Exercise Price	Options	Average Exercise Price
$ 5.12 – $10.50	507	7.2 years	$7.82	245	$7.73
$10.50 – $21.00	998	6.9 years	13.50	509	15.27
$21.00 – $31.50	185	3.8 years	25.58	185	25.58
$31.50 – $32.24	3	4.9 years	32.02	3	32.02

$ 5.12 – $32.24	1,693	6.6 years	$13.15	942	$15.38

Restricted Stock

As more fully described in Note 14, the Company has awarded restricted shares of common stock to directors and certain employees. Restricted stock expense for the years ended January 31, 2007 and 2006 was $1,269 and $307, respectively, of which $559 and $0, respectively, were included in operating costs in the Statement of Operations and $710 and $307, respectively, were included in general and administrative expenses in the Statement of Operations. The awards have restriction periods tied to employment and vest over periods up to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During the fiscal year ended January 31, 2007, the Company awarded 404 restricted shares with a weighted-average life of 3.9 years and a fair market value of $4,817.

Unearned compensation expense related to restricted stock grants at January 31, 2007 was $3,798. The expense is expected to be recognized over a weighted-average period of approximately 4.2 years.

The following is a summary of restricted stock activity for the 2006, 2005 and 2004 fiscal years:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Shares	Weighted-Average Fair Value Per Share	Shares	Weighted-Average Fair Value Per Share	Shares	Weighted-Average Fair Value Per Share
Unvested at February 1	47	$23.24	43	$25.82	38	$31.80
Granted	404	11.91	18	18.44	43	25.75
Vested	(107)	14.75	(14)	25.01	(38)	31.64
Forfeited	(25)	11.45	—	—	—	—

Unvested at January 31	319	$12.75	47	$23.24	43	$25.82

During fiscal 2006, employees surrendered to the Company approximately 34 shares of common stock to satisfy tax withholding obligations in connection with the vesting of their restricted stock.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

The following table summarizes all warrant activity:

	Fiscal years ended January 31,
	2007	2006	2005
Outstanding, beginning of year	382	477	479
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants canceled or expired	(102)	(95)	(2)

Outstanding, end of year	280	382	477

At January 31, 2007, there were warrants to purchase 280 shares of our common stock outstanding and exercisable with an average exercise price of $74.61 per share and a weighted average contractual term of 5.4 years.

4.	Related Party Transactions

Seventh Generation, Inc. (“SGI”)

One of Alloy’s directors is the President and CEO of Seventh Generation, Inc. (“SGI”), as well as a director of SGI, while another one of Alloy’s directors is employed by SGI as the company’s Chairman. Alloy’s AMP division renders promotional services to SGI and received approximately $215, $1,041, and $150, during fiscal 2006, fiscal 2005 and fiscal 2004, respectively for such services.

dELiA*s, Inc.

As more fully discussed in Note 5, the Company completed a spinoff of dELiA*s, Inc. to its stockholders on December 19, 2005. The Company and dELiA*s, Inc. entered into a distribution agreement in connection with the spinoff, which provided for, among other things, the corporate transactions that were required to effect the spinoff itself, certain indemnification obligations, and certain other arrangements relating to the spinoff.

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

•

Professional Services Agreement—Alloy provides dELiA*s, Inc. with technology related services for software license support, database and list support services and other database services for a minimum monthly payment of $20.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Database Data Transfer Agreement—Alloy and dELiA*s jointly own all data (excluding credit card data) collected through any dELiA*s, Alloy or CCS data source prior to the spinoff, subject to certain restrictions.

•

Media Services Agreement—Alloy is dELiA*s, Inc.’s exclusive sales agent for providing Internet advertising, catalog advertisements and insertions, sampling and database ownership, collection and marketing for an initial three year term.

•

Call Center Agreement—dELiA*s, Inc. provides call center related services to Alloy’s on-campus marketing division. The services are provided for a monthly management fee of $7 plus 105% of certain variable costs incurred in connection with the services provided pursuant to the arrangement.

As of January 31, 2007, all of the above agreements were in effect except for the portion of the Professional Services Agreement relating to database services, which terminated effective November 30, 2006.

At January 31, 2007, and 2006, the Company owed dELiA*s, Inc. $114, and $132, respectively, pursuant to the revenue and call center arrangements. At January 31, 2006, the Company owed dELiA*s, Inc. $8,155 pursuant to the terms of the spinoff. The amount was paid in full during fiscal 2006.

Matthew L. Feshbach

On December 19, 2006 the Company’s board of directors authorized and approved the repurchase of 952 shares of its common stock from MLF Offshore Portfolio Company, which is controlled by Matthew L. Feshbach. In addition, we repurchased 6 shares of our restricted stock held by Mr. Feshbach at a price per share of $0.01. Prior to the repurchase, Mr. Feshbach was the Company’s largest shareholder and a member of its board of directors. As part of the repurchase agreement, Mr. Feshbach resigned from Alloy’s board of directors, effective December 19, 2006.

5.	Discontinued Operations

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

dELiA*s, Inc. and Alloy, Inc. are now independent and have separate public ownership, boards of directors and management. dELiA*s, Inc. includes the dELiA*s, Alloy and CCS merchandise brands and sells apparel, accessories, footwear, room furnishings and action sports equipment directly to the youth market through catalogs, the Internet and retail stores. Alloy consists solely of its media and marketing services businesses, which continue to provide services under the Alloy banner.

In connection with the spinoff, Alloy stockholders of record as of December 7, 2005 received a pro-rata distribution in a ratio of one share of dELiA*s, Inc. common stock for every two shares of Alloy common stock held, and a cash payment in lieu of any fractional shares. The Alloy board of directors had declared this special stock dividend to Alloy stockholders of record on December 7, 2005. Shares of Alloy common stock traded after the record date and before the close of trading on December 19, 2005 traded with the right to receive the shares of dELiA*s, Inc. common stock issued in the spinoff. Beginning December 20, 2005, Alloy shares no longer include the value of dELiA*s, Inc. The distribution resulted in Alloy stockholders receiving approximately 99.3 percent of the outstanding shares of dELiA*s, Inc. common stock. The other approximately 0.7 percent of the

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding dELiA*s, Inc. shares was sold to senior executives of dELiA*s, Inc. in a private placement on December 12, 2005. The trading of the dELiA*s, Inc. common stock on The NASDAQ Stock Market LLC began on December 19, 2005 under the ticker symbol “DLIA” and Alloy continues to trade on The NASDAQ Stock Market LLC under the symbol “ALOY”.

The spinoff-related expenses associated with establishing dELiA*s, Inc. as an independent company were recorded by Alloy in each quarter as incurred. The spinoff related expenses were $58, $3,516, and $127 for the fiscal years ended January 31, 2005, 2006, and 2007, respectively. These spinoff costs are included within the line item “special charges” on the Consolidated Statements of Operations.

On May 31, 2005, Alloy entered into an asset purchase agreement pursuant to which substantially all of the assets and liabilities of its Dan’s Competition business (“DCR”) were sold to XP Innovation LLC, in consideration of a cash payment of $13,100, including adjustments for changes in working capital. DCR was part of dELiA*s, Inc. The total loss on the disposition of the related net assets was approximately $11,400. The transaction closed on June 1, 2005.

As a result of the spinoff of dELiA*s, Inc., all historical results of operations of dELiA*s, Inc. are presented as discontinued operations. The discontinued operations generated revenue of $211,020 and $218,285 and a net loss of approximately $7,525, and $9,374 for the fiscal years ended January 31, 2006 and 2005, respectively.

6.	Acquisitions

Alloy completed acquisitions during fiscal 2006, fiscal 2005, and fiscal 2004. All of the acquisitions have been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy’s management based on available information and on assumptions as to future operations. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The purchase price allocation for the fiscal 2006 acquisition is subject to revision based on the final determination of the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For all acquisitions that involve escrowed shares, the value of these shares has been included in the initial purchase price allocation. Any subsequent changes are reflected as an adjustment to goodwill. The amounts allocated to goodwill for certain acquisitions may also change in the future pending the outcome of other contingent arrangements, such as earn-outs, as described below. A description of certain of Alloy’s acquisitions and their impact in fiscal 2006, fiscal 2005 and fiscal 2004 is as follows:

Fiscal 2006 Acquisition

Sconex, Inc.

On March 28, 2006, the Company completed the acquisition of all the outstanding stock of Sconex, Inc., a social networking community for high school students. The Company agreed to pay approximately $6,100 in common stock and future minimum earn-out payments. The Company issued to Sconex shareholders 274 shares of its common stock valued at approximately $12.79 a share, or $3,500. Sconex shareholders are also eligible to receive a minimum earn-out payment of approximately $2,600 based upon Sconex’s twelve-month financial performance commencing on April 1, 2006. The earn-out will be in the form of stock, cash, or a combination of both. A portion of the minimum earn-out payment (39%) is contingent upon the future employment of certain former Sconex shareholders. As a result, the contingent portion of the earn-out will not be recorded until such time as the earn-out is finalized. Upon finalizing the earn-out, such amount will be recorded as goodwill. In addition to the amounts paid and to be paid to the Sconex shareholders, the Company incurred costs directly related to the acquisition of approximately $164 and acquired net assets with a value of approximately $175.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has made a preliminary allocation of purchase price based on the assets acquired and liabilities assumed. The excess of purchase price over the fair value of tangible and identifiable intangible net assets was allocated to goodwill. The Company expects to finalize the allocation of the purchase price when the final earn-out payment is determined. Based on the Company’s preliminary allocation (excluding the contingent portion of the earn-out), $1,435 was allocated to identifiable intangible assets with an average life of 4.4 years and approximately $3,640 was allocated to goodwill. The acquisition was not considered significant, and, as such, proforma information is not required.

Fiscal 2005 Acquisition

FindTuition.com

On December 28, 2005, Alloy acquired substantially all of the assets and liabilities of the FindTuition.com business. Launched by CareerBuilder, LLC in late 2004, FindTuition.com is a scholarship search and matching service that includes a traditional and online college search and a student loan site. FindTuition.com also launched a job search tab in July 2005. The job search content is supplied by CareerBuilder.com and focuses on internships and part-time jobs for college students. To complete the acquisition, Alloy paid approximately $479 in cash. As of January 31, 2007, the total cash paid, including acquisition costs, approximated $2,037, which includes the $1,500 maximum amount related to an earn-out provision based on certain aggregate revenue generated through the operation of FindTuition.com. Alloy has recorded approximately $1,321 of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of customer relationships, the website and trademarks. The fair value of the customer relationships was $840 with a useful life of 15 years. The fair value of the website was $75 with a useful life of 5 years. The trademark had a fair value of $90 with an indefinite useful life.

Fiscal 2004 Acquisition

InSite Advertising, Inc.

On March 26, 2004, Alloy acquired all of the issued and outstanding stock of InSite Advertising, Inc. (“InSite”). InSite is a national indoor media company targeting consumers between the ages of 18-34. Onsite, a division of InSite, is our sampling/promotion business targeting bars and restaurants. As of January 31, 2007, the total cash paid including acquisition costs, net of cash acquired, approximated $5,200 and the value of the stock issued approximated $2,750. The total cost of this acquisition, net of cash acquired and including acquisition costs, was approximately $8,000. Alloy has recorded approximately $6,300 of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of customer relationships, non-competition agreements, and trademarks. The fair value of the customer relationships and the non-competition agreements, both fully amortized at January 31, 2007, were $915 and $250, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2007 and January 31, 2006 are as follows:

	Fiscal years ended January 31,
	2007	2006
Gross balance, beginning of year	$126,345	$157,176
Goodwill acquired during the year	3,641	1,321
Goodwill sold during the year(1)	—	(1,438)
Net adjustments to purchase price of prior acquisitions	(51)	—
Intangible asset adjustment(2)	900	—
Impairment of goodwill	—	(30,714)

Gross balance, end of the year	130,835	126,345
Accumulated goodwill amortization, prior to the adoption of SFAS 142	(11,617)	(11,617)

Net balance, end of year	$119,218	$114,728

(1)	Goodwill sold during the fiscal year ended January 31, 2006 is attributable to the disposition of Alloy’s eStudentLoan business. The sale of eStudentLoan in January 2006 resulted in a nominal gain.
(2)	During the fourth quarter of fiscal 2006, a portion of an intangible asset in the Placement segment was reallocated to goodwill.

Intangible Assets Related to Businesses Acquired

The acquired intangible assets as of January 31, 2007 and January 31, 2006 are as follows:

	Fiscal years ended January 31,
	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Client relationships(1)	$10,368	$7,916	$2,452	$9,411	$7,139	$2,272
Noncompetition agreements	4,752	3,695	1,057	3,570	3,476	94
Websites	1,650	1,458	192	1,450	1,273	177
Mailing lists	397	199	198	234	86	148

	17,167	13,268	3,899	14,665	11,974	2,691
Indefinite-lived intangible assets:
Trademarks(2)	3,525	—	3,525	4,315	—	4,315

Total intangible assets	$20,692	$13,268	$7,424	$18,980	$11,974	$7,006

(1)	As a result of the SFAS 144 analysis during the fourth quarter of fiscal 2005, client relationships were deemed impaired and a $489 impairment charge was recorded.
(2)	As a result of the SFAS 142 analysis during the fourth quarter of fiscal 2005, a trademark impairment charge of $1,500 was recorded in the Media segment.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortization expense related to fiscal 2006, 2005 and 2004 was approximately $1,294, $2,259, and $4,671, respectively. The estimated remaining amortization expense for each of the next five fiscal years through the fiscal year ending January 31, 2012 is approximately $1,288, $1,054, $697, $602 and $139, respectively.

8.	Special Charges

The “special charges” line item on the Consolidated Statements of Operations is comprised of the following:

	Fiscal year ended January 31, 2007
	Promotion	Media	Placement	Corporate	Total
Spinoff costs(1)	$—	$—	$—	$127	$127

Total special charges	$—	$—	$—	$127	$127

	Fiscal year ended January 31, 2006
	Promotion	Media	Placement	Corporate	Total
Impairment of goodwill	$—	$12,844	$17,870	$—	$30,714
Impairment of trademarks	—	1,500	—	—	1,500
Impairment of long-lived assets	—	489	—	—	489
Spinoff costs(1)	—	—	—	3,516	3,516

Total special charges	$—	$14,833	$17,870	$3,516	$36,219

	Fiscal year ended January 31, 2005
	Promotion	Media	Placement	Corporate	Total
Impairment of goodwill	$20,408	$50,653	$—	$—	$71,061
Impairment of trademarks	165	295	400	—	860
Impairment of long-lived assets	610	42	290	—	942
Restructuring charge(2)	—	—	347	—	347
Spinoff costs(1)	—	—	—	58	58

Total special charges	$21,183	$50,990	$1,037	$58	$73,268

(1)	Represents expenses associated with completing the spinoff of dELiA*s, Inc. to Alloy’s stockholders.
(2)	Represents costs to relocate the operations of the Company’s MPM business from Santa Barbara, California to New York, New York and the termination of several MPM employees.

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

Operating profits and cash flows were lower than expected in fiscal 2004 for the Promotion and Media reporting units and when considered together with market information publicly available, the valuation of the reporting units was unable to support the goodwill balance. As a result, during the fourth quarter of fiscal 2004, a goodwill impairment charge of $71,061 was recognized since the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill. During the fourth quarter of fiscal 2004, impairment charges for trademarks of approximately $860 was recognized. Estimates of trademark fair value were determined using the income approach.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Detail of Certain Balance Sheet Accounts

	January 31,
	2007	2006
Marketable securities
Current	$21,145	$—
Non-current	—	1,200

	$21,145	$1,200

Fixed assets, at cost
Computer equipment and software	$9,144	$8,458
Machinery and equipment	9,330	8,196
Office furniture and fixtures	1,384	1,384
Leasehold improvements	1,292	1,258
Construction in progress	526	—

	21,676	19,296
Accumulated depreciation and amortization	(17,273)	(15,224)

	$4,403	$4,072

Accrued expenses and other current liabilities
Deferred acquisition costs	$3,264	$1,513
Accrued compensation	5,046	5,043
Other	5,577	9,416

	$13,887	$15,972

On an ongoing basis, Alloy evaluates its investment in debt and equity securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. As of the end of fiscal 2006, the Company held a portfolio of $15,875 in taxable auction securities and $5,270 in corporate debt securities, which, due to the conservative nature of its investments and relatively short duration, did not result in any impairment charge.

10.	Senior Convertible Debentures

In August 2003, Alloy completed the issuance of $69,300 of 20-Year 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”) due August 1, 2023 in the 144A private placement market. The Convertible Debentures have an annual coupon rate of 5.375%, payable in cash semi-annually on each February 1st and August 1st. The Convertible Debentures are Alloy’s general unsecured obligations, will be equal in right of payment to its existing and future senior unsecured indebtedness, and are senior in right of payment to all of its future subordinated debt.

The Convertible Debentures are convertible prior to maturity, under certain circumstances, unless previously redeemed, at the option of the holders into shares of Alloy’s and dELiA*s, Inc. common stock, subject to certain adjustments. As a result of an amendment to the indenture governing the Convertible Debentures in connection with the spinoff of dELiA*s, Inc., if converted, bondholders would currently receive 29.851 shares of Alloy common stock and 59.702 shares of dELiA*s, Inc. common stock for each $1,000 face amount bond. Alloy continues to be responsible for repaying the Convertible Debentures in full if they are not converted into shares of Alloy and dELiA*s, Inc. common stock. If not previously converted to common stock, Alloy may

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redeem the Convertible Debentures after August 1, 2008 at 103% of their face amount from August 1, 2008 through December 31, 2008 and at declining prices to 100% in January 2011 and thereafter, with accrued interest.

Convertible Debenture Conversions

At January 31, 2007, the Company had $1,397 in principal amount of outstanding Convertible Debentures. At January 31, 2007, the fair value of the Convertible Debentures was approximately $1,504, which is estimated based on quoted market prices.

From August 30, 2006 through December 7, 2006, Alloy entered into agreements with certain holders of its Debentures, pursuant to which such holders converted approximately $67,903 face amount of their Debentures, in accordance with their terms, into approximately 2,026 shares of Alloy common stock and 4,054 shares of dELiA*s, Inc. common stock. In addition to Alloy and dELiA*s, Inc. issuing the requisite number of shares required pursuant to the Indenture under which the Debentures were issued, Alloy also paid each of those holders varying cash premiums for agreeing to convert their Debentures. Accordingly, the Company has recorded an expense during fiscal 2006 of approximately $17,904 related to these conversions. The charge is comprised of the cash premiums paid to holders and other costs of the transactions ($16,965), and the write-off of the unamortized balance of deferred debt issuance costs attributable to the Debentures ($939). During fiscal 2006, the Company’s additional paid-in capital also increased by $67,883 as a result of the conversions.

11.	Series B Redeemable Convertible Preferred Stock

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

12.	Common Stock

Reverse Stock Split

On January 12, 2006, Alloy announced a one-for-four reverse stock split which was effected on February 1, 2006. All share and per share amounts have been restated to retroactively reflect the reverse stock split.

Common Stock Transactions

On January 25, 2002, Alloy entered into a definitive purchase agreement to sell 342 shares of newly issued common stock, $.01 par value, and warrants to purchase a total of 222 shares of Alloy’s common stock at an exercise price of $87.76 per share in a private placement to an investor for an aggregate purchase price of $30,000. In February 2002, pursuant to the warrant agreement and as a result of the Company’s follow-on offering, the warrants increased to 229 shares and the exercise price decreased to $85.20 per share. In July and August 2003, pursuant to the warrant agreement and as a result of the Company’s Convertible Debenture offering, the number of shares for which warrants are exercisable increased to 255 shares and the exercise price decreased to $76.52 per share.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2003, the Company repurchased 150 shares for approximately $2,984 under this plan. The Company has not repurchased any additional shares under this plan and has an unused authorization of approximately $7,016 at January 31, 2007.

On December 19, 2006 the Company’s board of directors authorized and approved the repurchase of 952 shares of its common stock at $10.50 per share from MLF offshore Portfolio Company, which is controlled by Matthew L. Feshbach, the Company’s largest shareholder and a former director. In addition, the Company repurchased 6 shares of its restricted stock held by Mr. Feshbach at a price per share of $0.01. As part of the agreement, Mr. Feshbach also resigned from Alloy’s board of directors, effective December 19, 2006.

13.	Stockholder Rights Plan

In April 2003, Alloy’s board of directors adopted a Stockholder Rights Plan (the “Plan”) in which the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company. As a result of the reverse stock split, there are now four Rights associated with each share of common stock. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of Series C Junior Participating Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), at a purchase price of $40.00 per Unit, subject to adjustment. Until the occurrence of certain events, the Rights are represented by and traded in tandem with Alloy common stock. Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company’s common stock or announces a tender offer upon consummation of which such person or group would own 20% or more of the common stock. Alloy is entitled to redeem the Rights at $.001 per right under certain circumstances set forth in the Plan. The Rights themselves have no voting power and will expire at the close of business on April 14, 2013, unless earlier exercised, redeemed or exchanged. Each one one-hundredth of a share of Series C Preferred Stock has the same voting rights as one share of Alloy common stock, and each share of Series C Preferred Stock has 100 times the voting power of one share of Alloy common stock.

14.	Stock-based Compensation Plans

Stock Options

During fiscal 1997, Alloy’s board of directors adopted the 1997 Alloy, Inc. Stock Incentive Plan (the “1997 Plan”). The 1997 Plan, as restated, authorizes the granting of options, the exercise of which would allow up to an aggregate of 1,000 shares of Alloy’s common stock to be acquired by the holders of the options. The number of shares under the 1997 Plan authorized for the granting of options was raised to 2,000 pursuant to a shareholder vote on July 21, 2000 and further increased to 2,500 pursuant to a shareholder vote on July 24, 2003. The equity issuable under the 1997 Plan can take the form of Incentive Stock Options (“ISOs”), Non-qualified Stock Options (“NQSOs”) or restricted stock. Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediately vesting to a ratable vesting period of nine years. The exercise price of the options must be at least equal to the closing price of Alloy common stock on the business day immediately prior to the date of grant. In the case of a plan participant who owns directly or by reason of the applicable attribution rules in Section 424(d) of the United States Internal Revenue Code of 1986, as amended, more than 10% of the total combined voting power of all classes of stock of Alloy, the exercise price shall not be less than 110% of the fair market value on the date of grant. ISOs must be exercised within five to ten years from the date of grant depending on the participant’s

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ownership in Alloy. The exercise price of all NQSOs granted under the 1997 Plan shall be determined by Alloy’s board of directors at the time of grant in accordance with the terms and conditions of the 1997 Plan. During fiscal 2002, Alloy’s board of directors adopted amendments to the 1997 Plan to permit the grant of shares of the Company’s common stock on a tax-deferred basis to eligible individuals, subject to the otherwise applicable terms, conditions, requirements and other limitations the board of directors shall deem appropriate within the limits of its powers under the 1997 Plan. The 1997 Plan will terminate on June 30, 2007.

During fiscal 2002, Alloy’s board of directors adopted the 2002 Alloy Inc. Stock Incentive Plan (the “2002 Plan”), which permits the granting of options, the exercise of which would allow up to an aggregate of 125 shares of Alloy’s common stock to be acquired by the holders of the options. During fiscal 2003, Alloy’s board of directors authorized an amendment to the 2002 Plan increasing from 125 to 500 the aggregate number of shares which may be issued under such plan. The options can take the form of NQSOs. Options may be granted to employees, directors and consultants. Options may be granted in terms not to exceed ten years and become exercisable as set forth when the option is granted. Options may be exercised in whole or in part. Vesting terms of the options range from immediate vesting to a ratable vesting period of nine years. The exercise price of all options granted under the 2002 Plan shall be determined by Alloy’s board of directors at the time of grant, which exercise price shall not be less than the closing price of the Company common stock on the day immediately prior to issuance. Subsequently during fiscal 2002, Alloy’s board of directors adopted amendments to the 2002 Plan to permit the grant of shares of the Company’s common stock on a tax-deferred basis to eligible individuals, subject to the otherwise applicable terms, conditions, requirements and other limitations the board of directors shall deem appropriate within the limits of its powers under the 2002 Plan. The 2002 Plan will terminate on July 11, 2012.

Additionally, during fiscal 2003, Alloy, through its acquisition of dELiA*s Corp., assumed the dELiA*s, Inc. Amended and Restated 1996 Stock Incentive Plan, the dELiA*s, Inc. 1998 Stock Incentive Plan and the iTurf Inc. Amended and Restated 1999 Stock Incentive Plan (collectively, the “Assumed Plans”). Upon consummation of the acquisition, Alloy amended the Assumed Plans to provide, among other things, that the common stock of Alloy, not dELiA*s Corp., would be issuable upon exercise of options granted under such plans. Pursuant to Nasdaq Marketplace Rule 4350-5, Alloy may not issue grants under the Assumed Plans to any person who was employed by Alloy at the time the acquisition of dELiA*s Corp. was consummated. Alloy may, however, issue grants under the Assumed Plans to persons who became employed by Alloy or any of its subsidiaries after September 2003.

Effective February 1, 2006, the Company adopted SFAS 123R. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified prospective transition method. Refer to Note 3 for further detail.

Spinoff of dELiA*s, Inc.

In connection with the spinoff, Alloy stockholders of record as of December 7, 2005 received a pro-rata distribution in a ratio of one share of dELiA*s, Inc. common stock for every two shares of Alloy common stock held, and a cash payment in lieu of any fractional shares. Similarly, Alloy employees who had been granted stock options that were not exercised as of the date of the spin had their awards modified to provide them with the right to receive shares of Alloy and dELiA*s, Inc. pursuant to the option plans. The adjustment did not result in a holder of options receiving any economic gain or loss as a result of the spinoff. However, options granted to employees of dELiA*s, Inc. were cancelled.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

In fiscal 2006, 2005, and 2004, Alloy’s board of directors authorized the issuance of 404, 19, and 43 shares of common stock, respectively, as restricted stock under the 1997 Plan. The shares issued are subject to restrictions on transfer, rights of repurchase by the Company and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grant is charged to stockholders’ equity and is then amortized to compensation expense over the vesting periods. Refer to Note 3 for additional information regarding restricted stock.

Employee Stock Purchase Plans

The Company, in connection with the spinoff of dELiA*s, Inc., suspended the employee stock purchase plan in June 2005.

15.	Income Taxes

The components of net income tax expense consist of the following for the fiscal years ended January 31:

	Fiscal years ended January 31,
	2007	2006	2005
Current:
State	$750	$149	$158
Federal	—	214	—

Total current	750	363	158

Deferred:
State	—	—	—
Federal	—	—	—

Total deferred	—	—	—

Net income tax expense	$750	$363	$158

For the fiscal year ended January 31, 2007, our effective tax rate, assuming there were no net operating loss (“NOL”) carryforwards, would have been 41%. For the fiscal years ended January 31, 2007, 2006 and 2005, the difference between the total expected tax expense (benefit) using the statutory rates of 34%, 34% and 34%, respectively and tax expense is as follows:

	Fiscal years ended January 31,
	2007	2006	2005
Computed expected tax benefit	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	18.2	2.7	(1.7)
Goodwill impairment	—	41.2	23.5
ISO stock-based compensation expense	6.4	—	—
Specialized restructuring costs	58.0	2.7	—
Non-deductible expenses	1.6	0.3	0.2
Change in valuation allowance	(38.6)	(9.4)	9.8
All other individually less than 5%	—	0.5	2.4

Total effective tax rate	11.6%	1.3%	0.2%

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out as follows at January 31:

	January 31,
	2007	2006
Deferred tax assets:
Accruals and reserves	$1,513	$1,878
Deferred compensation	651	796
Plant and equipment	953	—
Identifiable intangible assets	688	685
Goodwill write-down	—	5,645
Other	—	875
Net operating loss and capital loss carryforwards	13,975	11,765

Gross deferred tax assets	17,780	21,644
Valuation allowance	(15,368)	(18,879)

Total deferred tax assets	2,412	2,765

Deferred tax liabilities:
Goodwill	(820)	—
Fixed assets	—	(410)
Identifiable intangible assets	—	—
Other	(1,592)	(2,355)

Total deferred tax liabilities	(2,412)	(2,765)

Net deferred tax assets	$—	$—

For federal income tax purposes, Alloy has unused NOL carryforwards of approximately $35,000 at January 31, 2007 expiring through 2024. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Alloy experienced at least three such ownership changes since inception. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. As a result of recent historic results and projections of future taxable income, management believes the future utilization of the Company’s deferred tax assets is not more-likely-than-not.

The Company has fully reserved for the net deferred tax assets at January 31, 2007 and 2006, and as a result, the valuation allowance decreased by $3,511 during fiscal 2006 and $7,035 ($2,580 related to continued operations and $4,455 used by discontinued operations) during fiscal year 2005. If the entire deferred tax assets were realized, approximately $3,200 would be allocated to equity related to the tax effect of the employees’ stock option deductions. The remaining deferred tax asset would reduce income tax expense.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Commitments and Contingencies

Leases

Alloy leases office space, warehouse space and certain office equipment under noncancellable leases with various expiration dates through 2012. As of January 31, 2007, future net minimum lease payments were as follows:

Fiscal years ending January 31,	Capital Leases	Operating Leases	Sublease Rent
2008	$43	$3,391	$(40)
2009	23	3,429	(35)
2010	17	2,280	(22)
2011	15	1,848	—
2012	3	1,674	—

Thereafter	—	1,081	—

Total minimum lease payments	$101	$13,703	$(97)

Imputed interest	13

Capital lease obligations	$88

Rent expense was approximately $3,911, $4,937 and $5,156 for fiscal 2006, 2005, and 2004, respectively, under noncancellable operating leases.

Credit Facilities

Alloy has standby letters of credit with JP Morgan Chase Bank for the purposes of securing office leases and as collateral for credit that certain vendors extend to OCM. As of January 31, 2007, the outstanding letters of credit totaled approximately $1,544.

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

Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against Alloy, the individual defendants and the underwriters of the Company’s initial public

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering. The amended complaint asserted violations of Section 10(b) of the Exchange Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the Court’s case management instructions, the Company joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Alloy participated in Court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. Any definitive settlement, however, will require final approval by the Court after notice to all class members and a fairness hearing. The fairness hearing was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to six focus group cases and remanded the matter for further consideration. On January 5, 2007, Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit. The District Court has deferred consideration of final approval of the settlement pending the disposition of Plaintiffs’ Petition. If final approval is obtained, all claims against Alloy and the individual defendants will be dismissed with prejudice.

The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial condition or operating results.

17.	Supplemental Cash Flow and Other Information

Supplemental information on cash flows is summarized as follows:

	Fiscal years ended January 31,
	2007	2006	2005
Cash paid for:
Interest	$4,367	$3,731	$3,831
Income taxes	850	504	483

Non-cash investing and financing activities:
Issuance of common stock in conjunction with conversion of debentures	67,903	—	—
Issuance of common stock and warrants in connection with acquisitions	3,500	—	3,209
Conversion of Series B Preferred Stock into common stock	—	16,662	—
Accretion of discount and dividends on Series B Preferred Stock	—	620	1,608

18.	Segment Reporting

SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. This standard requires segmentation based on internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. Alloy’s CODM is its Chief Executive Officer, Matthew Diamond. He regularly reviews consolidated results of operations on a segment basis and makes decisions, including those regarding the allocation of resources, for the Company as a whole.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Before the spinoff of dELiA*s, Inc., the Company, in addition to its corporate segment, had three operating segments—direct marketing, retail and sponsorship. The direct marketing and retail segments were entirely related to dELiA*s, Inc. operations, while the sponsorship segment was principally Alloy’s continuing operations. As a result of completing the spinoff, the Company realigned its sponsorship segment into three new operating segments—Promotion, Media and Placement. In the fourth quarter of fiscal 2006, we began to include the operating results of our Onsite Promotions business, previously part of our Media segment, in the Promotion segment. The reclassification was made because the Onsite Promotions business’ principal activity involves sampling, a Promotion segment activity. The amounts in prior years have been reclassified to conform to the new presentation.

The Promotion segment is comprised of businesses whose products and services are promotional in nature, including the Alloy Marketing and Promotions business, its on-campus marketing unit, and sampling services. The Media segment is comprised of Company-owned media assets such as the out-of-home, Internet, specialty print and entertainment businesses. The Placement segment is made up of the Company’s businesses that aggregate and market third party media properties primarily in the college, military and multicultural markets.

Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments were as follows as of and for the years ended January 31, 2007, 2006, and 2005:

	Fiscal Year Ended January 31,
	2007	2006	2005
Revenue:
Promotion	$95,978	$93,831	$86,501
Media	46,289	42,965	39,004
Placement	53,837	58,528	58,703

Total revenue	$196,104	$195,324	$184,208

Operating income (loss):
Promotion	$11,077	$9,740	$(20,118)
Media	6,638	(8,077)	(47,250)
Placement	5,629	(12,619)	2,825
Corporate	(10,658)	(13,292)	(13,430)

Total operating income (loss) from continuing operations	12,686	(24,248)	(77,973)
Interest expense, net	(1,262)	(3,345)	(3,911)
Debt conversion expense	(17,904)	—	—
Other items, net	(3)	(27)	(365)

Loss from continuing operations before income taxes	$(6,483)	$(27,620)	$(82,249)

Depreciation and amortization:
Promotion	$815	$1,182	$2,371
Media	1,751	2,275	2,988
Placement	38	479	1,332
Corporate	761	1,037	1,239

Total depreciation and amortization	$3,365	$4,973	$7,930

Stock-based compensation:
Promotion	$539	$38	$55
Media	1,024	52	16
Placement	130	—	—
Corporate	1,132	217	1,512

Total stock-based compensation	$2,825	$307	$1,583

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At January 31,
	2007	2006	2005
Total assets:
Promotion	$32,945	$38,825	$36,271
Media	88,449	88,135	98,375
Placement	42,483	44,318	63,083
Corporate	32,689	48,210	35,197
Discontinued	—	—	121,655

Total assets	$196,566	$219,488	$354,581

Total goodwill:
Promotion	$27,193	$27,193	$27,194
Media	65,287	61,697	74,658
Placement	26,738	25,838	43,707

Total goodwill	$119,218	$114,728	$145,559

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of Alloy’s last two fiscal years.

	Fiscal year ended January 31, 2007(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year Total
Revenue
Promotion	$19,128	$27,698	$31,893	$17,259	$95,978
Media	11,215	9,554	14,754	10,766	46,289
Placement	14,492	9,481	17,032	12,832	53,837

Total revenue	$44,835	$46,733	$63,679	$40,857	$196,104

Operating income (loss)
Promotion	$330	$3,064	$5,147	$2,536	$11,077
Media	597	1,224	3,809	1,008	6,638
Placement	1,663	371	2,747	848	5,629
Corporate	(3,022)	(2,349)	(2,247)	(3,040)	(10,658)

Total operating income (loss) from continuing operations	$(432)	$2,310	$9,456	$1,352	$12,686

Income (loss) from continuing operations	$(1,161)	$1,646	$(7,059)	$(659)	$(7,233)

Net income (loss) attributable to common stockholders	$(1,161)	$1,646	$(7,059)	$(659)	$(7,233)

Net income (loss) per share from:
Basic-
Continuing operations	$(0.10)	$0.14	$(0.55)	$(0.05)	$(0.58)
Net income (loss) attributable to common stockholders	(0.10)	0.14	(0.55)	(0.05)	(0.58)
Diluted-
Continuing operations	$(0.10)	$0.13	$(0.55)	$(0.05)	$(0.58)
Net income (loss) attributable to common stockholders	(0.10)	0.13	(0.55)	(0.05)	(0.58)

Other Selected Financial Information:

Depreciation and amortization

Promotion	$215	$166	$176	$258	$815
Media	586	310	416	439	1,751
Placement	10	9	11	8	38
Corporate	208	194	168	191	761

Total depreciation and amortization	$1,019	$679	$771	$896	$3,365

Special charges
Promotion	$—	$—	$—	$—	$—
Media	—	—	—	—	—
Placement	—	—	—	—	—
Corporate	170	(43)	—	—	127

Total special charges	$170	$(43)	$—	$—	$127

Stock-based compensation expense
Promotion	$147	$75	$161	$156	$539
Media	268	191	303	262	1,024
Placement	33	19	43	35	130
Corporate	298	174	340	320	1,132

Total stock-based compensation expense	$746	$459	$847	$773	$2,825

Capital expenditures	$503	$236	$728	$936	$2,403

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal year ended January 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year Total
Revenue
Promotion	$19,880	$25,938	$27,740	$20,273	$93,831
Media	8,753	9,311	14,149	10,752	42,965
Placement	14,591	10,822	20,929	12,186	58,528

Total revenue	$43,224	$46,071	$62,818	$43,211	$195,324

Operating income (loss)
Promotion	$441	$3,528	$3,541	$2,230	$9,740
Media	414	1,248	3,661	(13,400)	(8,077)
Placement	1,168	125	3,077	(16,989)	(12,619)
Corporate	(2,699)	(2,875)	(3,811)	(3,907)	(13,292)

Total operating income (loss) from continuing operations	$(676)	$2,026	$6,468	$(32,066)	$(24,248)

Income (loss) from continuing operations(1)	$(1,678)	$1,102	$5,556	$(32,963)	$(27,983)

Net income (loss) attributable to common stockholders	$(16,300)	$(3,274)	$7,231	$(23,785)	$(36,128)

Net income (loss) per share from:
Basic-
Continuing operations	$(0.16)	$0.10	$0.48	$(2.78)	$(2.41)
Discontinued operations	(1.32)	(0.37)	0.14	0.77	(0.65)
Net income (loss) attributable to common stockholders	(1.52)	(0.29)	0.62	(2.01)	(3.12)
Diluted-
Continuing operations	$(0.16)	$0.08	$0.40	$(2.78)	$(2.41)
Discontinued operations	(1.32)	(0.37)	0.12	0.77	(0.65)
Net income (loss) attributable to common stockholders	(1.52)	(0.29)	0.52	(2.01)	(3.12)

Other Selected Financial Information:

Depreciation and amortization
Promotion	$464	$230	$238	$250	$1,182
Media	789	617	455	414	2,275
Placement	235	232	2	10	479
Corporate	270	253	263	251	1,037

Total depreciation and amortization	$1,758	$1,332	$958	$925	$4,973

Special charges
Promotion	$—	$—	$—	$—	$—
Media	—	—	—	14,833	14,833
Placement	—	—	—	17,870	17,870
Corporate	188	427	1,538	1,363	3,516

Total special charges	$188	$427	$1,538	$34,066	$36,219

Stock-based compensation expense
Promotion	$10	$10	$9	$9	$38
Media	16	12	12	12	52
Placement	—	—	—	—	—
Corporate	29	62	63	63	217

Total stock-based compensation expense	$55	$84	$84	$84	$307

Capital expenditures	$199	$342	$185	$17	$743

(1)	As a result of adopting SFAS 123R, loss from continuing operations before income taxes for the first, second, third and fourth quarter of fiscal 2006 and the fiscal year ended January 31, 2007 was $436, $174, $472, $474 and $1,556, respectively, greater than if the Company had continued to account for the share-based compensation under APB 25.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, January 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of January 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007. This report appears below.

April 2, 2007

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders

Alloy, Inc.

New York, New York

We have audited management’s assessment, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, that Alloy, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Alloy, Inc. and its subsidiaries as of January 31, 2007 and 2006, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Loss, and Cash Flows for each of the three years in the period ended January 31, 2007 and our report dated April 2, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

April 2, 2007

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter and year ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Business Conduct and Ethics,” and “Corporate Governance Matters” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2007.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Information About Alloy Security Ownership,” “Equity Compensation Plan Information,” and “Proposal 3: Approval of the Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2007.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2007.

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

SCHEDULE II

ALLOY, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
Allowance for doubtful accounts:
January 31, 2007	$1,690	$1,549	$559	$2,680
January 31, 2006	1,835	1,196	1,341	1,690
January 31, 2005	3,295	828	2,288	1,835

Valuation allowance for deferred tax assets:
January 31, 2007	18,879	—	3,511	15,368
January 31, 2006	25,914	—	7,035	18,879
January 31, 2005	15,642	10,272	—	25,914

Unamortized discount on Series B Preferred Stock:
January 31, 2007	—	—	—	—
January 31, 2006	287	—	287	—
January 31, 2005	1,024	—	737	287

(3) Exhibits.

EXHIBIT INDEX

EXHBIT NUMBER
2.1	Agreement and Plan of Merger, dated as of March 27, 2006, by and among Alloy, Inc., Alloy Acquisition Sub, LLC, Sconex, Inc., all of the Stockholders of Sconex, Inc. and Joshua J. Schanker, as representative of the Stockholders (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 29, 2006).

3.1	Restated Certificate of Incorporation of Alloy, Inc., as amended (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

3.2	Restated Bylaws (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2	Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).

4.3	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.4	Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.5	Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.6	First Supplemental Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of September 26, 2005 (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

4.7	Second Supplemental Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of December 5, 2005 (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

4.8	Third Supplemental Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of August 22, 2006 (incorporated by reference to Alloy’s Current Report on Form 8-K filed August 28, 2006).

4.9	Form of Debenture Conversion Agreement (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 1, 2006).

4.10	Stockholder Rights Agreement, dated as of April 14, 2003, between Alloy, Inc. and American Stock Transfer and Trust Company (incorporated by reference to Alloy’s Current Report of Form 8-K filed April 14, 2003).

4.11	Registration Rights Agreement, dated as of March 27, 2006, by and among Alloy, Inc., all of the Stockholders of Sconex, Inc. and Joshua J. Schanker, as representative of the Stockholders (incorporated by reference to Alloy’s Current Report on Form 8-K filed March 29, 2006).

10.1**	Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

EXHBIT NUMBER
10.1.1**	First Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Proxy Statement on Schedule 14A filed on June 2, 2003).

10.1.2**	Second Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).

10.1.3**	Third Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004).

10.2**	Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

10.2.1**	First Amendment to Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed June 23, 2003 (Registration Number 333-106382)).

10.3**	1999 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 2 to Alloy’s Registration Statement on Form S-1/ A filed April 22, 1999 (Registration Number 333-74159)).

10.4**	iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Amendment No. 2 to the iTurf Inc. registration statement on Form S-1/ A filed April 6, 1999 (Registration No. 333-71123)).

10.4.1**	First Amendment to iTurf Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).

10.5**	Flexible Standardized 401(k) Profit Sharing Plan Adoption Agreement (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.6**	Form of Nonqualified Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.7**	Form of Nonqualified Stock Option Agreement for Amended and Restated 2002 Incentive and Non-Qualified Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.8**	Form of Incentive Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.9**	Form of Nonqualified Stock Option Agreement for iTurf Inc. Amended and Restated 1999 Stock Incentive Plan.

10.10**	Form of Incentive Stock Option Agreement for iTurf Inc. Amendment and Restated 1999 Stock Incentive Plan.

10.11**	Form of Restricted Stock Agreement(1) (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.12**	Form of Restricted Stock Agreement(2) (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.13	Alloy, Inc. Convertible Senior Debentures Purchase Agreement, dated as of July 17, 2003, by and among Alloy, Inc. and the Initial Purchasers named therein (incorporated by reference to Alloy’s Annual Report on Form 10-K filed on May 27, 2004).

EXHIBIT NUMBER
10.14	Resale Registration Rights Agreement dated as of July 31, 2003 between Alloy, Inc., Lehman Brothers, Inc., CIBC World Markets Corp., JP Morgan Securities, Inc. and SG Cowen Securities Corporation (incorporated by reference to Alloy’s Registration Statement on Form S-3, filed October 17, 2003 (Registration Number 333-109786)).

10.15	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

10.16	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.17	Stock Repurchase Agreement, dated as of December 19, 2006, by and among Alloy, Inc. and Matthew L. Feshbach and certain entities controlled by Mr. Feshbach (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 20, 2006).

10.18**	Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.19**	Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.20**	Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.21**	Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.22**	Employment Offer Letter dated February 21, 2001 between Gina DiGioia and Alloy Online, Inc. (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.23**	Non-Competition and Confidentiality Agreement dated February 21, 2001 between Gina DiGioia and Alloy Online, Inc. (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.24**	Employment Agreement dated February 1, 2004 between Matthew C. Diamond and Alloy, Inc. (incorporated by reference to Alloy’s Annual Report on Form 10-K, filed on May 27, 2004).

10.25**	Employment Agreement dated February 1, 2004 between James K. Johnson, Jr. and Alloy, Inc. (incorporated by reference to Alloy’s Annual Report on Form 10-K, filed on May 27, 2004).

10.26**	Employment Offer Letter dated February 20, 2006 between Gary Yusko and Alloy, Inc. (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.27**	Non-Competition and Confidentiality Agreement dated February 20, 2006 between Gary Yusko and Alloy, Inc. (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.28***	Alloy, Inc. Outside Director Compensation Arrangements for fiscal year ended January 31, 2007.

10.29***	Alloy, Inc. Compensation Arrangements for Named Executive Officers for fiscal year ended January 31, 2007.

21.1*	Subsidiaries of Alloy, Inc.

EXHBIT NUMBER
23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ MATTHEW C. DIAMOND
Matthew C. Diamond Chairman of the Board and Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW C. DIAMOND Matthew C. Diamond	Chief Executive Officer and Chairman (Principal Executive Officer)	April 2, 2007

/s/ GARY J. YUSKO Gary J. Yusko	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/ JAMES K. JOHNSON, JR .. James K. Johnson, Jr.	Director and Chief Operating Officer	April 2, 2007

/s/ ANTHONY N. FIORE Anthony N. Fiore	Director	April 2, 2007

/s/ SAMUEL A. GRADESS Samuel A. Gradess	Director	April 2, 2007

/s/ PETER M. GRAHAM Peter M. Graham	Director	April 2, 2007

/s/ JEFFREY HOLLENDER Jeffrey Hollender	Director	April 2, 2007

/s/ EDWARD A. MONNIER Edward A. Monnier	Director	April 2, 2007

/s/ RICHARD E. PERLMAN Richard E. Perlman	Director	April 2, 2007