Form 10-Q
period 2007-04-30
ALLOY  INC
filed 2007-06-11
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 1, 2007, the registrant had 14,037,754 shares of common stock, $.01 par value per share, outstanding, excluding 1,181,762 shares of treasury stock.

ALLOY, INC.

PART I. FI NANCIAL INFORMATION

Item 1. Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30, 2007	January 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,636	$6,366
Marketable securities	13,275	21,145
Accounts receivable, net of allowance for doubtful accounts of $2,313 and $2,680 respectively	36,532	29,534
Inventory	7,177	3,225
Other current assets	5,343	4,862

Total current assets	74,963	65,132
Fixed assets	7,548	4,403
Goodwill	119,218	119,218
Intangible assets	11,324	7,424
Other assets	453	389

Total assets	$213,506	$196,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,163	$7,246
Deferred revenue	12,516	10,542
Accrued expenses and other current liabilities	22,643	13,887

Total current liabilities	47,322	31,675
Senior convertible debentures	1,397	1,397
Other long-term liabilities	2,089	823

Total liabilities	50,808	33,895

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding, 15,082 and 14,698, respectively	151	147
Additional paid-in capital	441,526	438,428
Accumulated deficit	(264,414)	(261,692)

	177,263	176,883
Less treasury stock, at cost; 1,182 and 1,151 shares, respectively	(14,565)	(14,212)

Total stockholders’ equity	162,698	162,671

Total liabilities and stockholders’ equity	$213,506	$196,566

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2007	2006
	(Unaudited)
Revenue	$37,787	$44,835

Expenses:
Operating costs	34,529	39,772
General and administrative	4,129	4,306
Depreciation and amortization	1,017	1,019
Special charges	—	170

Total expenses	39,675	45,267

Operating loss	(1,888)	(432)
Interest expense	(19)	(1,060)
Interest income and other	312	381

Loss before income taxes	(1,595)	(1,111)
Income taxes	(113)	(50)

Net loss	$(1,708)	$(1,161)

Loss per basic and diluted share:	$(0.13)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	13,138	11,602

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,708)	$(1,161)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	570	534
Amortization of debt issuance costs and other	—	128
Amortization of intangible assets	447	485
Compensation charge for restricted stock and issuance of options	763	746
Changes in operating assets and liabilities:
Accounts receivable, net	(631)	2,980
Other assets	(3,504)	(4,234)
Accounts payable, accrued expenses, and other	2,935	578

Net cash provided by (used in) operating activities	(1,128)	56

Cash Flows from Investing Activities
Capital expenditures	(1,149)	(503)
Acquisition of companies	1,312	(247)
Purchases of marketable securities	(8,345)	(3,225)
Proceeds from the sales and maturity of marketable securities	16,215	1,200
Purchase of domain name / mailing list / marketing rights	(810)	(23)

Net cash provided by (used in) investing activities	7,223	(2,798)

Cash Flows from Financing Activities
Cash payment to dELiA*s pursuant to spinoff	—	(8,155)
Issuance of common stock	528	453
Repurchase of common stock	(353)	—

Net cash provided by (used in) financing activities	175	(7,702)

Net change in cash and cash equivalents	6,270	(10,444)
Cash and cash equivalents:
Beginning of period	6,366	39,631

End of period	$12,636	$29,187

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. Business and Financial Statement Presentation

Alloy, Inc. (the “Company”) is a non-traditional media and marketing services company that reaches targeted consumer segments using a diverse array of assets and services it manages in interactive, display, direct mail, content production and educational programming businesses. The Company operates its business through three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes the Alloy Marketing and Promotions business, on-campus marketing unit and sampling divisions. The Media segment is comprised of company-owned entertainment media assets, including the out-of-home, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and college guides, giving the Company significant reach into its target demographic audience and providing its advertising clients with significant exposure to the youth market.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform with the current presentation. The results of operations for the three-month periods ended April 30, 2007 and 2006 are not necessarily indicative of the operating results for a full fiscal year.

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

Net Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company has excluded all outstanding stock options, outstanding warrants to purchase common stock, common stock issuable upon conversion of the 5.375% Senior Convertible Debentures due August 1, 2023 and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted loss per common share because all such securities would be anti-dilutive in all periods presented.

The following table sets forth the computation of basic and diluted loss per share for the three-month periods ended April 30, 2007 and 2006:

	Three Months Ended April 30,
	2007	2006
Numerator:
Net loss	$(1,708)	$(1,161)
Denominator:
Weighted-average common shares — basic and diluted	13,138	11,602
Net loss per common share — basic and diluted	$(0.13)	$(0.10)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company and are therefore not included in the calculation of the weighted-average shares outstanding for basic loss per share.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net loss per share are detailed in the following table for the three-month periods ended April 30, 2007 and 2006:

	Three Months Ended April 30,
	2007	2006
Options and warrants to purchase common stock	2,057	2,155
Conversion of 5.375% Convertible Debentures	42	2,069
Restricted stock	487	378

	2,586	4,602

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

For the three-month periods ended April 30, 2007 and 2006, all outstanding options were excluded from the calculation. Also excluded in both periods were warrants to purchase 280 shares of common stock with an average exercise price of $74.61.

Recently Issued Accounting Pronouncements

The following pronouncements may impact Alloy’s financial statements as discussed below:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company adopted the provisions of FIN 48 on February 1, 2007. See Note 11.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 was effective for the Company beginning February 1, 2007. The adoption of SFAS 155 did not have any impact on Alloy’s consolidated financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and liabilities in accordance with SFAS 140 be initially measured at fair value, if practicable. SFAS 156 was effective for the Company beginning February 1, 2007. The adoption of SFAS 156 did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Alloy on February 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The Company does not expect that the adoption of SFAS 158 will have any impact on its consolidated financial statements as the Company does not have any defined benefit pension or postretirement plans.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning February 1, 2008. We are currently assessing the potential effect of SFAS 159 on the Company’s consolidated financial statements.

2. Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity based on the grant-date fair value of the award in accordance with SFAS 123R, Share-Based Payment. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The weighted-average fair value of each option as of the grant date was $5.33 and $6.07 for the three months ended April 30, 2007 and 2006, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended April 30, 2007	Year Ended January 31, 2007
Risk-free interest rate	4.62%	4.95%
Expected lives (in years)	4.5	4.6
Expected volatility	47.9%	52.8%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the three-month period ended April 30, 2007:

	Options	Weighted-Average Exercise Price Per Share	Average Per Share Market Price
Outstanding at January 31, 2007	1,693	$13.15	$11.87
Options granted	182	11.78	11.78
Options exercised	(63)	8.33	12.19
Options forfeited or expired	(35)	9.88	N/A

Outstanding at April 30, 2007 (unaudited)	1,777	$13.25	$12.39

Fully vested and exercisable at April 30, 2007 (unaudited)	1,022	$15.10	N/A

Available for future grants	1,395

The total intrinsic value of options exercised during the three-month period ended April 30, 2007 was $242.

Restricted Stock

The Company has awarded restricted shares of common stock to directors and certain employees. The awards have restriction periods tied to employment and vest over periods of up to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. In the three-month period ended April 30, 2007, the Company awarded 171 restricted shares with a weighted-average life of 2.9 years and a fair market value of $2,038.

Unearned compensation expense related to restricted stock grants at April 30, 2007 was $5,449. The expense is expected to be recognized over a weighted-average period of approximately 3.7 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended April 30, 2007 and 2006 was $382 and $310, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following is a summary of restricted stock activity for the three-month period ended April 30, 2007:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2007	319	$12.75
Granted	171	11.89
Vested	(3)	29.80
Forfeited	—	—

Unvested at April 30, 2007 (unaudited)	487	$12.36

During the first quarter of the fiscal year ending January 31, 2008 (“fiscal 2007”), employees surrendered to the Company approximately 1 share of common stock to satisfy tax-withholding obligations in connection with the vesting of their restricted stock.

At April 30, 2007, there were 280 warrants outstanding and exercisable with an average exercise price of $74.61 per share and a weighted average contractual term of 4.4 years.

3. Acquisitions

Frontline Marketing

On April 20, 2007, the Company acquired the operating assets of Frontline Marketing, Inc. (“Frontline”), a national in-store advertising and display network, comprising displays located in approximately 8,000 grocery stores, and certain assets related thereto from Frontline’s shareholders. The Company paid $5,986, including transaction costs, to acquire such assets, of which $1,811 was paid by the issuance of 150 shares of its common stock. The Company also agreed to pay an additional potential earn-out payment of up to $7,200 based on the EBITDA performance of the acquired assets over the next three years. The earn-out payment is payable at the Company’s option in cash or a combination of cash and shares of its common stock, with the maximum number of shares issuable being 50% of the earn-out amount. The results of Frontline’s operations since the date of acquisition have been included in the accompanying consolidated financial statements. Frontline is a part of the Company’s Media segment.

The Company has made a preliminary allocation of purchase price based on the assets acquired and liabilities assumed. The excess of purchase price over the fair value of tangible and identifiable intangible net assets will be allocated to goodwill. Based on the Company’s preliminary allocation, $3,530 was allocated to identifiable intangible assets with an average life of 2.75 years and $2,624 was allocated to fixed assets.

Channel One

On April 20, 2007, the Company acquired the operating assets of Channel One Communications Corporation (“Channel One”), receiving $8,600 of working capital, of which $5,000 was cash, from Primedia, Inc., by assuming certain liabilities of Channel One, with an approximate value of $8,600. Accordingly, the fair market value of the assets acquired is approximately the value of the assumed liabilities. Channel One provides news and public affairs content to secondary schools throughout the United States free of charge, in exchange for the schools’ commitment to air at least 90% of its programs, including commercial announcements. Channel One’s programming is delivered daily during the school year, via satellite, and reaches millions of students. The results of Channel One’s operations since the date of acquisition have been included in the accompanying consolidated financial statements. Channel One is a part of the Company’s Media segment.

4. Goodwill and Intangible Assets

There was no change in the book value of goodwill by segment for the three months ended April 30, 2007. Goodwill by segment is as follows:

	January 31, 2007	Acquisitions	Adjustments	April 30, 2007
				(unaudited)
Promotions	$27,193	$—	$—	$27,193
Media	65,287	—	—	65,287
Placement	26,738	—	—	26,738

Total	$119,218	$—	$—	$119,218

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	Gross	Accumulated Amortization	Net
At April 30, 2007:
(unaudited)
Intangible assets subject to amortization:
Client relationships	$11,603	$8,142	$3,461
Noncompetition agreements	5,458	3,779	1,679
Websites	1,650	1,481	169
Store agreements	1,236	25	1,211
Mailing lists	1,207	281	926

Total intangible assets subject to amortization	21,154	13,708	7,446
Trademarks	3,878	—	3,878

	$25,032	$13,708	$11,324

At January 31, 2007:
Intangible assets subject to amortization:
Client relationships	$10,368	$7,916	$2,452
Noncompetition agreements	4,752	3,695	1,057
Websites	1,650	1,458	192
Mailing lists	397	199	198

Total intangible assets subject to amortization	17,167	13,268	3,899
Trademarks	3,525	—	3,525

	$20,692	$13,268	$7,424

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

5. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business as primarily Placement segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation from the publication. At April 30, 2007 and January 31, 2007, accounts receivable included approximately $10,180 and $6,572, respectively, of unbilled receivables.

6. Detail of Certain Balance Sheet Accounts

	April 30, 2007	January 31, 2007
	(unaudited)
Accrued expenses & other current liabilities
Deferred acquisition costs	$11,704	$3,264
Accrued compensation and sales commissions	3,675	5,046
Other	7,264	5,577

	$22,643	$13,887

7. Common Stock

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The Company has repurchased 150 shares for approximately $2,984 under this plan through April 30, 2007. No shares were repurchased in the three-month period ended April 30, 2007.

8. Convertible Senior Debentures

At April 30, 2007, the Company had $1,397 of long-term debt outstanding attributable to its 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”). The fair value of the Convertible Debentures is estimated based on quoted market prices. At April 30, 2007, the fair value of the Convertible Debentures was approximately $1,504.

9. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended April 30,
	2007	2006
	(Unaudited)
Revenue:
Promotion	$13,54	$19,128
Media	10,416	11,215
Placement	13,831	14,492

Total revenue	$37,787	$44,835

Operating income (loss):
Promotion	$(111)	$330
Media	(325)	597
Placement	1,467	1,663
Corporate	(2,919)	(3,022)

Total operating loss	$(1,888)	$(432)

Depreciation and amortization:
Promotion	$256	$215
Media	547	586
Placement	9	10
Corporate	205	208

Total depreciation and amortization	$1,017	$1,019

Capital expenditures:
Promotion	$29	$57
Media	266	48
Placement	—	—
Corporate	854	398

Total capital expenditures	$1,149	$503

Stock-based compensation:
Promotion	$141	$147
Media	288	268
Placement	36	33
Corporate	298	298

Total stock-based compensation	$763	$746

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	At April 30, 2007	At January 31, 2007
	(Unaudited)
Total assets:
Promotion	$38,388	$32,945
Media	101,972	88,449
Placement	42,589	42,483
Corporate	30,557	32,689

Total assets	$213,506	$196,566

Included in Promotion revenue for the three-month periods ended April 30, 2007 and 2006 is $5,461 and $4,746, respectively, of revenue related to product sales. The related cost of goods sold was $1,198 and $1,175, respectively.

10. Supplemental Cash Flow and Other Information

Supplemental information on cash flows is summarized as follows:

	Three Months Ended April 30,
	2007	2006
	(Unaudited)
Cash paid for:
Interest	$38	$1,862
Income taxes	134	371
Non-cash investing and financing activities:
Issuance of common stock in conjunction with acquisitions	1,811	3,500

11. Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”), on February 1, 2007. This interpretation provides guidance on recognition and measurement for uncertainties in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company recognized an approximate $1,014 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to other long-term liabilities and a reduction to the February 1, 2007 balance of retained earnings. As of the date of adoption, the Company had tax reserves of $300. After the impact of recognizing the $1,014 increase in the liability, the Company’s total liability for unrecognized tax benefits is $1,314. Included in the unrecognized tax benefits is a liability for interest and penalties of approximately $236. The Company recognizes the interest and penalties accrued related to the unrecognized tax benefits as a component of income tax expense on the Consolidated Statements of Operations.

The Company’s subsidiaries join in the filing of a United States federal consolidated income tax return. The United States federal statute of limitations remains open for the years 2003 onward. The Company is not currently under examination by the Internal Revenue Service.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Forward-Looking Statements” and elsewhere in this report and in Item 1A of Part I, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Executive Summary

Alloy is a non-traditional media and marketing services company that reaches targeted consumer segments using a diverse array of assets and services it manages in interactive, display, direct mail, content production and educational programming businesses. We operate our business through three operating segments—Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our Alloy Marketing and Promotion business (“AMP”), on-campus marketing unit (“OCM”) and sampling divisions. Our Media segment is comprised of company-owned entertainment media assets, including our out-of-home, Internet, database, specialty print, educational programming, and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize our wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming and college guides, giving us significant reach into our target demographic audience and providing our advertising clients with significant exposure to the youth market.

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

We intend to continue to expand our Media segment through acquisition and internally generated growth, as we believe this segment provides the greatest opportunity to increase long-term profitability and shareholder value. In this regard, in April 2007, we acquired the assets of Channel One Communications Corporation (“Channel One”), a provider of programming for middle and high schools, and Frontline Marketing, Inc. (“Frontline”), a national in-store advertising and display network. The addition of Channel One will enable us to deliver age appropriate messages and information to our key student demographic group. Our acquisition of Frontline will further enable us to expand our advertising reach to grocery and mass merchandise stores. We also plan to continue to try to maximize profitability, not necessarily growth, in our Promotion and Placement segments. In addition, we also believe our business should continue to grow as we strive to capitalize on the following key assets:

•

Broad Access. We are able to reach a significant portion of targeted consumers by: (i) producing a wide range of college guides, books and recruitment publications; (ii) owning and operating over 60,000 display media boards on college and high school campuses throughout the United States; (iii) placing advertising in over 2,900 college and high school newspapers; (iv) distributing educational programming to approximately 10,000 secondary schools in the United States; and (v) maintaining and expanding our ability to execute large scale promotional service programs.

•

Comprehensive Database. As of April 30, 2007, our database contained information on millions of individuals. In addition to names and addresses, our database contains a variety of valuable information that may include age, postal address, stated interests, on-line behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties and marketing services, as well as through acquisitions of companies that have database information and by purchasing or licensing the information from third parties. We analyze this data in detail, which we believe enables us to not only offer advertisers cost-effective ways of reaching highly targeted audiences but also to improve response rates from our own direct marketing sales efforts.

•

Established Marketing Franchises. Our principal marketing franchises are well known by market consumers and by advertisers. For advertisers, Alloy Media + Marketing, the umbrella name for all of our media and marketing brands, as well as many of our company-owned brands have a history in creating and implementing advertising and marketing programs primarily targeting the youth market.

•

Strong Relationship with Advertisers and Marketing Partners. We strive to provide advertisers and our marketing partners with highly targeted, measurable and effective means to reach their target market. Our seasoned advertising sales force has established strong relationships with youth marketers.

Results of Operations and Financial Condition

The principal components of our operating expenses are placement, production and distribution costs (including ad placement fees, catalog and signage fees, temporary help and production costs), selling expenses (including personnel costs, commissions, promotions and bad debt expenses), general and administrative expenses, depreciation and amortization and special charges. Our Promotion and Placement segments have significant variable costs, while the Media segment’s costs are largely fixed in nature. As a result, an increase or decrease in revenue attributable to the Promotion and Placement segments typically results in segment operating income increasing or decreasing by a similar percentage. However, because the Media segment has relatively low variable costs, in a period of rising revenue, operating income in the Media segment typically grows faster than the growth of revenue, and conversely, in a period of declining revenue, operating income typically falls faster than the decline in revenue.

Three Months Ended April 30, 2007 Compared with Three Months Ended April 30, 2006

Revenue

Revenues for each business segment for the three months ended April 30, 2007 and 2006 were as follows:

	Three Months Ended April 30,
	2007		2006
	Amount	% of Total	Amount	% of Total
Promotion	$13,540	35.8%	$19,128	42.7%
Media	10,416	27.6	11,215	25.0
Placement	13,831	36.6	14,492	32.3

Total revenue	$37,787	100.0%	$44,835	100.0%

Revenue for the first quarter of the fiscal year ending January 31, 2008 (“fiscal 2007”) decreased $7,048, or 15.7%, compared with the first quarter of the fiscal year ended January 31, 2007 (“fiscal 2006”). Revenue decreased in all of our segments with Promotion revenue experiencing the largest decline, followed by Media and Placement. Our Media segment revenue would have experienced a larger decrease had we not acquired Frontline and Channel One at the end of the first quarter of fiscal 2007. Those two acquisitions had the effect of increasing our first quarter fiscal 2007 revenue by approximately $700.

Promotion segment revenue in the first quarter of fiscal 2007 decreased 29.2% compared with the first quarter of fiscal 2006. The decrease was principally attributable to fewer promotional events, lower sponsorship sales for our spring break promotion and lower sampling revenue, partially offset by increased on-campus marketing sales ($715).

In the first quarter of fiscal 2007, Media segment revenue decreased 7.1% compared with the first quarter of fiscal 2006. The decrease was principally attributable to a decrease in display board, print and interactive revenue ($1,600), partially offset by higher revenue in our entertainment and educational businesses ($800).

Placement segment revenue in the first quarter of fiscal 2007 decreased 4.6% compared with the first quarter of fiscal 2006. The decrease was principally attributable to lower broadcast and multicultural revenue ($2,800), partially offset by higher college and military newspaper revenue.

We expect our revenue in fiscal 2007 to increase compared with fiscal 2006, primarily as a result of our acquisitions of Frontline and Channel One.

Expenses

Operating costs

Operating costs for the three months ended April 30, 2007 and 2006 were as follows:

	Three Months Ended April 30,
	2007		2006
	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$16,858	48.8%	$20,812	52.3%
Selling expenses	12,069	35.0	12,400	31.2
Other operating costs	5,602	16.2	6,560	16.5

Total operating costs	$34,529	100.0%	$39,772	100.0%

Operating costs decreased $5,243, or 13.2%, to $34,529 for the three months ended April 30, 2007 from $39,772 for the three months ended April 30, 2006. The decrease in operating costs in the first quarter of fiscal 2007 was principally attributable to a $2,400 decrease in our general production expenses associated with the lower revenue in our Alloy Marketing and Promotion business, a decrease in shipping and permit expenses ($1,700), lower marketing expenses associated with the revenue decline in our Promotion segment ($900), and lower bad debt and advertising expenses ($800). The decrease was partially offset by the increase in sales commissions due to the increased sales in our on-campus marking business and the operating costs associated with our acquisitions of Channel One and Frontline ($600), and an increase in stock-based compensation ($139).

We expect operating costs will increase in fiscal 2007, compared with fiscal 2006, due to our Channel One and Frontline acquisitions, additional expenditures in our media assets, normal recurring contractual cost increases, personnel increases and variable costs attributable to increasing our Promotion segment’s revenue.

General and administrative

General and administrative expenses decreased $177, or 4.1%, to $4,129 for the three months ended April 30, 2007 from $4,306 for the comparable period of fiscal 2006. The first quarter fiscal 2007 decrease was principally attributable to lower insurance costs and professional fees ($330) and lower non-cash stock-based compensation expense ($121), partially offset by an increase in personnel costs.

We anticipate that general and administrative expenses will increase slightly in fiscal 2007 compared with fiscal 2006 due to higher compensation costs.

Depreciation and amortization

Depreciation and amortization was $1,017 for the three months ended April 30, 2007 compared with $1,019 for the same quarter of fiscal 2006.

We currently anticipate that depreciation and amortization will increase in fiscal 2007, compared with fiscal 2006, due to increased capital expenditures, and as a result of our acquisitions of Frontline and Channel One.

Loss from Operations

Operating income (loss) for each business segment for the three months ended April 30, 2007 and 2006 was as follows:

	Three Months Ended April 30,
	2007	2006
Promotion	$(111)	$330
Media	(325)	597
Placement	1,467	1,663
Corporate	(2,919)	(3,022)

Total operating loss	$(1,888)	$(432)

Total operating loss increased $1,456 to $1,888 for the three months ended April 30, 2007 from $432 for the three months ended April 30, 2006. The increase in operating loss is primarily attributable to lower revenue, partially offset by lower operating expenses.

The Promotion segment operating income decreased $441 to an operating loss of $111 for the three months ended April 30, 2007 from operating income of $330 for the three months ended April 30, 2006. The decrease was primarily attributable to fewer promotional events and lower sponsorship sales for our spring break promotion, partially offset by lower expenses associated with the revenue decline.

The Media segment operating income decreased $922 to an operating loss of $325 for the three months ended April 30, 2007 from operating income of $597 for the three months ended April 30, 2006. The decrease in operating income is primarily attributable to a decrease in Media segment revenue and increased investment spending on interactive and display board assets.

The Placement segment operating income decreased $196, or 11.8%, to $1,467 for the three months ended April 30, 2007 from $1,663 for the three months ended April 30, 2006. The decrease in operating income was primarily attributable to a decrease in Placement segment revenue.

The Corporate segment operating loss decreased $103, or 3.4%, to $2,919 for the three months ended April 30, 2007 from $3,022 for the three months ended April 30, 2006.

We currently anticipate that operating income will decrease in fiscal 2007 primarily as a result of our acquisition of Channel One.

Net Interest Income (Expense)

Net interest expense decreased $972 to net interest income of $293 for the first quarter of fiscal 2007 from net interest expense of $679 for the first quarter of fiscal 2006. The decrease is primarily attributable to lower interest expense. Interest expense decreased $1,041 to $19 for the first quarter of fiscal 2007 from $1,060 for the first quarter of fiscal 2006 as a result of the conversion of the 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”) to common stock. Interest income decreased $69 to $312 for the first quarter of fiscal 2007 from $381 for the first quarter of fiscal 2006, primarily due to lower cash balances.

We currently anticipate that interest expense will be less than $100 in fiscal 2007 due to the reduction in debt and interest income will continue to decrease due to lower cash balances.

Income Taxes

Income tax expense for the first quarter of fiscal 2007 and 2006 was $113 and $50, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for both periods are primarily attributable to state taxes.

Net Loss

Net loss for the three months ended April 30, 2007 was $1,708, $(0.13) per basic and diluted share, as compared with $1,161, $(0.10) per basic and diluted share, for the three months ended April 30, 2006. The higher net loss is principally attributable to the higher operating loss, partially offset by lower interest expense.

We expect to report net income for fiscal 2007.

Weighted-Average Shares

As a result of incurring a net loss for all periods presented, basic and diluted weighted-average shares outstanding are equivalent, as common stock equivalents from the conversion of our Convertible Debentures and from stock options and warrants would be anti-dilutive.

Weighted-average shares outstanding for the first quarter of fiscal 2007 increased 1,536, or 13.2%, to 13,138 from 11,602 for the same quarter of fiscal 2006. The increase was principally attributable to the issuance of additional shares as a result of the conversion of our Convertible Debentures to common stock, partially offset by our repurchase of 952 shares of common stock in December 2006.

Liquidity and Capital Resources

We continually project our anticipated cash requirements, which include working capital needs, potential acquisitions and interest payments. Funding requirements are financed primarily through our operations, the sale of equity, or through equity-linked and debt securities.

At April 30, 2007, our principal sources of liquidity were our cash and cash equivalents of $12,636 and marketable securities of $13,275. We believe that our sources of liquidity are adequate to fund our ongoing operating requirements. However, we are currently in the process of obtaining a $25,000 credit facility to be used for the purchase of capital assets and for general corporate purposes. We cannot provide any assurances that we will be able to close that facility on terms that are acceptable to the Company.

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

Net cash used in operating activities was $1,128 during the first quarter of fiscal 2007 compared with net cash provided by operating activities of $56 in the first quarter of fiscal 2006. The increase in cash used in operating activities is principally attributable to our higher operating loss.

Cash provided by investing activities was approximately $7,223 during the first quarter of fiscal 2007 compared with cash used in investing activities of $2,798 during the first quarter of fiscal 2006. Cash provided by investing activities during the first quarter of fiscal 2007 was principally attributable to the increase in proceeds from the sale and maturity of marketable securities and cash received as part of the Channel One acquisition, partially offset by amounts spent to acquire Frontline and to purchase information for our direct marketing database and an increase in capital expenditures. Capital expenditures increased $646 to $1,149 in the first quarter of fiscal 2007 compared with $503 in the first quarter of fiscal 2006, primarily due to the remodeling of our New York office.

Excluding our cash needs to complete acquisitions, we historically have not spent significant amounts of cash on fixed assets. However, we expect capital expenditures for fiscal 2007 to approximate $16,000 due to anticipated capital expenditures on improvements to the infrastructure of Channel One, planned investments in out-of-home and interactive assets, and the remodeling of our New York corporate headquarters.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of April 30, 2007, our unused repurchase authorization for our common stock was approximately $7,016.

Net cash provided by financing activities was $175 during the first quarter of fiscal 2007 compared with net cash used by financing activities of $7,702 during the first quarter of fiscal 2006, principally due to the payment of amounts owed dELiA*s, Inc. as a result of the spinoff in December 2005.

Critical Accounting Policies and Estimates

During the first three months of fiscal 2007, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for fiscal 2006, for additional information relating to our use of estimates and other critical accounting policies.

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

For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 in Item 1A—Risk Factors.

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

Item 3.	Quanti tative and Qualitative Disclosures about Market Risk.

We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4.	Controls a nd Procedures.

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

PA RT II. OTHER INFORMATION

Item 1.	Legal Proce edings.

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Landenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against Alloy, the individual defendants and the underwriters of our initial public offering. The amended complaint asserted violations of Section 10(b) of the Exchange Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to Alloy, the court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Alloy participated in court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the court. The fairness hearing was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to six focus group cases and remanded the matter for further consideration. On January 5, 2007, Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit. On April 6, 2007, the Second Circuit denied Plaintiffs’ Petition and indicated that Plaintiffs were not precluded from seeking certification of a more limited class in the District Court. At a May 30, 2007 status conference, Plaintiffs made an oral motion to certify two plaintiff classes. In addition, issuers’ liaison counsel indicated that the issuer settlement is no longer viable in its present form in light of the Second Circuit opinion. The District Court scheduled a status conference for June 11, 2007 to address the status of the settlement. At this time, there can be no assurance that the Settlement Agreement can be restructured to effectuate a definitive settlement.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 1A.	Ri sk Factors.

See our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 for a discussion of risk factors related to our business. In addition to those risk factors disclosed in our Form 10-K, the following are risks related to our business and our acquisition of Channel One:

If we are unable to restore Channel One to profitability, we may incur substantial write-offs.

When we acquired the assets of Channel One, Channel One was incurring significant losses due to a substantial reduction in revenue and a high cost structure. While we have taken steps to reduce Channel One’s costs, we cannot provide any assurances that we will be able to grow revenue to a level where it exceeds the costs of producing the programming. In addition, Channel One’s assets are very old and in need of replacement. Accordingly, we are planning on spending a significant amount of capital on upgrading Channel One’s infrastructure.

Item 2.	Unregi stered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2003, the Company repurchased 150 shares for approximately $3.0 million under this plan. The Company has not repurchased any additional shares under this plan through April 30, 2007 and has an unused authorization of approximately $7.0 million.

The following table provides information with respect to purchases by the Company of shares of its common stock during the first quarter of fiscal 2007:

(Amounts in thousands, except per share amounts)

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
February 2007	—		$—	—	$7,016
March 2007	—		—	—	7,016
April 2007	1	(1)	11.74	—	7,016

Total	1			—	$7,016

(1)	Represents shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Global Market on the date of the surrender.

Item 3.	De faults upon Senior Securities.

Not applicable.

Item 4.	Sub mission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exh ibits.

(a) Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ Gary J. Yusko
Gary J. Yusko
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: June 11, 2007

EXHIBIT INDEX

10.1***	Alloy, Inc. Compensation Arrangements for Named Executive Officers.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated June 11, 2007, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Gary J. Yusko, Chief Financial Officer, dated June 11, 2007, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Management contract or compensatory plan or arrangement.