Form 10-Q
period 2007-07-31
ALLOY INC
filed 2007-09-10
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 6, 2007, the registrant had 14,043,461 shares of common stock, $.01 par value per share, outstanding, excluding 1,199,826 shares of treasury stock.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 31, 2007	January 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,851	$6,366
Marketable securities	13,441	21,145
Accounts receivable, net of allowance for doubtful accounts of $1,948 and $2,680 respectively	35,110	29,534
Inventory	4,937	3,225
Other current assets	4,598	4,862

Total current assets	69,937	65,132
Fixed assets	12,576	4,403
Goodwill	120,850	119,218
Intangible assets	8,017	7,424
Other assets	444	389

Total assets	$211,824	$196,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,525	$7,246
Deferred revenue	13,805	10,542
Accrued expenses and other current liabilities	23,108	13,887

Total current liabilities	45,438	31,675
Senior convertible debentures	1,397	1,397
Other long-term liabilities	2,135	823

Total liabilities	48,970	33,895

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding, 15,166 and 14,698 shares, respectively	152	147
Additional paid-in capital	443,387	438,428
Accumulated deficit	(265,926)	(261,692)

	177,613	176,883
Less treasury stock, at cost: 1,200 and 1,151 shares	(14,759)	(14,212)

Total stockholders’ equity	162,854	162,671

Total liabilities and stockholders’ equity	$211,824	$196,566

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue	$51,666	$46,733	$89,453	$91,568

Expenses:
Operating	47,154	40,344	81,683	80,247
General and administrative	4,614	3,443	8,743	7,618
Depreciation and amortization	1,337	679	2,354	1,698
Special charges	—	(43)	—	127

Total expenses	53,105	44,423	92,780	89,690

Operating income (loss)	(1,439)	2,310	(3,327)	1,878

Interest expense	(21)	(1,063)	(40)	(2,123)
Interest income and other income	237	449	549	830

Income (loss) before income taxes	(1,223)	1,696	(2,818)	585

Income taxes	(289)	(50)	(402)	(100)

Net income (loss)	$(1,512)	$1,646	$(3,220)	$485

Income (loss) per basic share	$(0.11)	$0.14	$(0.24)	$0.04

Income (loss) per diluted share	$(0.11)	$0.13	$(0.24)	$0.04

Weighted average shares outstanding:
Basic	13,551	11,954	13,357	11,750

Diluted	13,551	12,551	13,357	12,409

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended July 31,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(3,220)	$485
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,459	1,047
Amortization of debt issuance costs and other	—	256
Amortization of intangible assets	895	651
Compensation charge for restricted stock and issuance of options	1,749	1,205
Changes in operating assets and liabilities:
Accounts receivable, net	791	10,144
Other assets	(510)	(1,669)
Accounts payable, accrued expenses, and other	3,385	(239)

Net cash provided by operating activities	4,549	11,880

Cash Flows from Investing Activities
Capital expenditures	(7,066)	(739)
Acquisition of companies	1,427	(155)
Purchases of marketable securities	(8,511)	(16,898)
Proceeds from the sales and maturity of marketable securities	16,215	1,200
Purchase of domain name / mailing list / marketing rights	(1,198)	(78)

Net cash provided by (used in) investing activities	867	(16,670)

Cash Flows from Financing Activities
Cash payment to dELiA*s, Inc. pursuant to spinoff	—	(8,155)
Issuance of common stock	616	489
Repurchase of common stock	(547)	—

Net cash provided by (used in) financing activities	69	(7,666)

Net change in cash and cash equivalents	5,485	(12,456)
Cash and cash equivalents:
Beginning of period	6,366	39,631

End of period	$11,851	$27,175

See accompanying notes to consolidated financial statements

1. Business and Financial Statement Presentation

Alloy, Inc. (the “Company”) is a nontraditional media and marketing services company that reaches targeted consumer segments using a diverse array of assets and services in interactive, display, direct mail, content production and educational programming businesses. The Company operates its business through three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes the Alloy Marketing and Promotions business, on-campus marketing unit and sampling divisions. The Media segment is comprised of company-owned entertainment media assets, including the display board, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and college guides, giving the Company significant reach into its target demographic audience and providing its advertising clients with significant exposure to the youth market.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform with the current presentation. The results of operations for the three and six-month periods ended July 31, 2007 and 2006 are not necessarily indicative of the operating results for a full fiscal year.

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

Net Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company excludes outstanding stock options, outstanding warrants to purchase common stock, common stock issuable upon conversion of the 5.375% Senior Convertible Debentures due August 1, 2023 and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted earnings (loss) per common share in cases where the inclusion of such securities would be antidilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the three and six-month periods ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Basic
Numerator:
Income (loss)	$(1,512)	$1,646	$(3,220)	$485

Denominator:
Weighted-average common shares	14,015	12,387	13,821	12,183
Weighted-average common shares subject to repurchase	(464)	(433)	(464)	(433)

Weighted-average basic shares outstanding	13,551	11,954	13,357	11,750

Income (loss) per basic share	$(0.11)	$0.14	$(0.24)	$0.04

Diluted
Numerator:
Income (loss)	$(1,512)	$1,646	$(3,220)	$485

Denominator:
Weighted-average basic shares outstanding	13,551	11,954	13,357	11,750
Common stock equivalents	—	597	—	659

Weighted-average diluted shares outstanding	13,551	12,551	13,357	12,409

Income (loss) per diluted share	$(0.11)	$0.13	$(0.24)	$0.04

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company in certain circumstances and are therefore not included in the calculation of the weighted-average shares outstanding for basic income (loss) per share.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share are detailed in the following table for the three and six-month periods ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Options and warrants to purchase common stock	2,116	1,429	2,116	989
Conversion of 5.375% Convertible Debentures	42	2,069	42	2,069
Restricted stock	464	—	464	—

Total	2,622	3,498	2,622	3,058

For the three and six-month periods ended July 31, 2007, all outstanding options were excluded. For the three-month and six-month periods ended July 31, 2006, the exercise prices (per share) of the options excluded were $10.84–$32.24 and $11.80–$32.24, respectively. Excluded from all periods presented were warrants to purchase 280 shares of common stock with an average exercise price of $74.61.

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

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended July 31, 2007 and 2006 was $986 and $459, respectively, of which $542 and $287, respectively, were included in operating costs in the Statement of Operations and $444 and $172, respectively, were included in general and administrative expenses in the Statement of Operations. For the six-month periods ended July 31, 2007 and 2006, the total stock-based compensation expense was $1,749 and $1,205, respectively, of which $1,018 and $748, respectively, were included in operating costs in the Statement of Operations and $731 and $457, respectively, were included in general and administrative expenses in the Statement of Operations.

The weighted-average fair value of each option as of the grant date was $5.22 and $5.00 for the six months ended July 31, 2007 and 2006, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended July 31, 2007	Year Ended January 31, 2007
Risk-free interest rate	4.75%	4.95%
Expected lives (in years)	4.5	4.6
Expected volatility	47.1%	52.8%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the six-month period ended July 31, 2007:

	Options	Weighted-Average Exercise Price Per Share	Average Per Share Market Price
Outstanding at January 31, 2007	1,693	$13.15	$11.87
Options granted	285	11.61	11.61
Options exercised	(73)	8.32	12.00
Options forfeited or expired	(69)	11.64	N/A

Outstanding at July 31, 2007 (unaudited)	1,836	$13.16	$9.40

Fully vested and exercisable at July 31, 2007 (unaudited)	1,060	$14.77	N/A

Available for future grants	1,992

The total intrinsic value of options exercised during the six-month period ended July 31, 2007 was $270.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Restricted Stock

The Company has awarded restricted shares of common stock to directors and certain employees. The awards have restriction periods tied to employment and vest over periods of up to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. In the three-month period ended July 31, 2007, the Company awarded 5 restricted shares with a weighted-average life of three years and a fair market value of $50.

Unearned compensation expense related to restricted stock grants at July 31, 2007 was $4,898. The expense is expected to be recognized over a weighted-average period of approximately 3.1 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended July 31, 2007 and 2006 was $572 and $285, respectively. For the six-month periods ended July 31, 2007 and 2006, total compensation expense attributable to restricted stock grants was $954 and $595, respectively.

The following is a summary of restricted stock activity for the six-month period ended July 31, 2007:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2007	319	$12.75
Granted	177	11.82
Vested	(19)	14.21
Forfeited	(13)	11.37

Unvested at July 31, 2007 (unaudited)	464	$12.38

During the second quarter of the fiscal year ending January 31, 2008 (“fiscal 2007”), employees surrendered to the Company approximately 5 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of their restricted stock.

At July 31, 2007, there were 280 warrants outstanding and exercisable with an average exercise price of $74.61 per share and a weighted average contractual term of 4.2 years.

3. Acquisitions

Frontline Marketing

On April 20, 2007, the Company acquired the operating assets of Frontline Marketing, Inc. (“Frontline”), a national in-store advertising and display network, comprising displays located in approximately 6,000 grocery stores, and certain assets related thereto from Frontline’s shareholders. The Company paid $5,986, including transaction costs, to acquire such assets, of which $1,811 was paid by the issuance of 150 shares of its common stock, subject to a working capital adjustment. The Company also agreed to pay an additional potential earn-out payment of up to $7,200 based on the EBITDA performance of the acquired assets over the next three years. The earn-out payment is payable at the Company’s option in cash or a combination of cash and shares of its common stock, with the maximum number of shares issuable being 50% of the earn-out amount. The results of Frontline’s operations since the date of acquisition have been included in the accompanying consolidated financial statements. Frontline is a part of the Company’s Media segment.

The Company has made a preliminary allocation of purchase price based on the assets acquired and liabilities assumed. The purchase price allocation is subject to adjustment based on the final determination of working capital. The Company has recorded approximately $2,902 of goodwill representing the excess purchase price over the fair value of the net assets acquired. In addition, the Company has identified specific intangible assets consisting of: trademarks with a fair value of $100 and a useful life of 3 years, client relationships with a fair value of $300 and a useful life of 3 years, and non-competition agreements with a fair value of $120 and a useful life of 5 years.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

4. Goodwill and Intangible Assets

Changes in the book value of goodwill by segment for the three months ended July 31, 2007. Goodwill by segment is as follows:

	January 31, 2007	Acquisitions		Adjustments		July 31, 2007
						(unaudited)
Promotions	$27,193	$—		$—		$27,193
Media	65,287	2,902	(1)	(1,270	) (2)	66,919
Placement	26,738	—		—		26,738

Total	$119,218	$2,902		$(1,270)		$120,850

(1)	During the second quarter of fiscal 2007, the Company recorded $2,902 of goodwill associated with the acquisition of Frontline.
(2)	During the second quarter of fiscal 2007, the Company reversed $1,270 of goodwill related to an earn-out agreement of FindTuition.com, a fiscal 2005 acquisition. The Company determined that the payment of the earn-out was improbable.

	Gross	Accumulated Amortization	Net
At July 31, 2007:
(unaudited)
Intangible assets subject to amortization:
Client relationships	$10,529	$8,363	$2,166
Noncompetition agreements	4,872	3,842	1,030
Websites	1,650	1,503	147
Mailing lists	1,594	455	1,139

Total intangible assets subject to amortization	18,645	14,163	4,482
Trademarks	3,535	—	3,535

	$22,180	$14,163	$8,017

At January 31, 2007:
Intangible assets subject to amortization:
Client relationships	$10,368	$7,916	$2,452
Noncompetition agreements	4,752	3,695	1,057
Websites	1,650	1,458	192
Mailing lists	397	199	198

Total intangible assets subject to amortization	17,167	13,268	3,899
Trademarks	3,525	—	3,525

	$20,692	$13,268	$7,424

5. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Placement segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation from the publication. At July 31, 2007 and January 31, 2007, accounts receivable included approximately $8,029 and $6,572, respectively, of unbilled receivables.

6. Detail of Certain Balance Sheet Accounts

	July 31, 2007	January 31, 2007
	(unaudited)
Accrued expenses & other current liabilities
Deferred acquisition costs	$7,816	$3,264
Accrued compensation and sales commissions	4,557	5,046
Other	10,735	5,577

Total	$23,108	$13,887

7. Common Stock

On January 29, 2003, the Company adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The Company has repurchased 163 shares for approximately $3,115 under this program through July 31, 2007.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

On June 18, 2007, the Company repurchased 13.4 shares of its common stock under this program at a price per share of $9.71, for an aggregate purchase price of $131.

In addition, in July 2007, the Company repurchased 13 shares of its restricted stock from employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of the Company’s standard form of restricted stock agreement.

8. Convertible Senior Debentures

At July 31, 2007, the Company had $1,397 of long-term debt outstanding attributable to its 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”). The fair value of the Convertible Debentures is estimated based on quoted market prices. At July 31, 2007, the fair value of the Convertible Debentures was approximately $1,504.

9. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenue:	(Unaudited)		(Unaudited)
Promotion	$28,250	$27,698	$41,790	$46,826
Media	14,013	9,554	24,429	20,769
Placement	9,403	9,481	23,234	23,973

Total revenue	$51,666	$46,733	$89,453	$91,568

Operating income (loss):
Promotion	$4,105	$3,064	$3,994	$3,394
Media	(3,118)	1,224	(3,443)	1,821
Placement	797	371	2,264	2,034
Corporate	(3,223)	(2,349)	(6,142)	(5,371)

Total operating income (loss)	$(1,439)	$2,310	$(3,327)	$1,878

Depreciation and amortization:
Promotion	$221	$166	$477	$381
Media	852	310	1,399	896
Placement	9	9	18	19
Corporate	255	194	460	402

Total depreciation and amortization	$1,337	$679	$2,354	$1,698

Capital expenditures:
Promotion	$39	$61	$68	$118
Media	4,938	127	5,204	176
Placement	—	—	—	—
Corporate	940	48	1,794	445

Total capital expenditures	$5,917	$236	$7,066	$739

Stock-based compensation:
Promotion	$162	$75	$303	$222
Media	456	191	744	459
Placement	40	19	76	52
Corporate	328	174	626	472

Total stock-based compensation	$986	$459	$1,749	$1,205

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	At July 31, 2007	At January 31, 2007
	(Unaudited)
Total assets:
Promotion	$35,951	$32,945
Media	103,760	88,449
Placement	41,305	42,483
Corporate	30,808	32,689

Total assets	$211,824	$196,566

Included in Promotion revenue for the three-month periods ended July 31, 2007 and 2006 is $18,564 and $14,837, respectively, of revenue related to product sales. The related cost of goods sold was $6,201 and $5,199, respectively. Promotion revenue for the six-month periods ended July 31, 2007 and 2006 included $24,025 and $19,582, respectively, of revenue related to product sales. The related cost of goods sold was $7,399 and $6,374, respectively.

10. Supplemental Cash Flow and Other Information

Supplemental information on cash flows is summarized as follows:

	Six Months Ended July 31,
	2007	2006
Cash paid for:
Interest	$38	$1,866
Income taxes	348	436
Non-cash investing and financing activities:
Issuance of common stock in conjunction with acquisitions	1,811	3,500
Issuance of common stock pursuant to Sconex earn-out agreement	788	—

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

As a result of the implementation of FIN 48, the Company recognized an approximate $1,014 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to other long-term liabilities and a reduction to the February 1, 2007 balance of retained earnings. As of February 1, 2007, the Company’s total liability for unrecognized tax benefits was $1,314 (the Company had tax reserves of $300 in addition to the $1,014 increase in the liability). Included in the unrecognized tax benefits as of February 1, 2007 was a liability for interest and penalties of approximately $236. The Company recognizes the interest and penalties accrued related to the unrecognized tax benefits as a component of income tax expense on the Consolidated Statements of Operations.

As of July 31, 2007, the Company’s total liability for unrecognized tax benefits, including the liability for interest and penalties described above was $1,387. During the six-month period ended July 31, 2007, the Company expensed approximately $62 of interest expense and penalties related to the unrecognized tax benefits and recorded an additional $11 related to unrecognized tax benefits.

The Company’s subsidiaries join in the filing of a United States federal consolidated income tax return. The United States federal statute of limitations remains open for the years 2003 onward. To the Company’s knowledge, it is not currently under examination by the Internal Revenue Service.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

12. Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants the Company, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessels and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against the Company, the individual defendants and the underwriters of our initial public offering. The amended complaint asserted violations of Section 10(b) of the Exchange Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to the Company, the court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. The Company participated in court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of the issuers (including the Company), insurers and plaintiffs and submitted to the court. The fairness hearing was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to six focus group cases and remanded the matter for further consideration. On January 5, 2007, plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit. On April 6, 2007, the Second Circuit denied plaintiffs’ Petition and indicated that plaintiffs were not precluded from seeking certification of a more limited class in the District Court. At a May 30, 2007 status conference, plaintiffs made an oral motion to certify two plaintiff classes. In addition, issuers’ liaison counsel indicated that the issuer settlement is no longer viable in its present form in light of the Second Circuit opinion. The District Court scheduled a status conference for June 11, 2007 to address the status of the settlement. A status conference scheduled for July 25, 2007 was cancelled and has not been rescheduled. While the parties continue to work towards finalizing a settlement, the plaintiffs have indicated they will proceed as to filing amended complaints to seek certification of a more limited class if no settlement is reached, and have begun taking discovery from certain of the issuers. It is anticipated that the plaintiffs will be filing a revised class certification motion on or about September 27, 2007.

The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on its financial condition or operating results.

13. Stock-based Compensation Plans

A new stock option plan, the Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (the “Stock Plan”), was approved on June 14, 2007 by the Company’s stockholders at the Annual Meeting of Stockholders. The Stock Plan authorizes the grant of up to 2,000 shares of the Company’s common stock for the issuance of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, directors and consultants of the Company. All of the Company’s existing stock incentive plans, which in the aggregate as of June 18, 2007 had approximately 1,300 shares available for issuance, were terminated, resulting in a net increase of approximately 700 shares.

14. Subsequent Events

Credit Facility

On August 15, 2007, the Company entered into a Credit Agreement by and among Alloy, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (the “Credit Facility”).

The Credit Facility is in the aggregate principal amount of $25,000, consisting of a $15,000 revolving loan (the “Revolver”) and a $10,000 capital expenditure/term loan (the “Capex Loan”). The Revolver has a three-year term and a $2,000 sublimit for the issuance of letters of credit. Any letters of credit will reduce the available commitment under the Revolver on a dollar-for-dollar basis. The Capex Loan has a six-month term, at which time all borrowings under the Capex Loan will convert to a term loan (the “Term Loan”) that matures five years after the conversion date. The Term Loan requires amortization of its principal balance over the five-year period.

The Company has the option to increase the availability under the Revolver by an amount equal to the difference between the $10,000 and the amount due under the Term Loan upon the conversion from the Capex Loan to the Term Loan, provided that the Company is not in default under the Credit Facility and can meet the other conditions for increasing the availability of the Revolver set forth in the Credit Facility.

The loans and other obligations under the Credit Facility are guaranteed by certain wholly owned direct and indirect subsidiaries of the Company, with a requirement that the Credit Facility be guaranteed by any future subsidiaries of the Company.

The Company’s borrowings under the Credit Facility will bear interest at annual rates as detailed in the Credit Facility. In addition, as set forth in the Credit Facility, the Company is required to pay quarterly an unused commitment fee and a letter of credit fee. The Credit Facility also requires the Company, on a consolidated basis, to meet certain financial covenants. As of September 10, 2007, the Company has not drawn any funds from this facility.

SEC Compliance - Channel One Financial Statements

On April 21, 2007, the Company acquired the operating assets of Channel One. The Company is required under applicable SEC rules to file audited financial statements for Channel One for a period of two years and pro forma financial statements reflecting the acquisition. However, no audited financial statements for the acquired assets of Channel One have been prepared or are available. It would be impossible for the Company to provide these financial statements given the lack of necessary financial information regarding Channel One as a separate business. The SEC has informed the Company that the SEC will not declare effective registration statements or post-effective amendments filed by the Company until the Company files the required audited financial statements and pro forma financial information. This restriction does not apply to currently effective registration statements covering employee benefit plans, transactions involving secondary offerings or sales of securities under Rule 144.

The Company expects to submit a waiver request to the SEC after it files its Form 10-K for the fiscal year ending January 31, 2008, which will include the Channel One operations, although there is no guarantee that the SEC will grant this waiver.

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

Executive Summary

Alloy is a nontraditional media and marketing services company that reaches targeted consumer segments using a diverse array of assets and services in interactive, display, direct mail, content production and educational programming businesses. We operate our business through three operating segments—Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our Alloy Marketing and Promotion business (“AMP”), on-campus marketing unit (“OCM”) and sampling business. Our Media segment is comprised of company-owned entertainment media assets, including our display board, Internet, database, specialty print, educational programming, and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize our wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming and college guides, giving us significant reach into our target demographic audience and providing our advertising clients with significant exposure to the youth market.

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

We intend to continue to expand our Media segment through acquisitions and internally generated growth, as we believe this segment provides the greatest opportunity to increase long-term profitability and shareholder value. In this regard, in April 2007, we acquired the assets of Channel One Communications Corporation (“Channel One”), a provider of programming for middle and high schools, which will enable us to deliver age appropriate messages and information to our key student demographic group. During the second quarter of the fiscal year ending January 31, 2008 (“fiscal 2007”), Channel One partnered with NBC News to create the programming for its daily news and public affairs broadcast. We expect that NBC News’ global newsgathering capabilities will further enhance Channel One’s brand of news delivery.

In April 2007, we also acquired Frontline Marketing, Inc. (“Frontline”), a national in-store advertising and display network, which will further enable us to expand our advertising reach of our Media segment to grocery and mass merchandise stores.

In our Promotion and Placement segments, we plan to continue to try to maximize profitability, not necessarily growth. In addition, we also believe our business should continue to grow as we strive to capitalize on the following key assets:

•

Broad Access. We are able to reach a significant portion of targeted consumers by: (i) producing a wide range of college guides, books and recruitment publications; (ii) owning and operating over 60,000 display media boards on college and high school campuses throughout the United States; (iii) placing advertising in over 2,900 college and high school newspapers; (iv) distributing educational programming to approximately 8,500 secondary schools in the United States; (v) maintaining and expanding our ability to execute large scale promotional service programs; and (vi) utilizing our national in-store advertising and display network comprising approximately 6,000 grocery stores.

•

Comprehensive Database. As of July 31, 2007, our database contained information on millions of individuals. In addition to names and addresses, our database contains a variety of valuable information that may include age, postal address, stated interests, on-line behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties and marketing services, as well as through acquisitions of companies that have database information and by purchasing or licensing the information from third parties. We analyze this data in detail, which we believe enables us to not only offer advertisers cost-effective ways of reaching highly targeted audiences but also to improve response rates from our own direct marketing sales efforts.

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

Three Months Ended July 31, 2007 Compared with Three Months Ended July 31, 2006

Revenue

Revenues for each business segment for the three months ended July 31, 2007 and 2006 were as follows:

	Three Months Ended July 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
Promotion	$28,250	54.7%	$27,698	59.3%
Media	14,013	27.1	9,554	20.4
Placement	9,403	18.2	9,481	20.3

Total revenue	$51,666	100.0%	$46,733	100.0%

Revenue for the second quarter of fiscal 2007 increased $4,933, or 10.6%, compared with the second quarter of the fiscal year ended January 31, 2007 (“fiscal 2006”). The increase was attributable to our Media and Promotion segments, in which revenue increased by $4,459 and $552, respectively, partially offset by a $78 decrease in Placement segment revenue.

Promotion segment revenue in the second quarter of 2007 increased 2.0% compared with the second quarter of fiscal 2006. The increase was attributable to higher on-campus marketing sales ($3,730), partially offset by a decrease in promotions and sampling revenue.

Media segment revenue increased 46.7% in the second quarter of fiscal 2007 compared with the same period of fiscal 2006. The increase was principally attributable to the revenue contributions of Channel One and Frontline and an increase in entertainment revenues ($570), partially offset by a decrease in display board revenue ($710).

The second quarter fiscal 2007 decrease in Placement segment revenue was principally attributable to lower multicultural newspaper and broadcast revenue ($1,120), partially offset by an increase in military and college newspaper revenue.

Expenses

Operating costs

Operating costs for the three months ended July 31, 2007 and 2006 were as follows:

	Three Months Ended July 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$22,187	47.1%	$19,571	48.5%
Selling expenses	14,581	30.9	14,211	35.2
Other operating costs	10,386	22.0	6,562	16.3

Total operating costs	$47,154	100.0%	$40,344	100.0%

Operating costs increased $6,810, or 16.9%, to $47,154 for the second quarter ended July 31, 2007 from $40,344 for the second quarter ended July 31, 2006. The increase in the second quarter of fiscal 2007 was principally attributable to: (i) the operating costs associated with our acquisitions of Frontline and Channel One; (ii) costs related to the increased sales in our on-campus marketing unit ($1,760); and (iii) an increase in stock-based compensation ($250), partially offset by a decrease in bad debt expense ($470) and a decrease in expenses as a result of fewer promotional and sampling programs.

General and administrative

General and administrative expenses increased $1,171, or 34.0%, to $4,614 for the three months ended July 31, 2007 from $3,443 for the comparable period of fiscal 2006. The second quarter 2007 increase was principally attributable to higher personnel and benefit costs ($520), an increase in non-cash stock based compensation expense ($270) and an increase in professional fees ($190).

Depreciation and amortization

Depreciation and amortization increased $658, or 96.9%, to $1,337 for the three months ended July 31, 2007 from $679 for the comparable period of fiscal 2006. The increase was principally attributable to the amortization and depreciation related to the acquired intangible and fixed assets of Frontline.

Income (Loss) from Operations

Operating income (loss) for each business segment for the three months ended July 31, 2007 and 2006 was as follows:

	Three Months Ended July 31,
	2007	2006
Promotion	$4,105	$3,064
Media	(3,118)	1,224
Placement	797	371
Corporate	(3,223)	(2,349)

Total operating income (loss)	$(1,439)	$2,310

Operating income decreased $3,749 to an operating loss of $1,439 for the three months ended July 31, 2007 from operating income of $2,310 for the three months ended July 31, 2006. The decrease in operating income is primarily attributable to an increase in operating and general and administrative expenses and depreciation and amortization, partially offset by higher revenue.

The Promotion segment operating income increased $1,041 to $4,105 for the three months ended July 31, 2007 from $3,064 for the three months ended July 31, 2006. The increase was primarily attributable to an increase in Promotion segment revenue and improved earnings in our on-campus marketing unit, partially offset by higher stock-based compensation expense and depreciation.

The Media segment operating income decreased $4,342 to an operating loss of $3,118 for the three months ended July 31, 2007 from operating income of $1,224 for the three months ended July 31, 2006. The decrease in operating income is primarily attributable to the operating costs of Channel One, an increase in depreciation and amortization and higher stock-based compensation expense, partially offset by higher Media segment revenue.

The Placement segment operating income increased $426 to $797 for the three months ended July 31, 2007 from $371 for the three months ended July 31, 2006. The second quarter improvement was principally attributable to a reduction in operating costs.

The Corporate segment operating loss increased $874 to $3,223 for the three months ended July 31, 2007 from $2,349 for the three months ended July 31, 2006. The increase in operating loss was principally attributable to increased professional fees, higher insurance expense and an increase in stock-based compensation expense.

Net Interest Income (Expense)

Net interest expense decreased $830 from $614 for the second quarter of fiscal 2006, to net interest income of $216 for the second quarter of fiscal 2007. The decrease is primarily attributable to lower interest expense. Interest expense decreased $1,042 to $21 for the second quarter of fiscal 2007 from $1,063 for the second quarter of fiscal 2006 as a result of the conversion of $67,903 principal amount of the 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”) to common stock. Interest income decreased $212 to $237 for the second quarter of fiscal 2007 from $449 for the second quarter of fiscal 2006, primarily due to lower cash balances.

Income Taxes

Income tax expense for the second quarter of fiscal 2007 and 2006 was $289 and $50, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for both periods are primarily attributable to state taxes.

Net Income (Loss)

Net income decreased $3,158 to net loss of $1,512 for the three months ended July 31, 2007 from net income of $1,646 for the three months ended July 31, 2006. The decrease is principally attributable to lower operating income, partially offset by lower interest expense.

Weighted-Average Shares

Basic

Basic weighted-average shares outstanding for the second quarter of fiscal 2007 increased 1,597, or 13.4%, to 13,551 from 11,954 for the same quarter of fiscal 2006. The increase in fiscal 2007 was principally attributable to the issuance of additional shares as a result of the conversion of our Convertible Debentures to common stock and issuance of shares for the Frontline acquisition, partially offset by our repurchase of 952 shares of common stock in December 2006.

Diluted

As a result of the Company incurring a net loss in the second quarter of fiscal 2007, basic and diluted shares used in the computation of earnings per share are equivalent. Diluted weighted-average shares outstanding for the second quarter of fiscal 2007 increased 1,000, or 8%, to 13,551 from 12,551 for the same quarter of fiscal 2006. The increase in fiscal 2007 was principally attributable to the issuance of additional shares as a result of the conversion of our Convertible Debentures to common stock and issuance of shares for the Frontline acquisition partially offset by both our repurchase of 952 shares of common stock in December 2006 and by common stock equivalents being excluded from the second quarter fiscal 2007 computation, as the inclusion of those shares would be anti-dilutive.

Six Months Ended July 31, 2007 Compared with Six Months Ended July 31, 2006

Revenue

Revenue for each business segment for the six months ended July 31, 2007 and 2006 were as follows:

	Six Months Ended July 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
Promotion	$41,790	46.7%	$46,826	51.1%
Media	24,429	27.3	20,769	22.7
Placement	23,234	26.0	23,973	26.2

Total revenue	$89,453	100.0%	$91,568	100.0%

Revenue for the six-month period ending July 31, 2007 decreased $2,115, or 2.3%, compared with the six-month period ending July 31, 2006. The decrease was primarily attributable to our Promotion segment, in which revenue decreased by $5,036, and our Placement segment, in which revenue decreased $739, partially offset by a $3,660 increase in our Media segment revenue.

Promotion segment revenue in the first half of 2007 decreased 10.8% compared with the first half of fiscal 2006. The decrease was principally attributable to fewer promotional events, lower sponsorship sales for our spring break promotion and lower sampling revenue, partially offset by increased on-campus marketing sales ($4,440).

Media segment revenue in the first six months of fiscal 2007 increased 17.6% compared with the same period of fiscal 2006. The increase was principally attributable to the revenue contributions of Channel One and Frontline and an increase in entertainment revenues ($750), partially offset by a decrease in display board revenue ($1,700).

Placement segment revenue decreased 3.1% in the first half of fiscal 2007 from the same period in fiscal 2006, primarily a result of lower broadcast and multicultural revenue ($4,300), partially offset by higher college and military newspaper revenue.

We expect our revenue in fiscal 2007 to increase compared with fiscal 2006, primarily as a result of our acquisitions of Frontline and Channel One.

Expenses

Operating costs

Operating costs for the six months ended July 31, 2007 and 2006 were as follows:

	Six Months Ended July 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$39,045	47.8%	$40,383	50.3%
Selling expenses	26,650	32.6	26,742	33.3
Other operating costs	15,988	19.6	13,122	16.4

Total operating costs	$81,683	100.0%	$80,247	100.0%

Operating costs increased $1,436, or 1.8%, to $81,683 for the six months ended July 31, 2007 from $80,247 for the six months ended July 31, 2006. The increase in the second half of fiscal 2007 was principally attributable to: (i) the operating costs associated with our acquisitions of Frontline and Channel One; (ii) costs related to the increased sales in our on-campus marketing unit ($1,940); and (iii) an increase in stock-based compensation ($270), partially offset by a decrease in bad debt expense ($830) and a decrease in expenses as a result of fewer promotional and sampling programs.

We expect operating costs will increase in fiscal 2007, compared with fiscal 2006, due to our Channel One and Frontline acquisitions, additional expenditures in our media assets, normal recurring contractual cost increases, personnel increases and variable costs attributable to increasing our Promotion segment’s revenue.

General and administrative

General and administrative expenses increased $1,125, or 14.8%, to $8,743 for the six months ended July 31, 2007 from $7,618 for the comparable period of fiscal 2006. The increase in the first half of fiscal 2007 was principally attributable to higher personnel and benefit costs ($810) and higher non-cash stock-based compensation expense ($270), partially offset by lower insurance costs.

We anticipate that general and administrative expenses will increase in fiscal 2007 compared with fiscal 2006 due to higher compensation costs.

Depreciation and amortization

Depreciation and amortization increased $656, or 38.6%, to $2,354 for the six months ended July 31, 2007 from $1,698 for the same period of fiscal 2006. The increase was principally attributable to the amortization and depreciation related to the acquired intangible and fixed assets of Frontline.

We currently anticipate that depreciation and amortization will increase in fiscal 2007, compared with fiscal 2006, due to increased capital expenditures and as a result of our acquisitions of Frontline and Channel One.

Income (loss) from Operations

Operating income (loss) for each business segment for the six months ended July 31, 2007 and 2006 were as follows:

	Six Months Ended July 31,
	2007	2006
Promotion	$3,994	$3,394
Media	(3,443)	1,821
Placement	2,264	2,034
Corporate	(6,142)	(5,371)

Total operating income (loss)	$(3,327)	$1,878

Income from operations decreased $5,205 to an operating loss of $3,327 for the six months ended July 31, 2007 from operating income of $1,878 for the six months ended July 31, 2006. The decrease is primarily attributable to lower revenue in our Promotions segment and the operating costs of Channel One.

The Promotion segment operating income increased $600 to $3,994 for the six months ended July 31, 2007 from $3,394 for the six months ended July 31, 2006. The increase was primarily attributable to lower expenses associated with the revenue decline, and improved earnings in our on-campus marketing unit, partially offset by higher depreciation and amortization and higher stock-based compensation expense.

The Media segment operating income decreased $5,264 to an operating loss of $3,443 for the six months ended July 31, 2007 from operating income of $1,821 for the six months ended July 31, 2006. The decrease in operating income is primarily attributable to increased spending on upgrading our interactive properties, lower profitability from display board assets, higher depreciation and amortization, and higher stock-based compensation expense.

The Placement segment operating income increased $230 to $2,264 for the six months ended July 31, 2007 from $2,034 for the six months ended July 31, 2006. The improvement was principally attributable to a reduction in operating costs in our newspaper business, partially offset by higher stock-based compensation expense.

The Corporate segment operating loss increased $771 to $6,142 for the six months ended July 31, 2007 from $5,371 for the six months ended July 31, 2006. The increase in operating loss was principally attributable to higher depreciation and amortization and stock-based compensation expense partially offset by lower special charges.

We currently anticipate that operating income will decrease in fiscal 2007 compared with fiscal 2006, primarily as a result of our acquisition of Channel One.

Net Interest Income (Expense)

Net interest expense decreased $1,802 to net interest income of $509 for the first half of fiscal 2007 from net interest expense of $1,293 for the first half of fiscal 2006. The decrease is primarily attributable to lower interest expense. Interest expense decreased $2,083 to $40 for the first half of fiscal 2007 from $2,123 for the first half of fiscal 2006 as a result of the conversion of $67,903 principal amount of the Convertible Debentures to common stock. Interest income decreased $281 to $549 for the first half of fiscal 2007 from $830 for the first half of fiscal 2006, primarily due to lower cash balances.

We currently anticipate that interest expense will be less than $100 in fiscal 2007 due to the reduction in debt and interest income will continue to decrease due to lower cash balances.

Income Taxes

Income tax expense for the first half of fiscal 2007 and 2006 was $402 and $100, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for both periods are primarily attributable to state taxes.

Net Income (Loss)

Net income decreased $3,705 to a net loss of $3,220 for the six months ended July 31, 2007 from net income of $485 for the six months ended July 31, 2006. The decrease is principally attributable to higher operating loss, partially offset by lower interest expense.

We expect to report net income for fiscal 2007.

Weighted-Average Shares

Basic

Basic weighted-average shares outstanding for the first half of fiscal 2007 increased 1,607, or 13.7%, to 13,357 from 11,750 for the first half of fiscal 2006. The increase in fiscal 2007 was principally attributable to the issuance of additional shares as a result of the conversion of our Convertible Debentures to common stock and issuance of shares for the Frontline acquisition, partially offset by our repurchase of 952 shares of common stock in December 2006.

Diluted

As a result of the Company incurring a net loss in the first half of fiscal 2007, basic and diluted shares used in the computation of earnings per share are equivalent. Diluted weighted-average shares outstanding for the first half of fiscal 2007 increased 948, or 7.6%, to 13,357 from 12,409 for the first half of fiscal 2006. The increase in fiscal 2007 was principally attributable to the issuance of additional shares as a result of the conversion of our Convertible Debentures to common stock and issuance of shares for the Frontline acquisition, partially offset by both our repurchase of 952 shares of common stock in December 2006 and by common stock equivalents being excluded from the first half of fiscal 2007 computation, as the inclusion of those shares would be anti-dilutive.

Liquidity and Capital Resources

We continually project our anticipated cash requirements, which include working capital needs, potential acquisitions and interest payments. Funding requirements may be financed primarily through our operations, the sale of equity, or through equity-linked and debt securities.

At July 31, 2007, our principal sources of liquidity were our cash and cash equivalents of $11,851 and marketable securities of $13,441. Although we believe that our sources of liquidity are adequate to fund our ongoing operating requirements, in August 2007 we obtained a credit facility in the aggregate principal amount of $25,000. The credit facility consists of a $15,000 revolving loan with a three-year term which includes a $2,000 sublimit for the issuance of letters of credit and a $10,000 capital expenditure/term loan with a six-month term, at which time all borrowings under the loan will convert to a term loan that matures five years after the conversion date. We anticipate that the credit facility will be used for the purchase of capital assets and for general corporate purposes.

If our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to raise additional capital or utilize our credit facility. If we utilize our credit facility, we would be required to make quarterly interest payments and would be subject to certain financial covenants. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash provided by operating activities was $4,549 for the first half of fiscal 2007 compared with net cash provided by operating activities of $11,880 in the first half of fiscal 2006. The decrease in cash provided by operating activities is principally attributable to our net operating loss and lower accounts receivable balance due to improved collections.

Cash provided by investing activities was approximately $867 during the first half of fiscal 2007 compared with cash used in investing activities of $16,670 during the first six months of fiscal 2006. Cash provided by investing activities during the first six months of fiscal 2007 was principally attributable to the increase in proceeds from the sale and maturity of marketable securities and cash received as part of the Channel One acquisition, partially offset by amounts spent to acquire Frontline and to purchase information for our direct marketing database and an increase in capital expenditures. Capital expenditures increased $6,327 to $7,066 in the first half of fiscal 2007 compared with $739 in the first half of fiscal 2006, primarily due to capital improvements for Channel One’s infrastructure.

Excluding our cash needs to complete acquisitions, we historically have not spent significant amounts of cash on fixed assets. However, we expect capital expenditures for fiscal 2007 to approximate $16,000 due to anticipated capital expenditures on improvements to the infrastructure of Channel One and planned investments in display board assets.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of July 31, 2007, our unused repurchase authorization for our common stock was approximately $6,885.

Net cash provided by financing activities was $69 during the first half of fiscal 2007 compared with net cash used by financing activities of $7,666 during the first half of fiscal 2006, principally due to the payment of amounts owed dELiA*s, Inc. as a result of the spinoff in December 2005.

Critical Accounting Policies and Estimates

During the first six months of fiscal 2007, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for fiscal 2006, for additional information relating to our use of estimates and other critical accounting policies.

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

Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

•	changes in business and economic conditions and other adverse conditions in our markets;

•	increased competition;

•	our inability to achieve and maintain profitability;

•	lack of future earnings;

•	inability to maintain quality and size of database;

•	our ability to protect or enforce our intellectual property or proprietary rights;

•	our ability to comply with SEC requirements with respect to our financial statements;

•	changes in consumer preferences;

•	events subsequent to spinoff of dELiA*s, Inc. could materially affect business;

•	volatility of stock price causing substantial declines;

•	our business may not grow in the future;

•	litigation that may have an adverse effect on our financial results or reputation;

•	reliance on third-party suppliers;

•	our ability to successfully implement our operating, marketing, acquisition and expansion strategies; and

•	natural disasters and terrorist attacks.

For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 in Item 1A—Risk Factors and the risks discussed in this Quarterly Report.

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

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessels and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against Alloy, the individual defendants and the underwriters of our initial public offering. The amended complaint asserted violations of Section 10(b) of the Exchange Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to Alloy, the court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Alloy participated in court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the court. The fairness hearing was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to six focus group cases and remanded the matter for further consideration. On January 5, 2007, plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit. On April 6, 2007, the Second Circuit denied plaintiffs’ Petition and indicated that plaintiffs were not precluded from seeking certification of a more limited class in the District Court. At a May 30, 2007 status conference, plaintiffs made an oral motion to certify two plaintiff classes. In addition, issuers’ liaison counsel indicated that the issuer settlement is no longer viable in its present form in light of the Second Circuit opinion. The District Court scheduled a status conference for June 11, 2007 to address the status of the settlement. A status conference scheduled for July 25, 2007 was cancelled and has not been rescheduled. While the parties continue to work towards finalizing a settlement, the plaintiffs have indicated they will proceed as to filing amended complaints to seek certification of a more limited class if no settlement is reached, and have begun taking discovery from certain of the issuers. It is anticipated that the plaintiffs will be filing a revised class certification motion on or about September 27, 2007.

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

Continued failure to comply with the SEC’s requirements regarding financial statements relating to the Channel One acquisition could have a material adverse effect on our business.

As previously reported in the Company’s Form 8-K/A filed on August 7, 2007, we are currently unable to provide audited financial statements required by the SEC’s rules and regulations with respect to the acquired assets of Channel One, because we do not have access to such financial statements, despite having devoted substantial efforts to obtain them. Our current understanding and belief is that separate financial statements for Channel One that would meet the SEC’s requirements do not exist. We intend to include financial information related to Channel One in our Annual Report on Form 10-K for the fiscal year ending January 31, 2008.

The SEC has informed us that until we file audited financial statements for Channel One and the pro forma financial information required by the SEC’s rules, the SEC will not declare effective registration statements or post-effective amendments filed by us. This restriction does not apply to currently effective registration statements covering employee benefit plans, transactions involving secondary offerings or sales of securities under Rule 144. At this time, we believe that we will submit another waiver request to the SEC after we file our Form 10-K for the fiscal year ending January 31, 2008, which will include the Channel One operations.

If the SEC does not grant our waiver request and/or if we are unable to provide the required financial information regarding the acquired assets of Channel One, and we are unable to have registration statements or post-effective amendments declared effective, this would mean that we would be unable to engage in registered offerings of our securities and would be unable to have registration statements for the resale of our securities by investors in private placements or recipients of our securities in other private issuances of securities, such as acquisitions, declared effective. This could have a material adverse effect on our business. We cannot assure you that the SEC will grant our request for a waiver or that we will be able to comply with the financial statement requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2003, we repurchased 150 shares for approximately $3.0 million under this program. We repurchased 13.4 shares under this program during the second quarter of fiscal 2007 and have an unused authorization of approximately $6.9 million.

The following table provides information with respect to purchases by the Company of shares of its common stock during the second quarter of fiscal 2007:

(Amounts in thousands, except per share amounts)

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
May 2007	—		—	—	$7,016
June 2007	4.4	(1)	$9.85	—	7,016
	13.4	(2)	9.71	13.4	6,885
July 2007	0.2	(1)	9.91	—	6,885
	13.0	(3)	$0.01	—	6,885

Total	31.0			13.4	$6,885

(1)	Represents shares of common stock surrendered to us by employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Global Market on the date of the surrender.
(2)	On June 18, 2007, we repurchased 13.4 shares of our common stock at a price per share of $9.71, for an aggregate purchase price of $131.
(3)	Represents shares of unvested restricted stock we repurchased from employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of our standard form of restricted stock agreement.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders (the “2007 Annual Meeting”) on June 14, 2007. At the 2007 Annul Meeting, our stockholders voted in favor of the proposal to elect Samuel A. Gradess, Edward A. Monnier and Jeffrey Hollender as directors to serve until the Annual Meeting of Stockholders to be held in 2010 and until their successors are duly elected and qualified, with 10,589,751 votes cast for and 1,903,187 votes withheld or abstentions for Mr. Gradess; with 11,301,057 votes cast for and 1,191,881 votes withheld or abstentions for Mr. Monnier; and with 12,401,815 votes cast for and 91,123 votes withheld or abstentions for Mr. Hollender. The term of each of the other directors of the Company, namely Matthew C. Diamond, James K. Johnson, Jr., Peter M. Graham, Anthony N. Fiore and Richard E. Perlman, continued after the 2007 Annual Meeting. Also, at the 2007 Annual Meeting, our stockholders voted: (i) to ratify and confirm the selection of

BDO Seidman, LLP as our independent auditors for the fiscal year ending January 31, 2008, with 12,468,190 votes for, 18,965 votes against and 5,783 abstentions on the proposal; and (ii) to approve the adoption of the Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan, with 6,908,360 votes for, 2,476,632 votes against and 553,911 abstentions on the proposal.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ Joseph D. Frehe
Joseph D. Frehe
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: September 10, 2007

EXHIBIT INDEX

10.1*†	Alloy, Inc. Compensation Arrangements for Named Executive Officers.

10.2†	Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (incorporated by reference to Alloy’s Current Report on Form 8-K filed on June 19, 2007) (File No. 000-26023).

10.3*†	Form of Stock Option Grant Notice and Stock Option Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (includes accelerated vesting).

10.4*†	Form of Stock Option Grant Notice and Stock Option Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (without accelerated vesting).

10.5*†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (includes accelerated lapsing of repurchase rights).

10.6*†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (without accelerated lapsing of repurchase rights.)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated September 10, 2007, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated September 10, 2007, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Management contract or compensatory plan or arrangement.