Form 10-Q
period 2007-10-31
ALLOY INC
filed 2007-12-07
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 2007, the registrant had 14,072,288 shares of common stock, $.01 par value per share, outstanding, excluding 1,202,872 shares of treasury stock.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 31, 2007	January 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,244	$6,366
Marketable securities	13,525	21,145
Accounts receivable, net of allowance for doubtful accounts of $1,948 and $2,680, respectively	50,377	29,534
Inventory	3,444	3,225
Other current assets	4,859	4,862

Total current assets	84,449	65,132
Fixed assets, net	12,811	4,403
Goodwill	121,150	119,218
Intangible assets, net	7,860	7,424
Other assets	452	389

Total assets	$226,722	$196,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,210	$7,246
Deferred revenue	11,683	10,542
Bank loan payable	4,000	—
Accrued expenses and other current liabilities	17,077	13,887

Total current liabilities	46,970	31,675
Senior convertible debentures	1,397	1,397
Other long-term liabilities	2,222	823

Total liabilities	50,589	33,895

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding, 15,244 and 14,698, respectively	152	147
Additional paid-in capital	444,278	438,428
Accumulated deficit	(253,538)	(261,692)

	190,892	176,883
Less treasury stock, at cost: 1,200 and 1,151 shares, respectively	(14,759)	(14,212)

Total stockholders’ equity	176,133	162,671

Total liabilities and stockholders’ equity	$226,722	$196,566

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue	$66,518	$63,679	$155,971	$155,247

Expenses:
Operating	53,636	49,600	135,319	129,847
General and administrative	4,435	3,852	13,178	11,470
Depreciation and amortization	1,409	771	3,763	2,469
Special charges	—	—	—	127

Total expenses	59,480	54,223	152,260	143,913

Operating income	7,038	9,456	3,711	11,334
Interest expense	(24)	(751)	(64)	(2,874)
Debt conversion expense	—	(15,835)	—	(15,835)
Interest income and other income	282	446	831	1,276

Income (loss) before income taxes	7,296	(6,684)	4,478	(6,099)
Income taxes	(408)	(375)	(810)	(475)

Income (loss) before extraordinary item	6,888	(7,059)	3,668	(6,574)
Extraordinary gain	5,500	—	5,500	—

Net income (loss)	$12,388	$(7,059)	$9,168	$(6,574)
Basic net earnings (loss) per share:
Income (loss) before extraordinary item	$0.51	$(0.55)	$0.27	$(0.54)
Extraordinary gain	0.40	0.00	0.41	0.00

Basic net earnings (loss) per share	$0.91	$(0.55)	$0.68	$(0.54)
Diluted net earnings (loss) per share:
Income (loss) before extraordinary item	$0.50	$(0.55)	$0.27	$(0.54)
Extraordinary gain	0.40	0.00	0.40	0.00

Diluted net earnings (loss) per share	$0.90	$(0.55)	$0.67	$(0.54)
Weighted average shares outstanding:
Basic	13,568	12,731	13,419	12,079

Diluted	13,750	12,731	13,654	12,079

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended October 31,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$9,168	$(6,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	(5,500)	—
Depreciation and amortization of fixed assets	2,449	1,532
Amortization of debt issuance costs and other	—	1,280
Amortization of intangible assets	1,314	939
Compensation charge for restricted stock and issuance of options	2,636	2,052
Debt conversion payments	—	14,896
Changes in operating assets and liabilities:
Accounts receivable, net	(14,776)	(4,386)
Other assets	714	732
Accounts payable, accrued expenses, and other	6,504	2,954

Net cash provided by operating activities	2,509	13,425

Cash Flows from Investing Activities
Capital expenditures	(8,166)	(1,467)
Acquisition of companies, net of cash acquired	1,302	(1,055)
Purchases of marketable securities	(8,595)	(21,080)
Proceeds from the sales and maturity of marketable securities	16,215	1,200
Purchase of domain name / mailing list / marketing rights	(1,460)	(106)

Net cash used in investing activities	(704)	(22,508)

Cash Flows from Financing Activities
Cash payment to dELiA*s, Inc. pursuant to spinoff	—	(8,155)
Cash payments for debt conversion expense	—	(14,896)
Proceeds from line of credit	4,000	—
Issuance of common stock	620	843
Repurchase of common stock	(547)	(47)

Net cash provided by (used in) financing activities	4,073	(22,255)

Net change in cash and cash equivalents	5,878	(31,338)
Cash and cash equivalents:
Beginning of period	6,366	39,631

End of period	$12,244	$8,293

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. Business and Financial Statement Presentation

Alloy, Inc. (the “Company”) is a media and marketing services company that reaches targeted consumer segments using a diverse array of assets in interactive, display, direct mail, content production and educational programming businesses. The Company operates its business through three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes the Alloy Marketing and Promotions business and on-campus marketing and sampling divisions. The Media segment is comprised of company-owned entertainment media assets, including the display board, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and college guides, giving the Company significant reach into the targeted demographic audience and providing its advertising clients with significant exposure to the intended market.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform with the current presentation. The Company’s business is seasonal. The Company’s third quarter has historically been its most significant in terms of revenue and operating income. The majority of the Company’s revenues and operating income is earned during the third and fourth quarters of its fiscal year. The results of operations for the three and nine-month periods ended October 31, 2007 and 2006 are not necessarily indicative of the operating results for a full fiscal year.

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

Recently Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company adopted the provisions of FIN 48 on February 1, 2007. See Note 13.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for the Company on February 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

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

2. Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company excludes outstanding stock options, outstanding warrants to purchase common stock, common stock issuable upon conversion of the 5.375% Senior Convertible Debentures due August 1, 2023 (“Convertible Debentures” or “Debentures”) and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted earnings (loss) per common share in cases where the inclusion of such securities would be antidilutive.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine-month periods ended October 31, 2007 and 2006:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Basic
Numerator:
Income (loss) before extraordinary item	$6,888	$(7,059)	$3,668	$(6,574)
Extraordinary gain (See Note 5)	5,500	—	5,500	—

Income (loss)	$12,388	$(7,059)	$9,168	$(6,574)
Denominator:
Weighted-average common shares	14,044	13,162	13,895	12,510
Weighted-average common shares subject to repurchase	(476)	(431)	(476)	(431)

Weighted-average basic shares outstanding	13,568	12,731	13,419	12,079
Earnings (loss) per basic share before extraordinary item	$0.51	$(0.55)	$0.27	$(0.54)
Extraordinary item per share	0.40	—	0.41	—

Earnings (loss) per basic share	$0.91	$(0.55)	$0.68	$(0.54)

Diluted
Numerator:
Income (loss) before extraordinary item	$6,888	$(7,059)	$3,668	$(6,574)
Extraordinary gain	5,500	—	5,500	—

Income (loss)	$12,388	$(7,059)	$9,168	$(6,574)
Denominator:
Weighted-average basic shares outstanding	13,568	12,731	13,419	12,079
Common stock equivalents	182	—	235	—

Weighted-average diluted shares outstanding	13,750	12,731	13,654	12,079

Earnings (loss) per diluted share before extraordinary item	$0.50	$(0.55)	$0.27	$(0.54)
Extraordinary gain per share	0.40	—	0.40	—

Earnings (loss) per diluted share	$0.90	$(0.55)	$0.67	$(0.54)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company in certain circumstances and are therefore not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net earnings (loss) per share are detailed in the following table for the three- and nine-month periods ended October 31, 2007 and 2006:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Options and warrants to purchase common stock	1,741	2,063	1,623	2,063
Conversion of 5.375% Convertible Debentures	42	378	42	378
Restricted stock	361	431	330	431

Total	2,144	2,872	1,995	2,872

For the three- and nine-month periods ended October 31, 2006, all of the Company’s outstanding options (with exercise prices per share ranging from $4.96 - $32.24), were excluded from the calculation. Also excluded in both periods were warrants to purchase 280 shares of common stock with an average exercise price of $74.61.

3. Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS 123R, Share-Based Payment.

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended October 31, 2007 and 2006 was $887 and $847, respectively, of which $565 and $510, respectively, were included in operating costs in the Statement of Operations, and $322 and $337, respectively, were included in general and administrative expenses in the Statement of Operations. For the nine-month periods ended October 31, 2007 and 2006, the total stock-based compensation expense was $2,636 and $2,052, respectively, of which $1,583 and $1,258, respectively, were included in operating costs in the Statement of Operations and $1,053 and $794, respectively, were included in general and administrative expenses in the Statement of Operations.

The weighted-average fair value of each option as of the grant date was $5.19 and $5.01 for the nine months ended October 31, 2007 and 2006, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended October 31, 2007	Year Ended January 31, 2007
Risk-free interest rate	4.71%	4.95%
Expected lives (in years)	4.5	4.6
Expected volatility	47.0%	52.8%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following is a summary of stock option activity for the nine-month period ended October 31, 2007:

	Options	Weighted-Average Exercise Price Per Share	Average Per Share Market Price
Outstanding at January 31, 2007	1,693	$13.15	$11.87
Options granted	301	11.50	11.50
Options exercised	(74)	8.32	11.98
Options forfeited or expired	(140)	12.26	N/A

Outstanding at October 31, 2007 (unaudited)	1,780	$13.14	$8.38

Fully vested and exercisable at October 31, 2007 (unaudited)	1,061	$14.70	N/A

Available for future grants	1,958

The total intrinsic value of options exercised during the nine-month period ended October 31, 2007 was $271.

Restricted Stock

The Company has awarded restricted shares of common stock to directors and certain employees. The awards are service-based and vest over periods of up to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. In the three-month period ended October 31, 2007, the Company awarded 12 restricted shares with a weighted-average life of three years and a fair market value of $100.

Unearned compensation expense related to restricted stock grants at October 31, 2007 was $4,524. The expense is expected to be recognized over a weighted-average period of approximately 2.9 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended October 31, 2007 and 2006 was $467 and $375, respectively. For the nine-month periods ended October 31, 2007 and 2006, total compensation expense attributable to restricted stock grants was $1,421 and $970, respectively.

The following is a summary of restricted stock activity for the nine-month period ended October 31, 2007:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2007	319	$12.75
Granted	189	11.58
Vested	(19)	14.21
Forfeited	(13)	11.38

Unvested at October 31, 2007 (unaudited)	476	$12.26

At October 31, 2007, there were 280 warrants outstanding and exercisable with an average exercise price of $74.61 per share and a weighted average contractual term of 3.9 years.

4. Acquisitions

Periodically throughout the year the Company may acquire assets, such as media boards, mailing lists, and marketing rights, to grow its existing media and marketing business. Each of the acquisitions is reviewed individually and in the aggregate for potential disclosure using materiality thresholds as presented in relevant accounting guidance.

Frontline Marketing

On April 20, 2007, the Company acquired the operating assets of Frontline Marketing, Inc. (“Frontline”), a national in-store advertising and display network, comprising displays located in approximately 7,000 grocery and other stores, and certain assets related thereto from Frontline’s shareholders. The Company paid $5,986, including transaction costs, to acquire such assets, of which $1,811 was paid by the issuance of 150 shares of its common stock, subject to a working capital adjustment. The Company also agreed to pay an additional potential earn-out payment of up to $7,200 based on the EBITDA performance of the acquired assets over the next three years. The earn-out payment is payable at the Company’s option in cash or a combination of cash and shares of its common stock, with the maximum number of shares issuable being 50% of the earn-out amount. The results of Frontline’s operations since the date of acquisition have been included in the accompanying consolidated financial statements. Frontline is a part of the Company’s Media segment.

During the third quarter of fiscal 2007, the Company made an adjustment to working capital and recorded a $300 increase to Frontline’s goodwill. The Company has made a preliminary allocation of purchase price and has recorded approximately $3,203 of goodwill representing the excess purchase price over the fair value of the net assets acquired. In addition, the Company has identified specific intangible assets consisting of: trademarks with a fair value of $100 and a useful life of three years, client relationships with a fair value of $300 and a useful life of three years, and non-competition agreements with a fair value of $120 and a useful life of five years.

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

During the third quarter of fiscal 2007, the Company adjusted the liabilities of Channel One, resulting in a gain of $5,500. This gain is more fully discussed in Note 5.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

5. Extraordinary Gain

In conjunction with the Channel One acquisition which is more fully described in Note 4, the Company assumed certain liabilities of Channel One which had an estimated value of $8,600. The actual value of certain assumed contract obligations and severance agreements, after all tax considerations, was determined to be $3,100, or $5,500 less than $8,600, the amount originally estimated. As a result, $5,500 was recognized as an extraordinary gain and a reduction to Channel One’s accrued acquisition cost.

6. Goodwill and Intangible Assets

Changes in the book value of goodwill by segment for the nine months ended October 31, 2007. Goodwill by segment is as follows:

	January 31, 2007	Acquisitions		Adjustments		October 31, 2007
						(Unaudited)
Promotions	$27,193	$—		$—		$27,193
Media	65,287	2,902	(1)	(970	) (2)	67,219
Placement	26,738	—		—		26,738

Total	$119,218	$2,902		$(970)		$121,150

(1)	During the second quarter of fiscal 2007, the Company recorded $2,902 of goodwill associated with the acquisition of Frontline.

(2)	During the second quarter of fiscal 2007, the Company reversed $1,270 of goodwill related to an earn-out agreement relating to FindTuition.com, a fiscal 2005 acquisition. The Company determined that the payment of the earn-out was improbable. During the third quarter of fiscal 2007, the Company recorded a $300 increase to Frontline’s goodwill as a result of a working capital adjustment, as discussed in Note 4.

	Gross	Accumulated Amortization	Net
At October 31, 2007:
(Unaudited)
Intangible assets subject to amortization:
Client relationships	$10,528	$8,583	$1,945
Noncompetition agreements	4,872	3,908	964
Websites	1,650	1,526	124
Mailing lists	1,856	564	1,292

Total intangible assets subject to amortization	18,906	14,581	4,325
Trademarks	3,535	—	3,535

	$22,441	$14,581	$7,860

At January 31, 2007:
Intangible assets subject to amortization:
Client relationships	$10,368	$7,916	$2,452
Noncompetition agreements	4,752	3,695	1,057
Websites	1,650	1,458	192
Mailing lists	397	199	198

Total intangible assets subject to amortization	17,167	13,268	3,899
Trademarks	3,525	—	3,525

	$20,692	$13,268	$7,424

7. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Placement segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation from the publication. At October 31, 2007 and January 31, 2007, accounts receivable included approximately $16,826 and $6,572, respectively, of unbilled receivables.

8. Detail of Certain Balance Sheet Accounts

	October 31, 2007	January 31, 2007
	(Unaudited)
Accrued expenses & other current liabilities
Deferred acquisition costs	$1,276	$3,264
Accrued compensation and sales commissions	5,247	5,046
Program accrual(1)	4,457	1,683
Promotions accrual(2)	1,735	778
Other	4,362	3,116

	$17,077	$13,887

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.

(2)	The promotions accrual consists primarily of hourly outside labor costs and travel and expense related fees.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

9. Common Stock

On January 29, 2003, the Company adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The Company repurchased 163 shares for approximately $3,115 under this program through October 31, 2007, including the June 18, 2007, repurchase of 13.4 shares of its common stock at a price per share of $9.71, for an aggregate purchase price of $131. The Company intends to repurchase additional shares of its common stock in the open market at prevailing market rates or in privately negotiated transactions, subject to market conditions.

In addition, in July and October 2007, the Company repurchased 13 shares and 1 share, respectively, of its restricted stock from employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of the Company’s standard form of restricted stock agreement.

10. Convertible Senior Debentures

At October 31, 2007, the Company had $1,397 of long-term debt outstanding attributable to its 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”). The fair value of the Convertible Debentures is estimated based on quoted market prices. At October 31, 2007, the fair value of the Convertible Debentures was approximately $1,504.

11. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended October 31,			Nine Months Ended October 31,
	2007		2006	2007	2006
	(Unaudited)			(Unaudited)
Revenue:
Promotion	$25,928		$31,893	$67,718	$78,719
Media	21,652		14,754	46,081	35,523
Placement	18,938		17,032	42,172	41,005

Total revenue	$66,518		$63,679	$155,971	$155,247

Operating income (loss):
Promotion	$4,185		$5,147	$8,179	$8,541
Media	2,986		3,809	(457)	5,630
Placement	2,687		2,747	4,951	4,781
Corporate	(2,820)		(2,247)	(8,962)	(7,618)

Total operating income	$7,038		$9,456	$3,711	$11,334

Depreciation and amortization:
Promotion	$217		$176	$694	$557
Media	1,018		416	2,417	1,312
Placement	8		11	26	30
Corporate	166		168	626	570

Total depreciation and amortization	$1,409		$771	$3,763	$2,469

Capital expenditures:
Promotion	$50		$91	$118	$209
Media	1,641		265	6,845	441
Placement	—		—	—	—
Corporate	(591	)(1)	372	1,203	817

Total capital expenditures	$1,100		$728	$8,166	$1,467

Stock-based compensation:
Promotion	$163		$161	$466	$383
Media	350		303	1,094	762
Placement	41		43	117	95
Corporate	333		340	959	812

Total stock-based compensation	$887		$847	$2,636	$2,052

(1) Represents a transfer of capital expenditures from Corporate to the Media segment.

				At October 31, 2007	At January 31, 2007
				(Unaudited)
Total assets:
Promotion				$34,743	$32,945
Media				110,981	88,449
Placement				47,428	42,483
Corporate				33,570	32,689

Total assets				$226,722	$196,566

Included in Promotion revenue for the three-month periods ended October 31, 2007 and 2006 is $10,076 and $11,092, respectively, of revenue related to product sales. The related cost of goods sold was $3,115 and $3,674, respectively. Promotion revenue for the nine-month periods ended October 31, 2007 and 2006 included $34,101 and $30,674, respectively, of revenue related to product sales. The related cost of goods sold was $10,514 and $10,048, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

12. Supplemental Cash Flow Information

Supplemental information on cash flows is summarized as follows:

	Nine Months Ended October 31,
	2007	2006
Non-cash investing and financing activities:
Issuance of common stock in conjunction with conversion of Debentures	—	56,633
Issuance of common stock in conjunction with acquisitions	1,811	3,500
Issuance of common stock pursuant to Sconex earn-out agreement	788	—

13. Income Taxes

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

As of October 31, 2007, the Company’s total liability for unrecognized tax benefits, including the liability for interest and penalties described above was $1,416. During the three-month and nine-month period ended October 31, 2007, the Company expensed approximately $29 and $91, respectively of interest expense and penalties related to the unrecognized tax benefits. During the nine-month period ended October 31, 2007, the Company recorded an additional $11 related to unrecognized tax benefits.

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

14. Credit Facility

Credit Facility

On August 15, 2007, the Company entered into a credit agreement (the “Credit Facility”) with Bank of America, N.A.

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

The Company’s borrowings under the Credit Facility will bear interest at annual rates as detailed in the Credit Facility. In addition, as set forth in the Credit Facility, the Company is required to pay quarterly an unused commitment fee and a letter of credit fee. Total commitment fees paid by the Company totaled $8 for the three- and nine-month periods ended October 31, 2007, respectively.

The Credit Facility also contains restrictive covenants that require the Company to meet certain financial and other criteria. Such financial covenants include maintaining certain ratios such as a quick asset, funded debt to EBITDA and basic fixed asset charge coverage ratios, all as defined in the Credit Facility. At October 31, 2007, the Company was not in compliance with the basic fixed asset charge ratio and Bank of America granted the Company a waiver. There is no assurance when, if at all, the Company will regain compliance with this ratio.

On October 26, 2007, pursuant to the Credit Facility, the Company received a $4,000 advance on the Revolver. The $4,000 advance is a Eurodollar base loan at a rate of 6.40%. The loan matures on April 28, 2008. The Company’s total available borrowings under the Credit Facility totaled $21,000 at October 31, 2007. Interest expense related to the Credit Facility for the three- and nine-month periods ended October 31, 2007 was not material.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

15. Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants the Company, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessels and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against the Company, the individual defendants and the underwriters of our initial public offering. The amended complaint asserted violations of Section 10(b) of the Exchange Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to the Company, the court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. The Company participated in court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of the issuers (including the Company), insurers and plaintiffs and submitted to the court. The fairness hearing was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to six focus group cases and remanded the matter for further consideration. On January 5, 2007, plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit. On April 6, 2007, the Second Circuit denied plaintiffs’ Petition and indicated that plaintiffs were not precluded from seeking certification of a more limited class in the District Court. On June 25, 2007, as a result of the Second Circuit’s decision, the Settlement Agreement was terminated pursuant to a Stipulation and Order. On August 14, 2007, in an attempt to address the class certification deficiencies cited by the Second Circuit, plaintiffs filed Second Amended Complaints against the six focus group issuers. On November 9, 2007, motions to dismiss the Second Amended Complaints were filed on behalf of the focus group issuers. At this time, we can neither predict whether the motions to dismiss will be granted nor determine the impact of the motions on the pendency of our case.

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

Executive Summary

Alloy is a media and marketing services company that reaches targeted consumer segments using a diverse array of assets in interactive, display, direct mail, content production and educational programming businesses. We operate our business through three operating segments—Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our Alloy Marketing and Promotion business (“AMP”), on-campus marketing unit (“OCM”) and sampling business. Our Media segment is comprised of company-owned entertainment media assets, including our display board, Internet, database, specialty print, educational programming, and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize our wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming and college guides, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

A variety of factors influence our revenue, including but not limited to: (i) economic conditions and the relative strength or weakness of the United States economy, (ii) advertiser and consumer spending patterns, (iii) the value of our consumer brands and database, (iv) the continued perception by our advertisers and sponsors that we offer effective marketing solutions, (v) use of our websites, and (vi) competitive and alternative advertising mediums. In addition, our business is seasonal. Our third quarter has historically been our most significant in terms of revenue and operating income. The majority of our revenues and operating income is earned during the third and fourth quarters of our fiscal year. Quarterly comparisons are also affected by these factors.

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

In April 2007, we also acquired the operating assets of Frontline Marketing, Inc. (“Frontline”), a national in-store advertising and display network, which will further enable us to expand our advertising reach of our Media segment to grocery and mass merchandise stores.

In our Promotion and Placement segments, we plan to continue to try to maximize profitability, not necessarily growth. In addition, we also believe our business should continue to grow as we strive to capitalize on the following key assets:

•

Broad Access. We are able to reach a significant portion of targeted consumers by: (i) producing a wide range of college guides, books and recruitment publications; (ii) owning and operating over 60,000 display media boards on college and high school campuses throughout the United States; (iii) placing advertising in over 2,900 college and high school newspapers; (iv) distributing educational programming to approximately 8,500 secondary schools in the United States; (v) maintaining and expanding our ability to execute large scale promotional service programs; and (vi) utilizing our national in-store advertising and display network comprising approximately 7,000 grocery and other stores.

•

Comprehensive Database. As of October 31, 2007, our database contained information on millions of individuals. In addition to names and addresses, our database contains a variety of valuable information that may include age, postal address, stated interests, on-line behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties and marketing services, as well as through acquisitions of companies that have database information and by purchasing or licensing the information from third parties. We analyze this data in detail, which we believe enables us to not only offer advertisers cost-effective ways of reaching highly targeted audiences but also to improve response rates from our own direct marketing sales efforts.

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

Results of Operations and Financial Condition

The principal components of our operating expenses are placement, production and distribution costs (including ad placement fees, catalog and signage fees, temporary help and production costs), selling expenses (including personnel costs, commissions, promotions and bad debt expenses), general and administrative expenses, depreciation and amortization and special charges. Our Promotion and Placement segments have significant variable costs, while the Media segment’s costs are largely fixed in nature. As a result, an increase or decrease in revenue attributable to the Promotion and Placement segments typically results in segment operating income increasing or decreasing by a similar percentage. However, because the Media segment has relatively low variable costs, in a period of rising revenue operating income in the Media segment typically grows faster than the growth of revenue and, conversely, in a period of declining revenue, operating income typically falls faster than the decline in revenue.

Three Months Ended October 31, 2007 Compared with Three Months Ended October 31, 2006

Revenue

Revenues for each business segment for the three months ended October 31, 2007 and 2006 were as follows:

	Three Months Ended October 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
Promotion	$25,928	38.9%	$31,893	50.1%
Media	21,652	32.6	14,754	23.2
Placement	18,938	28.5	17,032	26.7

Total revenue	$66,518	100.0%	$63,679	100.0%

Revenue for the third quarter of fiscal 2007 increased $2,839, or 4.5%, compared with the third quarter of the fiscal year ended January 31, 2007 (“fiscal 2006”). The increase was primarily attributable to our Media and Placement segments, whose revenue increased by $6,898 and $1,906, respectively, offset by a $5,965 decrease in Promotion segment revenue.

Promotion segment revenue in the third quarter of fiscal 2007 decreased 18.7% compared with the third quarter of fiscal 2006. The decrease was primarily attributable to a $5,210 decrease in sampling, promotions and sponsorship revenue.

Media segment revenue in the third quarter of fiscal 2007 increased 46.8% compared with the third quarter of fiscal 2006. The increase was primarily attributable to the revenue contributions of Channel One and Frontline and an increase in entertainment revenue of $673, offset by an $881 decrease in display board revenues.

Placement segment revenue in the third quarter of fiscal 2007 increased 11.2% compared with the third quarter of fiscal 2006. The increase was primarily attributable to a $2,380 increase in broadcast revenue, and a $2,027 increase in general, multicultural and military newspaper revenue, offset by a $2,501 decrease in college newspaper revenue.

Expenses

Operating costs

Operating costs for the three months ended October 31, 2007 and 2006 were as follows:

	Three Months Ended October 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$29,693	55.4%	$28,434	57.3%
Selling expenses	13,766	25.7	13,217	26.7
Other operating costs	10,177	18.9	7,949	16.0

Total operating costs	$53,636	100.0%	$49,600	100.0%

Operating costs increased $4,036, or 8.1%, to $53,636 in the third quarter of fiscal 2007 as compared to $49,600 for the third of fiscal 2006. The increase in the third quarter of fiscal 2007 was principally attributable to the combined operating costs associated with our acquisitions of Frontline and Channel One, partially offset by a decrease in bad debt expense of $148 and a decrease in expenses of $699 as a result of fewer promotional programs.

General and administrative

General and administrative expenses increased $583, or 15.1%, to $4,435 for the three months ended October 31, 2007 as compared to $3,852 for the comparable period of fiscal 2006. The third quarter 2007 increase was principally attributable to $406 of increased personnel and benefit costs, partially offset by a decrease in professional fees of $64.

Depreciation and amortization

Depreciation and amortization increased $638, or 82.7%, to $1,409 for the three months ended October 31, 2007 as compared to $771 for the comparable period of fiscal 2006. The increase was principally attributable to the amortization and depreciation related to the acquired intangibles and fixed assets of Frontline.

Income from Operations

Operating income (loss) for each business segment for the three months ended October 31, 2007 and 2006 was as follows:

	Three Months Ended October 31,
	2007	2006
Promotion	$4,185	$5,147
Media	2,986	3,809
Placement	2,687	2,747
Corporate	(2,820)	(2,247)

Total operating income	$7,038	$9,456

Operating income decreased $2,418 to $7,038 for the third quarter of fiscal 2007 as compared to $9,456 for the third quarter of fiscal 2006. The decrease in operating income is primarily attributable to lower profitability in the Promotion and Media segments and increases in corporate costs, depreciation, amortization and stock-based compensation.

The Promotion segment operating income decreased $962, or 18.7%, to $4,185 for the third quarter of fiscal 2007 as compared to $5,147 for the third quarter of fiscal 2006. The decrease was primarily attributable to decreases in sampling, promotions and sponsorship revenues.

The Media segment operating income decreased $823, or 21.6%, to $2,986 for the third quarter of fiscal 2007 as compared to $3,809 for the third quarter of fiscal 2006. The decrease in operating income is primarily attributable to increased spending to upgrade our interactive properties, lower profitability in our display board business, partially offset by the profitability of Frontline, and increased depreciation, amortization and stock-based compensation.

The Placement segment operating income decreased $60, or 2.2%, to $2,687 for the third quarter of fiscal 2007 as compared to $2,747 for the third quarter of fiscal 2006. The decrease was principally attributable to lower profitability of our college newspaper business.

The Corporate segment operating loss increased $573, or 25.5%, to $2,820 the third quarter of fiscal 2007 as compared to $2,247 for the third quarter of fiscal 2006. The increase in operating loss was principally attributable to increased medical benefit costs.

Net Interest Income (Expense)

Net interest expense decreased $563 from $305 for the third quarter of fiscal 2006, to net interest income of $258 for the third quarter of fiscal 2007. Interest expense decreased $727 to $24 for the third quarter of fiscal 2007 from $751 for the third quarter of fiscal 2006 as a result of the conversion of $56,633 principal amount of the 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”) to common stock. Interest income decreased $164 to $282 for the third quarter of fiscal 2007 from $446 for the third quarter of fiscal 2006, primarily due to lower cash balances.

Debt Conversion Expense

During the three months ended October 31, 2006, we recognized $15,835 of debt conversion expenses. There were no such expenses recorded during the three months ended October 31, 2007.

Income Taxes

Income tax expense for the third quarter of fiscal 2007 and 2006 was $408 and $375, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for both periods are primarily attributable to state taxes.

Extraordinary Gain

During the three months ended October 31, 2007, we recognized a gain of $5,500 related to our April 2007 acquisition of Channel One. The gain was recorded as a result of actual acquisition costs being lower than our initial estimate.

Net Income (Loss)

Net income increased $19,447 to $12,388 for the three months ended October 31, 2007 from a net loss of $7,059 for the three months ended October 31, 2006. The increase is principally attributable to the $5,500 extraordinary gain recognized in the three months ended October 31, 2007 and no debt conversion expense in the current period.

Nine Months Ended October 31, 2007 Compared with Nine Months Ended October 31, 2006

Revenue

Revenues for each business segment for the nine months ended October 31, 2007 and 2006 were as follows:

	Nine Months Ended October 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
Promotion	$67,718	43.4%	$78,719	50.7%
Media	46,081	29.6	35,523	22.9
Placement	42,172	27.0	41,005	26.4

Total revenue	$155,971	100.0%	$155,247	100.0%

Revenue for the nine-month period ended October 31, 2007 increased $724, or 1.0%, compared with the nine-month period ended October 31, 2006. The increase was primarily attributable to our Media and Placement segments, whose revenue increased by $10,558 and $1,167, respectively, offset by an $11,001 decrease in our Promotion segment revenue.

Promotion segment revenue in the nine-month period of fiscal 2007 decreased 14.0% compared with the nine-month period of fiscal 2006. The decrease was primarily attributable to a $10,955 decrease in sampling, promotions, and sponsorship revenue, partially offset by an increase in on-campus marketing sales.

Media segment revenue in the nine-month period of fiscal 2007 increased 29.7% compared with the same period of fiscal 2006. The increase was primarily due to the revenue contribution of Channel One and Frontline and an increase in entertainment revenue of $1,426, offset by a $2,578 decrease in display board revenues.

Placement segment revenue in the nine-month period of fiscal 2007 increased 2.8% compared with the same period in fiscal 2006. The increase was primarily attributable to a $2,984 increase in general and military newspaper revenue, partially offset by a $1,512 decrease in college newspaper and broadcast revenue.

Expenses

Operating costs

Operating costs for the nine months ended October 31, 2007 and 2006 were as follows:

	Nine Months Ended October 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
Placement, production and distribution	$68,738	50.8%	$68,817	53.0%
Selling expenses	40,416	29.9	39,959	30.8
Other operating costs	26,165	19.3	21,071	16.2

Total operating costs	$135,319	100.0%	$129,847	100.0%

Operating costs increased $5,472, or 4.2%, to $135,319 for the nine-month period of fiscal 2007 as compared to $129,847 for the nine-month period of fiscal 2006. The increase in the nine-month period of fiscal 2007 was principally attributable to: (i) the combined operating costs associated with our acquisitions of Frontline and Channel One; (ii) costs related to the increased sales in our on-campus marketing unit which totaled $1,243; and (iii) an increase in stock-based compensation of $325, partially offset by a decrease in bad debt expense of $980 and a decrease in expenses as a result of fewer promotional and sampling programs.

General and administrative

General and administrative expenses increased $1,708, or 14.9%, to $13,178 for the nine-month period of fiscal 2007 as compared to $11,470 for the comparable for the nine-month period of fiscal 2006. The increase in the nine-month period of fiscal 2007 was principally attributable to a $259 increase in stock-based compensation and a $1,217 increase personnel and benefit costs.

Depreciation and amortization

Depreciation and amortization increased $1,294, or 52.4%, to $3,763 for the nine-month period of fiscal 2007 as compared to $2,469 for the nine-month period of fiscal 2006. The increase was principally attributable to the amortization and depreciation related to the acquired intangibles and fixed assets of Frontline.

Income from Operations

Operating income (loss) for each business segment for the nine months ended October 31, 2007 and 2006 were as follows:

	Nine Months Ended October 31,
	2007	2006
Promotion	$8,179	$8,541
Media	(457)	5,630
Placement	4,951	4,781
Corporate	(8,962)	(7,618)

Total operating income	$3,711	$11,334

Operating income decreased $7,623 to $3,711 for the nine-month period of fiscal 2007 as compared to $11,334 for the nine-month period of fiscal 2006. The decrease is primarily attributable to lower profitability in our Media and Corporate segments.

The Promotion segment operating income decreased $362, or 4.2%, to $8,179 for the nine-month period of fiscal 2007 from $8,541 for the nine-month period of fiscal 2006. The decrease was primarily attributable to lower profitability for promotional events, partially offset by higher profitability in our on campus marketing business, and an increase in depreciation, amortization and stock-based compensation.

The Media segment operating income decreased $6,087, or 108.1%, to an operating loss of $457 for the nine-month period of fiscal 2007 as compared to operating income of $5,630 for the nine-month period of fiscal 2006. The decrease in operating income is primarily attributable to the loss at Channel One, increased spending to upgrade our interactive properties, lower profitability in the display board business, and increases in depreciation, amortization, and stock-based compensation. These costs were partially offset by increased profitability of Frontline and our entertainment business.

The Placement segment operating income increased $170, or 3.6%, to $4,951 for the nine months ended October 31, 2007 as compared to $4,781 for the nine months ended October 31, 2006. The improvement was principally attributable to higher profitability in general and military newspaper, partially offset by the lower profitability of the college and broadcast businesses.

The Corporate segment operating loss increased $1,344, or 17.6%, to $8,962 for the nine months ended October 31, 2007 as compared to $7,618 for the nine months ended October 31, 2006. The increase in operating loss was principally attributable to increased medical benefit costs, rent charges, accounting fees and an increase in stock-based compensation expense.

Net Interest Income (Expense)

Net interest expense decreased $2,365 to net interest income of $767 for the nine-month period of fiscal 2007 as compared to net interest expense of $1,598 for the nine-month period of fiscal 2006. The decrease is primarily attributable to lower interest expense. Interest expense decreased $2,810 to $64 for the nine-month period of fiscal 2007 as compared to $2,874 for the nine-month period of fiscal 2006 as a result of the conversion of $56,633 principal amount of the Convertible Debentures to common stock. Interest income decreased $445 to $831 for the nine-month period of fiscal 2007 as compared to $1,276 for the nine-month period of fiscal 2006, primarily due to lower cash balances.

Debt Conversion Expense

During the nine months ended October 31, 2006, we recognized $15,835 of debt conversion expenses. There were no such expenses recorded during the nine months ended October 31, 2007.

Income Taxes

Income tax expense for the nine-month period of fiscal 2007 and 2006 was $810 and $475, respectively. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provisions for both periods are primarily attributable to state taxes.

Extraordinary Gain

During the nine months ended October 31, 2007, we recognized a gain of $5,500 related to our April 2007 acquisition of Channel One. The gain was recorded as a result of actual acquisition costs being lower than our initial estimate.

Net Income (Loss)

Net income increased $15,742 to $9,168 for the nine months ended October 31, 2007 from a net loss of $6,574 for the nine months ended October 31, 2006. The increase is principally attributable to the $5,500 extraordinary gain recognized in the nine months ended October 31, 2007 and no debt conversion expense in the current period.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities was $2,509 for the nine months ended October 31, 2007. Factors contributing to our cash provided by operations were net income of $9,168, and noncash items totaling $899, which were partially offset by changes in working capital items of $7,558, mainly attributable to an increase in accounts receivable.

Cash provided by operating activities was $13,425 for the nine months ended October 31, 2006. Factors contributing to our cash provided by operations were noncash items totaling $20,699, which were partially offset by net loss of $6,574 and changes in working capital items of $700, mainly attributable to an increase in accounts receivable.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2007 was $704 as compared to $22,508 for the nine months ended October 31, 2006.

Capital expenditures were $8,166 and $1,467 for the nine months ended October 31, 2007 and 2006, respectively. Significant portions of the current period’s expenditures were due to capital expenditures for Channel One.

Net acquisitions for the nine months ended October 31, 2007 were $158 as compared to $1,161 for the nine months ended October 31, 2006.

Our short-term investment portfolio decreased by $7,620 for the nine months ended October 31, 2007. Our short-term investment portfolio increased by $19,880 for the nine months ended October 31, 2006.

Financing Activities

Cash provided by financing activities was $4,073 for the nine months ended October 31, 2007. Sources of cash related to stock option exercises were $620 offset by repurchases of our common stock of $547.

During the third quarter, we received an advance of $4,000 pursuant to our Credit Agreement (“Credit Facility”) with Bank of America N.A., whose details are discussed below.

Cash used in financing activities was $22,255 for the nine months ended October 31, 2006. Sources of cash related to stock option exercises were $843 offset by repurchases of our common stock of $47.

During the nine months ended October 31, 2006, we paid $14,896 related to cash payments for the conversion of our Convertible Debentures and $8,155 principally due to the amounts owed dELiA*s, Inc. as a result of the spinoff in December 2005.

On August 15, 2007, we entered into the Credit Facility. The Credit Facility is in the aggregate principal amount of $25,000 consisting of a $15,000 revolving loan (the “Revolver”) and a $10,000 capital expenditure/term loan (the “Capex Loan”). The Revolver has a three-year term. The Capex Loan has a six-month term, at which time all borrowings under the Capex Loan will convert to a term loan that matures five years after the conversion date. The Credit Facility contains restrictive covenants that require us to meet certain financial and other criteria. Such financial covenants include maintaining certain ratios such as a quick asset, funded debt to EBITDA and basic fixed asset charge coverage ratios, all as defined in the Credit Facility. At October 31, 2007, we were not in compliance with the basic fixed asset charge ratio and Bank of America granted us a waiver. There is no assurance when, if at all, we will regain compliance with this ratio. As of October 31, 2007, we have $4,000 of outstanding borrowings on our Credit Facility. As of October 31, 2007, we have $21,000 of available borrowings under the Credit Facility.

We continually project our anticipated cash requirements, which include our working capital needs, potential acquisitions and interest payments. Funding requirements may be financed primarily through our operations, the sale of equity, the use of our credit facility, or through equity-linked and debt securities. We believe that cash generated from operations and amounts available under our Credit Facility are adequate to meet our reasonably foreseeable operating and capital expenditure requirements.

If our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to raise additional capital or utilize our Credit Facility. Since we have $4,000 of outstanding borrowings, as described above we are required to make quarterly interest payments and are subject to certain financial covenants. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Excluding our cash needs to complete acquisitions, we historically have not spent significant amounts of cash on fixed assets. However, we expect capital expenditures for fiscal 2007 to approximate $14,600 due to anticipated capital expenditures on improvements to the infrastructure of Channel One and planned investments in display board assets.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of October 31, 2007, our unused repurchase authorization for our common stock was approximately $6,885.

Critical Accounting Policies and Estimates

During the nine months of fiscal 2007, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for fiscal 2006, for additional information relating to our use of estimates and other critical accounting policies.

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

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessels and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing our stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On or about April 19, 2002, the plaintiffs filed an amended complaint against Alloy, the individual defendants and the underwriters of our initial public offering. The amended complaint asserted violations of Section 10(b) of the Exchange Act and mirrored allegations asserted against scores of other issuers sued by the plaintiffs’ counsel. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. In accordance with the court’s case management instructions, we joined in a global motion to dismiss the amended complaint, which was filed by the issuers’ liaison counsel. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the global motion to dismiss. With respect to Alloy, the court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. Alloy participated in court-ordered mediation with the other issuer defendants, the issuers’ insurers and plaintiffs to explore whether a global resolution of the claims against the issuers could be reached. In June 2004, as a result of the mediation, a Settlement Agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the court. The fairness hearing was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to six focus group cases and remanded the matter for further consideration. On January 5, 2007, plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit. On April 6, 2007, the Second Circuit denied plaintiffs’ Petition and indicated that plaintiffs were not precluded from seeking certification of a more limited class in the District Court. On June 25, 2007, as a result of the Second Circuit’s decision, the Settlement Agreement was terminated pursuant to a Stipulation and Order. On August 14, 2007, in an attempt to address the class certification deficiencies cited by the Second Circuit, plaintiffs filed Second Amended Complaints against the six focus group issuers. On November 9, 2007, motions to dismiss the Second Amended Complaints were filed on behalf of the focus group issuers. At this time, we can neither predict whether the motions to dismiss will be granted nor determine the impact of the motions on the pendency of our case.

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

Risks Associated with Covenants in Certain Financing Instruments

In August 2007, we entered into a credit agreement (the “Credit Facility”) with Bank of America, N.A. The Credit Facility contains restrictive covenants that require us to meet certain financial and other criteria. Such financial covenants include maintaining certain ratios such as a quick asset, funded debt to EBITDA and basic fixed asset charge coverage ratios, all as defined in the Credit Facility. We may not be able to continue to satisfy such financial and other covenants. If we cannot satisfy such covenants and we are not able to either obtain a waiver or renegotiate the terms and conditions thereof, Bank of America may, other among things, demand we pay any outstanding amounts and terminate the Credit Facility. In this instance, we may not have access to additional capital should business activities require funds in excess of cash generated by our ongoing operating activities.

At October 31, 2007, we were not in compliance with the basic fixed asset charge ratio and Bank of America granted us a waiver. There is no assurance when, if at all, we will regain compliance with this ratio.

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

The following table provides information with respect to purchases by the Company of shares of its common stock during the third quarter of fiscal 2007:

(Amounts in thousands, except per share amounts)

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
August 2007	—		—	—	$6,885
September 2007	—		—	—	6,885
October 2007	1	(1)	$0.01	—	6,885
				—

Total	1			—	$6,885

(1)	Represents shares of unvested restricted stock we repurchased from employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of our standard form of restricted stock agreement.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Effective December 6, 2007, the Company entered into new employment agreements with Matthew C. Diamond, the Company’s Chief Executive Officer, and James K. Johnson, Jr, the Company’s Chief Operating Officer (each an “Employment Agreement”). Mr. Diamond’s and Mr. Johnson’s Employment Agreements are substantially the same. Below is a summary of the material terms.

•

The term of the Employment Agreements is three years and will automatically renew for additional periods of one year unless terminated by the Company or the executive with at least 90 days prior written notice.

•	The executive’s base salary is set at $450,000 per year and may be subject to annual increases.

•

As soon as practicable following the close of each fiscal year, the Board or a committee of the Board will review each executive’s attainment of specified criteria during the prior fiscal year to determine the amount of cash bonus and equity compensation to be issued. The annual cash bonus is set at a target of no less than 75% of each executive’s then current base salary, with a maximum annual cash bonus of 150% of his then current base salary. Each executive is eligible to receive equity compensation at a target value equal to 200% of his then current base salary, subject to a maximum of 300% of his then current base salary. One third of the value of the equity compensation is payable in options vesting equally over a three year period, an additional third in restricted stock, with the Company’s right of repurchase lapsing equally over a three year period, and the final third in restricted stock with the Company’s right of repurchase lapsing when the closing price of the Company’s common stock trades at a 20% premium, subject to additional time based vesting restrictions.

•

Upon a “Change of Control” (as defined in the Employment Agreement), all options and time based vesting restricted stock shall vest. Also, if in connection with a Change of Control, a premium equal to or greater than the 20% premium required for performance based vesting shares to vest is paid, then such performance based vesting shares shall automatically vest.

•

If an Employment Agreement is terminated by Company without “Cause” (as defined in the Employment Agreement), or an executive resigns without “Good Reason” (as defined in the Employment Agreement) in addition to the amounts payable to the executive through the termination date, Company will pay to the executive a lump sum amount (i) equal to his then current base salary for the period commencing on the termination date through the later of the first anniversary of the termination date or through the current term of the Employment Agreement, and (ii) the higher of the annualized cash bonus accrued and earned, which would be payable to the executive but for the termination, or 75% - 150% of his then base salary.

Also, effective December 6, 2007, the Company amended the offer letters with each of Joseph D. Frehe, the Company’s Chief Financial Officer, and Gina R. DiGioia, the Company’s Chief Legal Officer (each an “Amendment”). The Amendments are substantially the same and provide that if either is terminated without “Cause” (as defined in the Amendment) or resigns with “Good Reason” (as defined in the Amendment) subsequent to a “Change of Control” (as defined in the Amendment), then such executive shall be entitled to a lump sum severance payment equal to one year of his or her current base salary. In addition, all options held by such executive shall vest and the Company’s right to repurchase restricted stock issued to such executive will continue to lapse as if the executive had not been terminated.

On December 6, 2007, the Compensation Committee also approved an Executive Bonus Plan to comply with requirements of Section 162(m) of the Internal Revenue Code. The Company intends to seek shareholder approval of this plan at its annual 2008 shareholder meeting.

Item 6.	Exhibits.

(a) Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ Joseph D. Frehe
Joseph D. Frehe
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)
Date: December 7, 2007

EXHIBIT INDEX

10.1*†	Employment Agreement, dated December 6, 2007, by and between Matthew C. Diamond and Alloy, Inc.

10.2*†	Employment Agreement, dated December 6, 2007, by and between James K. Johnson, Jr. and Alloy, Inc.

10.3*†	Revision to Offer Letter, dated December 6, 2007, by and between Joseph D. Frehe and Alloy, Inc.

10.4*†	Revision to Offer Letter, dated December 6, 2007, by and between Gina R. DiGioia and Alloy, Inc.

10.5*†	2007 Alloy, Inc. Executive Incentive Bonus Plan.

10.6*	Fourth Lease Modification and Extension Agreement, dated October 8, 2007, between Abner Properties Company, c/o Williams U.S.A. Realty Services, Inc. and Alloy, Inc. (f/k/a Alloy On-Line, Inc.).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated December 7, 2007, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated December 7, 2007, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement.