Form 10-K
period 2008-01-31
ALLOY INC
filed 2008-04-15
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value, based upon the closing sale price of the shares as reported by The NASDAQ Stock Market LLC, of voting and non-voting common equity held by non-affiliates as of July 31, 2007 was $122,890,120 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of March 31, 2008 was 15,467,048.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, is incorporated by reference into Part III of this Report.

PART I

Unless the context otherwise requires, references to “Alloy,” “Company,” “Registrant,” “we,” “our,” and “us” in this Annual Report on Form 10-K refers to Alloy, Inc. and our subsidiaries. In this document, “fiscal 2007” refers to the fiscal year ended January 31, 2008, “fiscal 2006” refers to the fiscal year ended January 31, 2007 and “fiscal 2005” refers to the fiscal year ended January 31, 2006.

Item 1.	Business

Overview

We are a media and marketing services company that reaches targeted consumer segments using a diverse array of assets in interactive, display, direct mail, content production and educational programming businesses. We operate our business through three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes the Alloy Marketing and Promotions business and our on-campus marketing and sampling divisions. The Media segment is comprised of company-owned and represented media assets, including our display board, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and college guides, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

We believe we are the only media company that combines significant marketing reach with a comprehensive database of consumers between the ages of 10 and 24, providing us with a deep understanding of the youth market. According to United States Census projections, as of July 2007, about 35% of the United States population is under the age of 24. According to Harris Interactive’s annual YouthPulse Report in July 2007, the projected annual income for 8 to 21 year-old persons is about $225 billion and annual spending is about $132 billion representing about $2,283 in spending per person. Harris Interactive studies have also shown that the college market is large and influential, with approximately 17.6 million college students in the United States who control about $63 billion annually in discretionary spending.

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

Current Business Developments

On April 20, 2007, we acquired the operating assets of Frontline Marketing Inc. (“Frontline”) and certain assets from Frontline’s shareholders in exchange for an aggregate purchase price of approximately $5.8 million, of which approximately $4.0 million was paid in cash and approximately $1.8 million was paid by the issuance of 150,000 shares of Alloy common stock. Frontline is a national in-store advertising and display network comprising approximately 7,100 grocery stores. The operating results of Frontline are included as part of our Media segment.

Also on April 20, 2007, we acquired the operating assets of Channel One Communications Corporation (“Channel One”), a wholly owned subsidiary of PRIMEDIA Inc., by assuming certain liabilities of Channel One. The Company estimated that the fair market value of the assets acquired were approximately the value of the assumed liabilities, resulting in a fair market value of zero. Channel One is a leading provider of news and public affairs content to secondary schools throughout the United States. The operating results of Channel One are included as part of our Media segment. The liabilities that we assumed totaled $8.6 million. The actual fair value of certain assumed contract obligations and severance agreements, after all tax considerations, was subsequently determined to be $2.8 million, or $5.8 million less than $8.6 million, the amount originally estimated. As a result, the Company recorded an extraordinary gain of $5.7 million, net of tax of $120,000.

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

Following the spinoff of dELiA*s, Inc., we realigned our reportable operating segments to Promotion, Media, and Placement, as follows:

•	Promotion—includes our Alloy Marketing and Promotions business, on-campus marketing unit, mall marketing, sampling divisions and Onsite Promotions divisions;

•	Media—includes our out-of-home, Internet, database, specialty print, intellectual property, entertainment and education network businesses.

•	Placement—aggregates and markets third-party niche media properties, including specialty newspapers and broadcast media.

PROMOTION

Our Promotion segment is designed to help clients achieve their promotional marketing objectives with their target consumers. We generate promotion revenue through the following businesses:

•

Alloy Marketing and Promotions, or AMP, is our promotional marketing unit specializing in event and field marketing, sampling and customer acquisitions programs, Internet design services and consumer research. AMP clients represent a wide array of industries and include Burt’s Bees, MTV, Office Max, Qwest, Simon Property Group, Ansell Health, Johnson & Johnson, Verizon Wireless and others.

•

On-Campus Marketing, or OCM, is our college-focused specialty marketing business, which sells to college students and their parents a variety of college or university-endorsed products. Products include residence hall linens, diploma frames, residence hall carpets and care packages. These products are distributed directly or through one of OCM’s divisions—Collegiate Carpets, Carepackages or Diploma Displays.

•

Sampling—Our sampling business targets the youth market by distributing product samples in elementary schools, high schools, college campuses, bookstores and dining halls, as well as to student organizations.

•	Onsite Promotions—Onsite is our sampling and promotion business targeting bars and restaurants.

MEDIA

Our media business provides media advertising solutions for marketers targeting young adults both online and offline. We work with Fortune 500 and other companies to help them reach millions of consumers through a comprehensive mix of programs incorporating our proprietary, company-owned and represented media assets, such as display media boards, websites and specialty print assets. Our Media segment includes the following businesses:

•  Out-of-Home

Display Media Boards

Alloy Out-of-Home is our display media board business. We offer third-party advertisers access to approximately 59,000 display media boards located throughout the United States. The display media boards often feature full-color, backlit advertising and scrolling electronic messaging. The boards may contain one, two, or three advertising panels, which increase the number of advertising opportunities to approximately 100,000.

These display media boards are located in high traffic areas throughout the United States, including more than 1,000 college and university campuses, more than 7,300 high schools, 2,300 middle schools, 6,000 elementary schools, and more than 2,300 bars and restaurants. In fiscal 2006, we expanded our display media board offerings on college and university campuses to include display boards in campus laundry rooms. In fiscal 2007, to further expand our consumer reach, we installed and acquired media boards in health clubs and barbershops nationwide. We plan to continue to identify new locations and types of venues to expand our reach for display media boards.

Retail Display Network

Frontline is our retail display network, which markets a unique combination of display and high impact advertising through a nationwide network of more than 7,000 outlets comprising of grocery and other high volume stores. Our products include Frontlights, Frontloader, and Pharmacy Display Network that provide advertising and merchandising, brand awareness building, and health information within a store.

•  Interactive

Websites

        Our websites are designed to be an effective advertising medium for youth-focused marketers. We reach a high concentration of young adults online through integrated social platforms with measurable results. In fiscal 2007, our owned and represented websites reached between 6.2 million and 10.0 million monthly unique visitors, as measured by a third party. The number of unique visitors varies each month depending on various factors, including the distribution of various related catalogs and other print publications as well as the websites’ overall popularity. Our marketing data shows that our websites are a popular destination for teens and college students seeking social networking, entertainment, and popular culture content. In late 2007, we launched TEEN.com, which established our websites as a premier distributed media content and advertising platform. The TEEN.com network is home to Alloy Media + Marketing’s websites and a growing list of web innovators who attract a coveted youth audience. The network provides brand marketers display and integrated advertising programs to reach the highest concentration of teens online in a narrowly targeted and highly scalable way. Some of our website properties available to advertisers targeting the youth market include:

•	Alloy (www.alloy.com) and dELiA*s (www.delias.com)—These websites are among the leading online style destinations providing teen girls with vibrant community, content and commerce.

•	CCS (www.ccs.com)—www.ccs.com is an action sports-focused website with one of the largest online audiences of teen boys.

•

Channel One (www.channelone.com)—This website is the leading destination for teen news and entertainment which complements our Channel One News program and features in-depth news and breaking stories, games, music, contests, advice, volunteering guides and interactive opportunities for voting, feedback and user generated content submissions.

•

Sugarloot (www.sugarloot.com)—Sugarloot.com is a contest-focused social networking website which we launched in fiscal 2007. SugarLoot is the place where members go to show off, rate the talents of their peers and compete for prizes.

•	Gossip Girl (www.Gossipgirl.net)—This website is the official book site for the Alloy Entertainment property, Gossip Girl, a book and television series.

•	Sconex (www.sconex.com)—Sconex is a social network for high school students to express themselves and connect on a local level with their peers. We acquired Sconex, Inc. in March 2006.

We act as a sales representative for various websites not owned by us, including Rock You (www.rockyou.com), Meez (www.meez.com) and Zwinky (www.zwinky.com). These websites offer a place where teens can meet other teens, play a variety of games, connect with famous singers, bands and celebrities and create their own online space.

We also offer advertising opportunities on several websites targeting college-bound high school students, high-tech college students and minority students, as well as practicing professionals in nursing and allied health fields, including:

•

Career Media (www.careermedia.com)—This website is designed to provide employers with access to the career-minded individuals they want to attract and hire. This website is complemented by our career-specific websites, such as www.GraduatingEngineer.com and www.MinorityNurse.com, which provide career and educational resources for professionals.

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

•

Find Tuition (www.findtuition.com)—This website is an online scholarship search and matching service that combines features from college search and student loan sites. The website also includes a job search feature focusing on internships and part-time jobs for college students with content supplied by www.CareerBuilder.com.

•

WinterGreen Orchard House—(www.wintergreenorchardhouse.com)—This website offers a complete, up-to-date college and scholarship database that is available for lease or co-branding. Wintergreen Orchard House’s products serve students, counselors, educators, libraries and corporate clients.

•  Specialty Print

Our specialty print publications are another venue for advertisers to reach their target consumer. These publications also serve to drive traffic to our websites named after these publications. Some of our specialty print properties include:

•

Careers and Colleges—Our Careers and Colleges publication offers unique advertising opportunities. Careers and Colleges magazine is an award-winning publication reaching approximately three million students and distributed to 1.26 million homes in the Summer and more than 10,000 high schools in the Spring and Fall each year. Directed to students and guidance professionals, the topical issues address getting into college, paying for college, career opportunities, life after high school, and transitioning to college life.

•

Private Colleges & Universities—With 33 editions reaching over 1.9 million homes per year, the Private Colleges & Universities magazine series has been a leading recruitment media for higher education since 1985. Our international edition, American Colleges & Universities, reaches over 2,300 schools and organizations in over 175 countries throughout six continents. Our editions target students based on academic achievement, geography and special interests and provide them, their parents and high-school guidance counselors with information about private colleges and universities and the admissions process. The newest edition reaches students in over 2,000 two-year colleges and community colleges looking to transfer to four-year institutions.

•

Career Recruitment Media—Through over 70 custom-published, campus-specific Career Center guides and award-winning career magazines, we provide employers with access to the career-minded individuals they want to attract and hire.

•  Direct Marketing Database

We have a database containing information on millions of individuals which may include name, postal and email address, as well as a variety of other information. We believe our database is one of the most comprehensive, response-driven databases available for marketers targeting consumers ages 10 through 24. Utilizing this database, our clients can target specific portions of the youth demographic and their parents through postal or electronic mail. We constantly strive to grow our database through contests, promotions, sweepstakes, and data enhancement and acquisition activities.

•  Alloy Entertainment

Our Alloy Entertainment business, formerly called “17th Street Productions”, is a creative think tank that develops and produces original books, television series and feature films. This division originates unique, commercial entertainment properties—mostly geared toward teens, young adults and families—and partners with the leading publishers, television networks and movie studios to deliver these properties to world audiences. Publishers pay us royalties for the sales of books, and, in many cases, an additional fixed fee for producing books. We strive to retain the intellectual property rights for all books that we produce and, transfer rights to third parties for the purpose of developing movies, television programs or television series. Alloy Entertainment produced 30 new books during fiscal 2007 and currently has over one thousand titles in its library. Its books are published in more than 34 languages around the world. Ten of Alloy Entertainment’s books reached the New York Times Children’s Paperback bestseller list during fiscal 2007. Alloy Entertainment maintains longstanding relationships with America’s leading publishing houses including Random House, Little Brown, HarperCollins, Hyperion, Scholastic, Simon & Schuster and Penguin Putnam. Some of our properties include The Sisterhood of the Traveling Pants, Gossip Girl, The A-List and The Clique.

The Sisterhood of the Traveling Pants Part 2 (Warner Bros. Pictures), sequel to the 2005 feature film The Sisterhood of the Traveling Pants, was produced during fiscal 2007, as well as the feature film Sex Drive (Summit Entertainment) and the DVD-Premiere film The Clique (Warner Premiere). These movies, which are to be released in fiscal 2008, are based on Alloy Entertainment books and the Company received both rights payments and producers fees and has ongoing profit participation in each. Additionally, Alloy Entertainment is developing several other film projects with Summit Entertainment, Universal and Warner Bros.

In television, Alloy Entertainment’s Gossip Girl (The CW Television Network) has been renewed for a second season and its Samurai Girl has been ordered as a limited series for ABC Family; several other series and made-for-television movies are in development at The CW Television Network, Nickelodeon and ABC Family. The company is in the first year of a two-year first look deal with Warner Bros. Television.

•   Channel One

Our Channel One network is the pre-eminent news and public affairs content provider to teens in secondary schools throughout the United States. Channel One’s program is delivered daily during the school year, free of charge via satellite, and reaches millions of students.

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

Our Sales Organization

Our advertising sales organization includes over 75 sales professionals who are either account managers generally responsible for specific geographic regions or product sales specialists. Our account managers and product sales specialists work closely together to cross-sell the media assets and marketing capabilities of our various divisions to our existing advertising customers and to build relationships with new advertisers. Our account managers are trained and motivated to sell the entire portfolio of our media and advertising services, including:

•	advertising in our custom publications and on websites;

•	advertising on our display media boards;

•	advertising on our education network;

•	marketing programs such as product sampling, customer acquisition programs and promotional events; and

•	advertising in college, high school, military base and multi-cultural newspapers, as well as broadcast properties targeting these demographic groups.

In fiscal 2007, we formed a sales group called Alloy Access whose focus and direction is to connect corporate brands with influential multicultural and urban consumer groups. With focus on Hispanic, African American and urban consumers, Alloy Access leverages our unique media assets and market knowledge to provide consumer insights, strategic planning, media buying services and turnkey program execution.

Our clients come from a wide range of industries seeking to target persons principally between the ages of 10 and 24, including consumer goods and electronics, health and beauty, entertainment, financial services, colleges and universities, government, and food and beverage.

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

Currently we license commercially available technology and services whenever possible instead of dedicating our financial and human resources to developing proprietary online infrastructure solutions. We provide most services related to maintenance and operation of our websites internally, under the direction of our Chief Technology Officer. SAVVIS Communications Corp., Equinix Inc. and RackSpace, our principal providers located in Sterling, Virginia, Ashburn, Virginia and San Antonio, Texas, respectively, provide us with co-location, power and bandwidth for our Internet connections. Our infrastructure is scalable, which allows us to adjust quickly as our user base expands.

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

We compete for users and advertisers with many media companies and other forms of media available in our various markets, including companies that target youth consumers. These include focused magazines, such as Seventeen and Teen Vogue; teen-focused television and cable channels, such as The CW Network and MTV; websites primarily focused on the youth demographic group; and online service providers with teen-specific channels, such as MySpace.com, Facebook.com and America Online; and media board competitors such as Clear Channel Communications.

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

We believe that our principal competitive advantages are:

•	the size and level of detail in our database;

•	our established network of owned and represented media assets;

•	our relationships with advertisers, marketing partners and school administrations;

•	the consumer and media brands we have developed in the youth market;

•	our knowledge of and strong connection with the youth audience and our ability through our marketing franchises to continually analyze the market; and

•	our ability to deliver targeted audiences to advertisers through cost-effective, multi-platform advertising programs.

Seasonality

Our revenues have historically been higher during the last half of our fiscal year, coinciding with the start of school and holiday season spending, than in the first half of our fiscal year. In addition, certain of our product offerings, such as “in-school” display media boards and educational programming, are perceived to be less valuable to advertisers when school is not in session, such as during the summer months and between semester breaks. In fiscal 2007, approximately 33% of our revenue was realized in our third fiscal quarter and approximately 55% in the last half of the fiscal year. The majority of our operating income is earned in conjunction with our revenue.

Intellectual Property

We have registered the Alloy name, among other trademarks, with the United States Patent and Trademark Office (“PTO”) covering certain goods and services. Applications for the registration of certain of our trademarks and service marks are currently pending. In connection with the spinoff of dELiA*s, Inc. in 2005, we and dELiA*s, Inc. agreed to jointly own certain trademarks and service marks. Requests to divide such marks have been filed with and accepted for filing by the PTO. We also seek to protect our intellectual property rights through contractual relationships and use trademarks, trade names, logos and endorsements of our suppliers and partners with their permission. In addition, we own, alone or jointly with third parties, copyrights, including copyrights to books produced by our Alloy Entertainment division and properties published by our specialty print division. Copyright registrations for Alloy Entertainment books may be filed on our behalf by the publishers of such books. Certain other of our copyrights are also registered with the Copyright Office.

Government Regulation

We are subject to various federal and state law and regulation relating to our Internet based business. The regulation currently focuses on data collection, privacy, social networking, user generated content, and information security. Because of the increasing popularity of the Internet and the growth of online services, there are regular initiatives at both the federal and state level to expand the scope of regulation as problems and perceived problems arise and develop. Although much of the regulation is well founded, it does have an impact on how we conduct our business and may have an impact on our financial results if we are limited in our business activities or there are additional costs associated with compliance.

In the United States, the Federal Trade Commission, or the FTC, enforces rules and regulations enacted pursuant to the Children’s Online Privacy Protection Act of 1998, or COPPA, imposing restrictions on the ability of online services to collect information from minors under the age of 13. As a part of our efforts to comply with these requirements, we do not knowingly collect online personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain of our websites in an effort to prohibit persons under the age of 13 from registering. The restrictions are likely to dissuade some percentage of our potential customers from using such websites, which may adversely affect our business. If it turns out that one or more of our websites is not COPPA compliant, we may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our reputation and business. Laws on the state level protecting the identity of personal information of children online have been enacted or are under consideration. For example, Michigan and Utah have established registries where parents and others may register instant messenger IDs, mobile text messaging and fax numbers in additional to e-mail addresses to prevent certain types of messages from reaching children in those states. Such laws could have an adverse impact on how we will be able to conduct our business in the future and may limit access to an important segment of the target markets our clients seek.

A number of government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues and the use of personal information. Well-publicized breaches of data privacy and consumer personal information have caused state legislatures to enact data privacy legislation. Many states, including New York, California and Pennsylvania, have enacted data privacy legislation, including data breach notification laws, and laws penalizing the misuse of personal information in violation of published privacy policies. Data privacy and information security legislation is also being considered at the federal level, which if enacted, could adversely affect our business. In addition to the specific data privacy and data breach statutes, the FTC and attorneys general in several states have investigated the use of personal information by some Internet companies under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. We review our privacy policies on a regular basis, and currently, we believe we are in compliance with applicable federal and state laws. Our business could be adversely affected if new regulations or decisions regarding the use and/or disclosure of personal information are implemented in such ways that limit our ability to collect and use the information, or if government authorities or private parties challenge our privacy practices that result in restrictions on us, or we experience a significant data or information breach which would require public disclosure under existing notification laws and for which we may be liable for damages or penalties.

The United States Congress enacted the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, regulating “commercial electronic mail messages” (i.e., e-mail), the primary purpose of which is to promote a product or service. The FTC has promulgated various regulations applying CAN-SPAM and has enforcement authority for violations of CAN-SPAM. Any entity that sends commercial e-mail messages, such as Alloy and our various subsidiaries for itself and clients, and those who re-transmit such messages, must adhere to the CAN-SPAM requirements. Violations of its provisions may result in civil money penalties and criminal liability. Although the FTC has publicly announced that it does not at the present time intend to do so, CAN-SPAM further authorizes the FTC to establish a national “Do Not E-Mail” registry akin to the “Do Not Call Registry” relating to telemarketing. The Federal Communications Commission has also promulgated CAN-SPAM regulations prohibiting the sending of unsolicited commercial electronic e-mails to wireless e-mail addresses and has released a “Do Not E-Mail” registry applicable to wireless domain addresses, some of which may be in our databases. Compliance with these provisions may limit our ability to send certain types of e-mails on our own behalf and on behalf of several of our advertising clients, which may adversely affect our business. While we intend to operate our businesses in a manner that complies with the CAN-SPAM provisions, we may not be successful in so operating. If it turns out we have violated the provisions of CAN-SPAM we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.

In addition to the federal CAN-SPAM regulations, many states have comparable legislation. There have been a number of cases brought as class actions based on the federal and state statutes. At the state level the courts have tended to decide in favor of the plaintiffs and awarded substantial damages. An award of damages, at either the federal or state level could have a detrimental impact on our financial results.

Social networking websites are under increased scrutiny. Legislation has been introduced on the state and federal level that could regulate social networking websites. Some of the proposed rules call for more stringent age-verification techniques, attempt to mandate data retention or data destruction by Internet providers, and impose civil and/or criminal penalties on owners or operators of social networking websites. For example, the United States Congress is considering the Deleting Online Predators Act of 2007 which, if enacted in its current form, would require certain schools and libraries to protect minors from online predators in the absence of parental supervision when using commercial networking websites and chatrooms. Such law could potentially limit user access to our websites. Similar bills to ban or restrict access to social networking sites are also being introduced and considered on the state level.

Legislation concerning the above described online activities is in various stages of development and implementation in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws.

Governments of states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence and/or operate in those jurisdictions. As our products and advertisements are available over the Internet anywhere in the world, and we conduct marketing programs in numerous states, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions and pay various taxes in those jurisdictions.

Employees

As of January 31, 2008, we had 674 full-time employees, including a sales and marketing force of approximately 96 persons. During fiscal 2007, we employed approximately 1,838 part-time/temporary employees who primarily worked for us in connection with our promotional and marketing events.

None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Access to SEC Reports

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

Since our inception in January 1996, we have incurred significant net losses and, as of January 31, 2008, we have an accumulated deficit of approximately $327 million. We have not historically been profitable and were not profitable for fiscal 2007. Our financial results for two of the past three years have been adversely impacted by impairment charges. We cannot provide any assurances that we will not incur similar charges in the future. Even if we were to become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and sustain profitability may negatively impact the market price of our common stock.

A lack of future earnings or future stock issuances by us may limit our ability to use our net operating loss carryforwards.

As of January 31, 2008, we had net operating loss (“NOL”) carryforwards of approximately $30.8 million to offset future taxable income, which expire in various years through 2024, if not utilized. The deferred tax asset representing the benefit of these NOLs has been offset completely by a valuation allowance due to our history of operating losses and the uncertainty of future taxable income. A lack of future earnings would adversely affect our ability to utilize these NOLs. In addition, under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. We have experienced such ownership changes in the past and it is possible that a change in our ownership will occur in the future. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes currently than if we were able to utilize our NOLs.

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

If our businesses do not grow and become profitable, we may be required to recognize impairment charges.

We are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment that could substantially affect our reported earnings in a period of such change. As a result of our annual impairment reviews, we were required to record special charges of approximately $72 million and $36 million for fiscal 2007 and fiscal 2005 respectively. We had no impairment charges in fiscal 2006.

Additionally, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, (a triggering event), comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to at least its estimated fair value. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. Pursuant to Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we perform an analysis of the recoverability of certain long-lived assets and have had to record an asset impairment charge in some periods. As a result of our analysis in fiscal 2007, we reduced our long-lived assets by $0.8 million.

We may incur impairment charges with respect to auction rate securities.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction rate securities that we classify as available-for-sale securities on our balance sheet. As of January 31, 2008, we held auction rate securities with a fair value of approximately $9 million. These securities are interest-bearing debt obligations of third parties.

As of April 10, 2008, the fair value of our auction rate securities portfolio was approximately $3.7 million as a result of our ability to liquidate approximately $5.3 million in auction rate securities subsequent to January 31, 2008. While we are attempting to liquidate all of our positions in auction rate securities, in future periods, the estimated fair value of our auction rate securities could decline based on uncertain market conditions, which could result in impairment charges, if we determine that the impairment is other than temporary.

Continued failure to comply with the SEC’s requirements regarding financial statements relating to the Channel One acquisition could have a material adverse effect on our ability to engage in equity-based and other securities financings.

As previously reported in the Company’s Form 8-K/A Current Report, filed on August 7, 2007, we are unable to provide required audited financial statements and pro forma financial statements for the Channel One acquisition, because we do not have access to the any prior financial statements of Channel One or the financial information of Channel One necessary for us to prepare them. We have devoted substantial effort to obtain the information required, but have been unable to do so. We have not included financial information relating to Channel One in our Annual Report on Form 10-K for fiscal 2007. We plan to consult with the SEC to obtain a waiver of the required financial disclosure for the acquisition of Channel One, but we do not know if such a waiver will be considered or granted. If we do not obtain the required financial information or a waiver of the financial disclosure requirements, we will be unable to have declared effective any new registration statements or post-effective amendments to registration statements until after April 2009. The inability to register the offer and sale of securities may have an adverse impact on our ability to raise capital either through a public registered offering by the Company or in a private placement which requires the Company to provide a resale prospectus to investors. Notwithstanding the registration limitations facing the Company, the revised Rule 144 with its shorter holding periods may mitigate some of the issues surrounding our inability to file and have declared effective registration statements and post effective amendments to registration statements in connection with private placements of our securities. Also, such limitations may not affect sales of debt only securities.

If we are unable to restore Channel One to profitability, we may incur substantial losses.

When we acquired the assets of Channel One, the Channel One business had incurred significant losses due to a substantial reduction in revenue and a high cost structure. While we have taken steps to reduce Channel One’s costs, we cannot provide any assurances that we will be able to grow revenue to a level where it exceeds the costs of producing the programming. In addition, some of Channel One’s assets are relatively outdated. Accordingly, our Channel One strategy may include spending a significant amount of capital on changing Channel One’s infrastructure and transforming the business. During fiscal 2007, we spent approximately $12 million in upgrading Channel One’s infrastructure.

We may not have access to necessary capital if we are unable to comply with covenants in our financing instrument.

On August 15, 2007, we entered into a secured credit facility with Bank of America, N.A. (the “Credit Facility”), which was amended in January 2008. The Credit Facility contains affirmative and restrictive covenants that require us to meet certain financial, business operations and other criteria. The financial covenants include maintaining certain ratios such as a quick asset, funded debt to EBITDA and basic fixed charge coverage ratios, all as defined in the Credit Facility. Other restrictive covenants and provisions affecting our ability to undertake activities relating to our business include, among other things, limitations on acquisitions and dispositions, taking on additional indebtedness, dealing with collateral and exceeding set limits on intangible write-offs, restructuring charges and goodwill impairment. From time to time, we may not be able to satisfy the covenants and we may be out of compliance with the provisions of the Credit Facility. In those instances, the Company has obtained waivers and amendments to the Credit Facility, as necessary, to remain in compliance. We cannot give assurance, however, that Bank of America will agree to any such waiver or amendment and it could demand that we pay any outstanding amounts and terminate the Credit Facility, in which case we may not have access to working capital should our business activities require funds in excess of cash generated by our ongoing operating activities.

Our business may not grow in the future.

        Since our inception, we have rapidly expanded our business, growing our revenue from approximately $2 million for fiscal 1997 to approximately $199 million for fiscal 2007. Our continued growth will depend to a significant degree on our ability to maintain existing sponsorship and advertising relationships and develop new relationships, to identify and integrate successfully acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and any new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control, including the continuing appeal of our media and marketing properties to consumers, the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services, our ability to attract, train and retain qualified employees and management and our ability to make additional strategic acquisitions. There can be no assurance that we will be able to implement our growth strategy successfully.

We may fail to use our database and our expertise in marketing to consumers successfully, and we may not be able to maintain the quality and size of our database.

The effective use of our database and our expertise in marketing are important components of our business. If we fail to capitalize on these assets, our business will be less successful. As individuals in our database age beyond 24, they may no longer be of significant value to our business. We must therefore continuously obtain data on new individuals in the 10-24 demographic in order to maintain and increase the size and value of our database. If we fail to obtain sufficient new names and information, or if the quality of the information we gather suffers, our business could be adversely affected as it could decrease the value of our database. Moreover, other focused media businesses possess similar information about some segments of our target market.

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

The prominence with advertisers of our Alloy, Inc. and Alloy Media + Marketing brands, as well as our other media and marketing brands, are key components of our business. If our websites or brands lose their appeal to the targeted demographic group or to advertisers trying to reach such consumers, our business could be adversely affected. The value of our consumer brands could also be eroded by our failure to keep current with the evolving preferences of our audience. These events would likely also reduce media and advertising sales and adversely affect our marketing services businesses. Moreover, we intend to continue to increase the number of consumers we reach, through means that could include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us with respect to these matters could damage our existing or future brands. If any of these developments occur, our business could suffer and we may be required to write-down the carrying value of our goodwill.

Our success is dependent upon audience acceptance of our programming, motion pictures and other entertainment content which is difficult to predict.

The publishing of our books and other entertainment content are inherently risky businesses because the revenues we derive from various sources depend primarily on our content’s acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at a certain point in time. The success of our books and other content also depends upon the quality and acceptance of competing titles and other offerings available or released into the marketplace at or near the same time. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending, the level of which may be decreasing due to the economic landscape, may also affect the audience for our content.

Events subsequent to the spinoff of dELiA*s, Inc. could result in significant liability or materially affect our business.

In December 2005, we effected the spinoff of dELiA*s, Inc. by means of a distribution to our stockholders all of our outstanding shares of common stock of dELiA*s, Inc. that we owned as of the effective date of the spinoff. Under United States federal income tax laws, even though our spinoff of dELiA*s, Inc. qualified for tax-free treatment, we may nevertheless be subject to tax if acquisitions or issuances of either our common stock or dELiA*s, Inc. stock following the spinoff cause our stockholders to subsequently own less than a majority of the outstanding shares of either dELiA*s, Inc. or us. In particular, this tax will apply if such issuances or acquisitions occur as part of a plan or series of related transactions that include the spinoff. If the subsequent acquisitions or issuances of either the stock of dELiA*s, Inc. or our stock triggers this tax, we will be subject to tax on the gain that would have resulted from a sale of dELiA*s, Inc. stock distributed in the spinoff. Because of this, we are limited in undertaking certain corporate actions. These limitations on activity could have a material adverse effect on our ability to generate necessary liquidity or execute other corporate transactions, including restructuring or similar transactions, which could limit the value of our stock. Many of our competitors are not subject to similar restrictions. Therefore, these competitors may have a competitive advantage over us.

Our strategy contemplates strategic acquisitions. Our inability to acquire suitable businesses or to manage their integration could harm our business.

A key component of our business strategy is to expand our reach by acquiring complementary businesses, products and services. We compete with other media and related businesses for these opportunities. Therefore, even if we identify targets we consider desirable, we may not be able to complete those acquisitions on terms we consider attractive or at all. In addition, we could have difficulty in assimilating personnel and operations of the businesses we acquire. These difficulties could disrupt our business, distract our management and employees and increase our expenses. Furthermore, we may issue additional equity securities in connection with acquisitions, potentially on terms that could be dilutive to our existing stockholders.

We rely on third parties for some essential business operations, and disruptions or failures in service may adversely affect our ability to deliver goods and services to our customers specifically in our OCM and Interactive businesses.

We currently depend on third parties for important aspects of our business, including our infrastructure, operations and technology. We have limited control over these third parties, and we are not their only client. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our business effectively. If our relationship with any of these third parties decline, it could have a material adverse effect on our business and results of operations.

The failure or destruction of satellites and facilities that we depend upon to distribute our Channel One programming could adversely affect Channel One and our business and results of operations

We use satellite systems to transmit our Channel One program services to secondary schools throughout the United States. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding back-up and redundant systems, transmissions may be disrupted as a result of local disasters that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. Failure to do so could have a material adverse effect on our business and results of operations.

Risks Related to Our Intellectual Property

If we are unable to protect the confidentiality of our proprietary information and know-how, our competitive position could be affected.

We rely on the protection of trademarks, trade secrets, know-how, confidential and proprietary information to maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we generally enter into confidentiality agreements with our employees, consultants, contractors and clients upon the commencement of our relationship with them. These agreements typically require that all confidential information developed by us or made known to the third party by us during the course of our relationship with such third party be kept confidential and not disclosed. However, we may not obtain these agreements in all circumstances, and third parties with whom we have these agreements may not comply with their terms. Even if obtained, these agreements may not provide meaningful protection for our trade secrets or other proprietary information or an adequate remedy in the event of their unauthorized use or disclosure. The loss or exposure of our trade secrets or other proprietary information could impair our competitive position.

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

In addition, in connection with the spinoff of dELiA*s, Inc., with respect to certain Alloy and CCS trademarks and servicemarks, we agreed with dELiA*s, Inc. that we and they will become joint owners by assignment of such trademarks and servicemarks. We and dELiA*s, Inc. filed instruments with PTO to request that the PTO divide these jointly owned trademarks and service marks between us such that we each would own the registrations for those trademarks and service marks for the registration classes covering the goods and services applicable to our respective businesses. Even though these applications have been accepted for filing by the PTO, we cannot assure you that the PTO will grant such request, and in such event we would need to enter into long-term agreements with dELiA*s, Inc. regarding our respective use of those trademarks and service marks. We may have a more difficult time enforcing our rights arising out of any breach by dELiA*s, Inc. of any such agreement than we would enforcing a infringement of our trademarks were the PTO to grant the requested division. In such event, our business and results of operations could be adversely affected.

We could face liability for information displayed in our print publication media or displayed on or accessible via our websites.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish in any of our print publication media and on our websites. These types of claims have been brought, sometimes successfully, against marketing and media companies in the past. We may be subject to liability based on statements made and actions taken as a result of participation in our chat rooms, as a result of materials posted by members on bulletin boards on our websites or in connection with the collection and posting of user generated content. Based on links we provide to websites, we could also be subjected to claims based upon online content we do not control that are accessible from our websites.

We could face liability for breaches of security on the Internet.

To the extent that our activities or the activities of contractors involve the storage and transmission of information, such as credit card numbers, social security numbers or other personal information, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could also be liable for claims relating to security breaches under recently enacted or future data breach legislation. These claims could result in substantial costs and a diversion of our management’s attention and resources.

Risks Relating to Government Regulations and Litigation

Changing laws, rules and regulations and legal uncertainties could adversely affect our business, financial condition and results of operations.

Unfavorable changes in existing, or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the Internet, online commerce, social networking, user-generated content, data security, the regulation of adware and other downloadable applications, broadband and telephony services, consumer protection and privacy, for and sales, use, value-added and other taxes, could decrease demand for our products and services. Such laws could pose additional burdens on us and our businesses generally, including increased compliance costs. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to these and other areas.

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

Legislation has been introduced on both the state and federal level that would impose some level of regulation on social networking. The proposed legislation could, among other things, require for more stringent age-verification techniques or mandate data retention or data destruction by Internet providers. Our business could be adversely affected by such legislation if passed.

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

In addition, our stock price may fluctuate significantly as a result of many factors. These factors, some or all of which are beyond our control, include:

•	actual or anticipated fluctuations in our quarterly and annual operating results;

•	changes in expectations as to our future financial performance or changes in financial estimates of security analysts;

•	success of our operating and growth strategies;

•	realization of any of the risks described in these risk factors; and

•	relatively low trading volume of our common stock.

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

We do not own any real property. The following table sets forth information regarding facilities leased as of January 31, 2008 that we believe to be important to our operations. We believe our facilities are well maintained, in good operating condition and generally suitable and adequate to meet our current needs. We believe that if additional or alternative space is needed in the future, such space will be available on commercially reasonable terms as needed.

Location	Use	Approximate Square Footage
New York, NY	Corporate, advertising and sales office	45,000
Chicago, IL	Advertising and sales office	16,000
Los Angeles, CA	Advertising and sales office	10,400
Boston, MA	Advertising and sales office	18,000
Cranbury, NJ	Advertising and sales office, AMP warehouse	60,000
West Trenton, NJ	OCM office and warehouse	37,000
Chambersburg, PA	OCM warehouse	160,000

Item 3.	Legal Proceedings

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 19, 2002, the plaintiffs amended the complaint to assert violations of Section 10(b) of the Exchange Act. The claims mirror allegations asserted against scores of other issuers. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’

counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part a global motion to dismiss filed on behalf of all issuers. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to six focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against six focus group issuers. By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. Issuers’ liaison counsel, the plaintiffs and the underwriters have filed briefs addressing class certification issues in the focus group cases and discovery with respect to various issuers and underwriters has been ongoing. At this time, we can neither predict whether the District Court will certify a new class nor determine the impact of the District Court’s class certification ruling on the pendency of our case.

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

Market Information

Stockholders

As of March 31, 2008, our shares outstanding were 15,467,048 and there were approximately 107 holders of record of our common stock.

Reverse Stock Split

We effected a one-for-four reverse stock split on February 1, 2006. As a result of the reverse stock split, each four shares of Alloy common stock was converted and reclassified as one share, thereby reducing the number of shares of common stock issued and outstanding. The reverse stock split affected all shares of Alloy’s common stock, including those shares underlying stock options, warrants and the 5.375% Senior Convertible Debentures due August 1, 2023 (“Convertible Debentures”) outstanding as of the close of trading on January 31, 2006.

All share and per share amounts in this Annual Report on Form 10-K have been restated to retroactively reflect the reverse stock split unless otherwise noted.

Our common stock has traded on The NASDAQ Global Market of The NASDAQ Stock Market LLC under the symbol “ALOY” since our initial public offering in May 1999. The last reported sale price for our common stock on March 31, 2008 was $7.35 per share. The table below sets forth the high and low sale prices for our common stock during the periods indicated.

	Common Stock Price
	High	Low
Fiscal 2007 (Fiscal year ended January 31, 2008)
First Quarter	$12.84	$10.93
Second Quarter	12.59	9.36
Third Quarter	9.67	7.56
Fourth Quarter	9.55	6.42

	Common Stock Price
	High	Low
Fiscal 2006 (Fiscal year ended January 31, 2007)
First Quarter	$14.30	$10.90
Second Quarter	12.81	9.45
Third Quarter	13.95	9.60
Fourth Quarter	13.88	10.32

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

Unregistered Sales of Securities

Not applicable.

PERFORMANCE GRAPH

The following graph compares the annual cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 31, 2003 and plotted at the end of each of our subsequent fiscal years (January 31, 2004, 2005, 2006, 2007 and 2008), in each of (a) our common stock, (b) the Russell 2000 Index and (c) the NASDAQ Composite Index. We have not paid any cash dividends on our common stock and no such dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph lines merely connect quarter-end dates and do not reflect fluctuations between those dates.

(1)	The Company completed a spinoff of dELiA*s, Inc. on December 19, 2005.
(2)	The Company effected a one-for-four reverse stock split of our common stock on February 1, 2006.

The below chart assumes $100 invested on January 31, 2003 in our common stock, the Russell 2000 Index and the NASDAQ Composite Index, including reinvestment of dividends, for each fiscal year through the fiscal year ended January 31, 2008.

Company/Index/Market	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08
ALLOY, INC.	100.00	104.73	139.45	63.63	67.19	44.15
NASDAQ STOCK MARKET (U.S.)	100.00	156.40	156.66	177.31	192.91	187.21
RUSSELL 2000	100.00	158.03	171.73	204.17	225.49	203.42

Issuer Purchases of Equity Securities

(Amounts in thousands, except per share amounts)

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10,000 of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We repurchased 38 shares under this program during the fourth quarter of fiscal 2007 and have an unused authorization of approximately $6,600.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2007:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
November 2007	5	(1)	$6.79	—	$6,885
December 2007	7	(2)	0.01	—	6,885
January 2008	38	(3)	$8.65	38	6,556

Total	50			38	$6,556

(1)

Represent shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Stock Market on the date of the surrender.

(2)

Represents shares of unvested restricted stock repurchased by the Company from employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of our standard form of restricted stock agreement.

(3)	In January 2008, we purchased 38 shares in the open market at an average price of $8.65. These purchases occurred periodically throughout the month.

Item 6.	Selected Financial Data.

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended January 31, 2008. The selected financial data for each of the five years in the period ended January 31, 2008 have been derived from the consolidated financial statements of the Company. The foregoing consolidated financial statements and the information below should be read in conjunction with our audited financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information included elsewhere in this Annual Report on Form 10-K.

(Amounts in thousands, except per share amounts)

	Fiscal year ended January 31,
	2008(1)	2007(2)	2006	2005(3)	2004(4)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total revenue	$199,096	$196,104	$195,324	$184,208	$185,025

Operating (loss) income (6)	(70,065)	12,686	(24,248)	(77,973)	5,022

Loss from continuing operations	(70,072)	(7,233)	(27,983)	(82,407)	(670)
Loss from discontinued operations (5)	—	—	(7,525)	(9,374)	(74,545)

Loss before extraordinary item	(70,072)	(7,233)	(35,508)	(91,781)	(75,215)
Extraordinary gain (7)	5,680	—	—	—	—

Net loss	(64,392)	(7,233)	(35,508)	(91,781)	(75,215)
Preferred stock dividends and accretion of discount	—	—	(620)	(1,608)	(1,944)

Net loss	$(64,392)	$(7,233)	$(36,128)	$(93,389)	$(77,159)

Basic net loss per share: (8)
Continuing operations	$(5.24)	$(0.58)	$(2.41)	$(7.74)	$(0.07)
Discontinued operations	—	—	(0.65)	(0.88)	(7.24)
Extraordinary gain	0.43	—	—	—	—

Basic net loss per share	$(4.82)	$(0.58)	$(3.06)	$(8.77)	$(7.50)
Weighted average basic shares outstanding	13,362	12,541	11,598	10,652	10,294

(1)	Results for fiscal 2007 include the operations of Channel One and Frontline from their respective dates of acquisition. Both entities were acquired on April 20, 2007.
(2)

Results for fiscal 2006 include the operations of Sconex from the time it was acquired in March 2006. As a result of adopting SFAS 123R , Accounting for Stock Based Compensation (“SFAS 123R”), loss from continuing operations before income taxes for fiscal 2006 was $1,556 greater than if the Company had continued to account for the share-based compensation under APB 25.

(3)	Results for fiscal 2004 include the operations of Insite Advertising from the time it was acquired in March 2004.
(4)	Results for fiscal 2003 include the operations of On Campus Marketing and its divisions from the time they were acquired in May 2003 and CollegeClub.com from the time it was acquired in November 2003.
(5)	Represents the discontinued operations of dELiA*s, Inc. which was spun off to Alloy stockholders on December 19, 2005, and DCR which was sold in June 2005.
(6)

Special charges were recorded for each fiscal year as a result of the Company’s goodwill and intangible impairment analysis. These charges are more fully discussed in Note 8 to the Company’s consolidated financial statements.

(7)

In fiscal 2007, the Company recognized an extraordinary gain of $5,680 related to the acquisition of Channel One. The extraordinary gain was a result of actual liabilities assumed being less then what was originally estimated. Please refer to Notes 5 and 6 of the Company’s consolidated financial statements.

(8)	Basis and diluted net loss per share are identical because the Company is in a net loss position.

	At January 31,
	2008	2007	2006	2005	2004
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$12,270	$6,366	$39,631	$18,634	$26,359
Marketable securities	9,030	21,145	1,200	6,341	24,599
Working capital—continuing operations	28,935	33,457	45,852	33,320	41,416
Working capital—discontinued operations	—	—	—	1,580	(9,124)

Working capital (1)	28,935	33,457	45,852	34,900	32,292
Assets—continuing operations	148,416	196,566	219,488	232,926	322,228
Assets—discontinued operations	—	—	—	121,655	127,781

Total assets	148,416	196,566	219,488	354,581	450,009
Convertible redeemable preferred stock, net	—	—	—	16,042	14,434
Convertible Debentures	1,397	1,397	69,300	69,300	69,300
Total stockholders’ equity	$103,331	$162,671	$105,184	$192,721	$281,295

No cash dividends were paid on our common stock during the periods presented above.

(1)	Working capital is defined as current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Alloy is a media and marketing services company that reaches targeted consumer segments using a diverse array of assets in interactive, display, direct mail, content production and educational programming businesses. We operate our business through three operating segments—

Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our Alloy Marketing and Promotions business (“AMP Agency”), on-campus marketing unit (“OCM”) and sampling business. Our Media segment is comprised of company-owned and represented media assets, including our display board, Internet, database, specialty print, educational programming, and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize our wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming and college guides, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

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

We have expanded our Media segment through acquisitions and internally generated growth. In this regard, in April 2007, we acquired the assets of Channel One, a provider of programming for middle and high schools, which will enable us to deliver age appropriate messages and information to our key student demographic group, as well as, the operating assets of Frontline, a national in-store advertising and display network, which will further enable us to expand our advertising reach to grocery and mass merchandise stores. We intend to continue to expand our Media segment as we believe this segment provides the greatest opportunity to increase long-term profitability and shareholder value. For example, we plan on enhancing the value of our direct marketing database by increasing the amount of information we purchase from third parties. We believe that as we gather more detailed information about individuals in our database, we will be able to increase revenue by allowing advertisers to more specifically target potential customers. We also continue to evaluate media acquisition opportunities. In our Promotion and Placement segments, we plan to continue to try to maximize profitability through cost management, not necessarily growth.

In addition, we also believe our business should continue to grow as we strive to capitalize on the following key assets:

•

Broad Access. We are able to reach a significant portion of targeted consumers by: (i) producing a wide range of college guides, books and recruitment publications; (ii) owning and operating over 60,000 display media boards on college and high school campuses throughout the United States; (iii) placing advertising in over 2,900 college and high school newspapers; (iv) distributing educational programming to approximately 8,000 secondary schools in the United States; (v) maintaining and expanding our ability to execute large scale promotional service programs; and (vi) utilizing our national in-store advertising and display network comprising approximately 7,100 grocery and other stores.

•

Comprehensive Database. As of January 31, 2008, our database contained information on millions of individuals. In addition to names and addresses, our database contains a variety of valuable information that may include age, postal address, stated interests, on-line behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties and marketing services, as well as through acquisitions of companies that have database information and by purchasing or licensing information from third parties. We analyze this data in detail, which we believe enables us to not only offer advertisers cost-effective ways of reaching highly targeted audiences but also to improve response rates from our own direct marketing sales efforts.

•

Established Franchises. Our principal marketing franchises are well known by market consumers and by advertisers. For advertisers, Alloy Media + Marketing, the umbrella name for all of our media and marketing brands, as well as many of our company-owned brands have a history in creating and implementing advertising and marketing programs primarily targeting the youth market. Our Alloy Entertainment franchise is widely recognized as a developer of original books, with a number of books developed into television series and feature films.

•

Strong Relationship with Advertisers and Marketing Partners. We strive to provide advertisers and our marketing partners with highly targeted, measurable and effective means to reach their target market. Our seasoned advertising sales force has established strong relationships with youth marketers.

Results of Operations and Financial Condition

The principal components of our operating expenses are placement, production and distribution costs (including advertising placement fees, catalog and signage fees, temporary help and production costs), selling expenses (including personnel costs, commissions, promotions and bad debt expenses), general and administrative expenses, depreciation and amortization and special charges. Our Promotion and Placement segments have significant variable costs, while the Media segment’s costs are largely fixed in nature. As a result, an increase or decrease in revenue attributable to the Promotion and Placement segments typically results in segment operating income increasing or decreasing by a similar percentage. However, because the Media segment has relatively low variable costs, in a period of rising revenue operating income in the Media segment typically grows faster than the growth of revenue, and conversely, in a period of declining revenue, operating income typically falls faster than the decline in revenue.

	Fiscal year ended January 31, 2008
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$43,438	$62,780	$52,911	—	$159,129
Product revenue	39,967	—	—	—	39,967

Total revenue	$83,405	$62,780	$52,911	—	$199,096

Cost of goods sold:
Cost of goods sold – services	$23,024	$21,965	$39,279	—	$84,268
Cost of goods sold – product	11,679	—	—	—	11,679

Total cost of goods sold	$34,703	$21,965	$39,279	—	$95,947

Expenses:
Operating	$35,082	$35,195	$6,881	$1,451	$78,609
General and administrative	3,488	2,927	1,824	9,658	17,897
Depreciation and amortization	904	3,310	33	833	5,080
Special charges	—	48,845	22,783	—	71,628

Total expenses	$39,474	$90,277	$31,521	$11,942	$173,214
Operating income (loss)	$9,228	$(49,462)	$(17,889)	$(11,942)	$(70,065)

	Fiscal year ended January 31, 2007
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$59,828	$46,287	$53,838	—	$159,953
Product revenue	36,151	—	—	—	36,151

Total revenue	$95,979	$46,287	$53,838	—	$196,104

Cost of goods sold:
Cost of goods sold – services	$29,702	$17,929	$39,796	—	$87,427
Cost of goods sold – product	11,286	—	—	—	11,286

Total Cost of goods sold	$40,988	$17,929	$39,796	—	$98,713

Expenses:
Operating	$37,886	$19,498	$6,923	$1,709	$66,016
General and administrative	5,213	471	1,452	8,061	15,197
Depreciation and amortization	815	1,751	38	761	3,365
Special charges	—	—	—	127	127

Total expenses	$43,914	$21,720	$8,413	$10,658	$84,705
Operating income (loss)	$11,077	$6,638	$5,629	$(10,658)	$12,686

	Fiscal year ended January 31, 2006
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$62,185	$42,965	$58,528	—	$163,678
Product revenue	31,646	—	—	—	31,646

Total revenue	$93,831	$42,965	$58,528	—	$195,324

Cost of goods sold:
Cost of goods sold – services	$27,596	$16,855	$44,150	—	$88,601
Cost of goods sold – product	9,265	—	—	—	9,265

Total Cost of goods sold	$36,861	$16,855	$44,150	—	$97,866

Expenses:
Operating	$41,284	$15,843	$7,352	$1,142	$65,621
General and administrative	4,764	1,236	1,296	7,597	14,893
Depreciation and amortization	1,182	2,275	479	1,037	4,973
Special charges	—	14,833	17,870	3,516	36,219

Total expenses	$47,230	$34,187	$26,997	$13,292	$121,706
Operating income (loss)	$9,740	$(8,077)	$(12,619)	$(13,292)	$(24,248)

Revenue

Revenue in fiscal 2007 was $199,096, an increase of $2,992 or 1.5%, from fiscal 2006 revenue of $196,104. The increase was attributable to strength of sales in our Media segments, in which revenue increased by $16,493, partially offset by a $927 and $12,574 decrease in our Placement and Promotion segment revenue, respectively.

Revenue in fiscal 2006 was $196,104, an increase of $780 from fiscal 2005 revenue of $195,324. The increase was attributable to strength of sales in our Promotion and Media segments, in which revenue increased by $2,148 and $3,322, respectively, partially offset by a $4,691 decrease in Placement revenue.

Promotion

Promotion segment revenue in fiscal 2007 was $83,405, a decrease of $12,574 or 13.1% from fiscal 2006 revenue of $95,979. The decrease was primarily due to decreased revenue in our AMP Agency ($9,800) and sampling businesses ($2,300) as certain advertising and promotional campaigns were not executed, offset by increased on-campus marketing sales ($3,800).

Promotion segment revenue in fiscal 2006 was $95,979, an increase of $2,148 or 2.3%, from fiscal 2005 revenue of $93,831. The increase was attributable to higher revenue in our sampling business ($5,600) and increased on-campus marketing sales ($4,500), partially offset by lower revenue in the AMP Agency business due principally to the termination of a mall marketing sponsorship program ($6,600).

Media

Media segment revenue in fiscal 2007 was $62,780, an increase of $16,493 or 35.6% from fiscal 2006 revenue of $46,287. Channel One and Frontline, which both were acquired during fiscal 2007, contributed $24,328 in revenue. These contributions and increased revenue in our entertainment business were offset by decreases in both our interactive and display board businesses ($4,200), and print ads ($1,200).

Media segment revenue in fiscal 2006 was $46,287, an increase of $3,322 or 7.7%, from fiscal 2005 revenue of $42,965. The increase was principally attributable to a $2,500 increase in display board and interactive revenue and a $1,400 increase in entertainment, education and print revenue, partially offset by the non-recurrence of revenue associated with the Warner Bros. release of the feature film The Sisterhood of the Traveling Pants, based on Alloy Entertainment’s best-selling book.

Placement

Placement segment revenue in fiscal 2007 was $52,911, a decrease of $927 or 1.7% from fiscal 2006 revenue of $53,838. The decrease was primarily due to decreases in multicultural and college and high school newspaper revenue ($3,100), which were partially offset by increases in billboard, and military advertising revenue ($2,200).

Placement segment revenue in fiscal 2006 was $53,838, a decrease of $4,690 or 8.0%, from fiscal 2005 revenue of $58,528. The decrease was primarily a result of an approximate 25% decrease in multicultural newspaper and broadcast revenue, partially offset by higher college newspaper revenue.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in fiscal 2007 was $34,703, a decrease of $6,285 or 15.3% from fiscal 2006 cost of goods sold of $40,988. The decreases was primarily due to lower outside and temporary labor and travel and production costs primarily in our AMP Agency business as less advertising campaigns were executed during the fiscal year. These expense decreases were partially offset by increases in cost of goods sold expenses in our on-campus marketing sales segment.

Promotion segment cost of goods sold in fiscal 2006 was $40,988 an increase of $4,127 or 11.2% from fiscal 2005 cost of goods sold of $36,861. The increase was primarily due to increases in outside and temporary labor ($1,651), marketing fees and licenses ($2,200) and printing and production costs ($265) primarily in our AMP Agency business as more advertising campaigns were executed during the fiscal year.

Media

Media segment cost of goods sold in fiscal 2007 was $21,965, an increase of $4,036 or 22.5% from fiscal 2006 cost of goods sold of $17,929. Channel One and Frontline, which both were acquired during fiscal 2007 contributed $9,138 in cost of sales expense in fiscal 2007. These increases in cost of goods sold were offset by decreases in our interactive and display board and print ads businesses.

Media segment cost of goods sold in fiscal 2006 was $17,929, an increase of $1,074 or 6.4% from fiscal 2005 cost of goods sold of $16,855. These increases in cost of goods sold expenses were due to in printing, production and licensing costs ($1,400) in our display board and print advertising business. These increases were slightly offset by decreased use of outside labor ($500).

Placement

Placement segment cost of goods sold expense in fiscal 2007 was $39,279, a decrease of $517 or 1.3% from fiscal 2006 cost of goods sold of $39,796. The decrease is in direct proportion to the decrease in our revenue for fiscal 2007.

Placement segment cost of goods sold expense in fiscal 2006 was $39,796, a decrease of $4,354 or 9.9% from fiscal 2005 cost of goods sold of $44,150. The decrease in cost of goods sold expense is due to the decrease in our revenue and the slight increase in marketing fees that are required to place advertisements in newspapers and other publications.

Operating Expenses

Promotion

Promotion segment operating expenses in fiscal 2007 was $35,082, a decrease of $2,804 or 7.4% from fiscal 2006 operating expenses of $37,886. The decrease was primarily due to lower mailing, outside labor, and permits and licenses, as fewer campaigns were executed, lower overall payroll related expenses ($940), and lower travel related expense ($280).

Promotion segment operating expenses in fiscal 2006 was $37,886, a decrease of $3,398 or 8.2% from fiscal 2005 operating expenses of $41,284. The decrease was primarily due to decreases in mailing, shipping and production costs ($163) payroll related expenses ($449), travel related expenses ($100) and facilities costs ($1,800).

Media

Media segment operating expenses in fiscal 2007 was $35,195, an increase of $15,697 or 80.5% from fiscal 2006 operating expenses of $19,498. Channel One and Frontline, which both were acquired during fiscal 2007, contributed $11,743 in operating expenses in fiscal 2007. These increases, along with increases in marketing ($1,200), travel ($600) and payroll related expense ($2,100) were the primary reasons for the increase in operating expenses.

Media segment operating expenses in fiscal 2006 was $19,498, an increase of $3,655 or 23.1% from fiscal 2005 operating expenses of $15,843. The increase was primarily due to increases in payroll related expense ($1,000), marketing and advertising costs ($1,000) and sales and commission costs ($1,000) and facilities costs.

Placement

Placement segment operating expenses in fiscal 2007 was $6,881, a decrease of $42 from fiscal 2006 operating expenses of $6,923, as costs have remained relatively consistent from fiscal 2006 to fiscal 2007.

Placement segment operating expenses in fiscal 2006 was $6,923, a decrease of $429 or 5.8% from fiscal 2005 operating expenses of $7,352. The decrease was primarily due to decreases in payroll related expenses.

Corporate

The Corporate segment operating expenses in fiscal 2007 was $1,451 a decrease of $258 or 15.1% from fiscal 2006 operating expenses of $1,709. The decrease was primarily due to lower payroll related costs.

The Corporate segment operating expenses in fiscal 2006 was $1,709, an increase of $567 or 49.6% from fiscal 2005 operating expenses of $1,142. The increase in expenses is primarily due to increases in payroll related costs and stock compensation.

General and Administrative

Promotion

Promotion segment general and administrative expenses in fiscal 2007 was $3,488, a decrease of $1,725 or 33.1% as compared to fiscal 2006 general and administrative expenses of $5,213. The decrease was primarily due to lower payroll related expenses such as bonuses.

Promotion segment general and administrative expenses in fiscal 2006 was $5,213, an increase of $449 or 9.4% as compared to fiscal 2005 general and administrative expenses of $4,764. The increase was primarily due to increases in payroll related expense, stock compensation expense, and facilities costs.

Media

Media segment general and administrative expenses in fiscal 2007 was $2,927, an increase of $2,456 as compared to fiscal 2006 general and administrative expenses of $471. Channel One and Frontline, which were both acquired during fiscal 2007, contributed $728 to general and administrative expenses for fiscal 2007. These increases, combined with increases in facilities costs and consulting costs were the primary reasons for the increase.

Media segment general and administrative expenses in fiscal 2006 was $471, a decrease of $765 or 61.9%, as compared to fiscal 2005 general and administrative expenses of $1,236. The decrease was primarily due to decreases in payroll, corporate and facilities costs slightly offset by increases in stock compensation.

Placement

Placement segment general and administrative expenses in fiscal 2007 was $1,824, an increase of $372 or 25.6% as compared to fiscal 2006 general and administrative expenses of $1,452. The increase was primarily due to increases in payroll related expenses.

Placement segment general and administrative expenses in fiscal 2006 was $1,452, an increase of $156 or 12.0% as compared to fiscal 2005 general and administrative expenses of $1,296. The increase was primarily due to increases in bad debt expense, stock compensation expense and facilities costs.

Corporate

The Corporate segment general and administrative expenses in fiscal 2007 was $9,658, an increase of $1,597 or 19.8% from fiscal 2006 general administrative expenses of $8,061. The increase was primarily due to increases in payroll related expenses and stock based compensation, banking fees, accounting fees, and rent expense.

The Corporate segment general and administrative expenses in fiscal 2007 was $8,061, an increase of $464 or 6.1% from fiscal 2006 general administrative expenses of $7,597. The increase was primarily due to increases in payroll related expenses and stock based compensation.

Depreciation and Amortization

Promotion

Promotion segment depreciation and amortization in fiscal 2007 was $904, an increase of $89 or 11.0% as compared to fiscal 2006 depreciation and amortization of $815. The increase was primarily due to additional customer mailing lists and marketing rights that were acquired during fiscal 2007.

Promotion segment depreciation and amortization in fiscal 2006 was $815, a decrease of $367 or 31.0% as compared to fiscal 2005 depreciation and amortization of $1,182. The decrease was due to depreciation and amortization that occurred during the year.

Media

Media segment depreciation and amortization in fiscal 2007 was $3,310, an increase of $1,559 or 89.0%, as compared to fiscal 2006 depreciation and amortization of $1,751. The increase was primarily due to the acquired intangible and fixed assets related to our acquisitions of Channel One and Frontline.

Media segment depreciation and amortization in fiscal 2006 was $1,751, a decrease of $524 or 23.0%, as compared to fiscal 2005 depreciation and amortization of $2,275. The decrease was due to depreciation and amortization that occurred during the year.

Placement

Placement segment depreciation and amortization in fiscal 2007 was $33, which is consistent with fiscal 2006 depreciation and amortization of $38.

Placement segment depreciation and amortization in fiscal 2006 was $38, as compared to fiscal 2005 depreciation and amortization of $479. The decrease is due to depreciation and amortization that occurred during the year.

Corporate

The Corporate segment depreciation and amortization in fiscal 2007 was $833, an increase of $72 or 9.5% as compared to fiscal 2006 depreciation and amortization of $761. The decrease was primarily due to fiscal 2007 monthly depreciation and amortization.

The Corporate segment depreciation and amortization in fiscal 2006 was $761, a decrease of $276 or 26.6% as compared to fiscal 2005 depreciation and amortization of $1,037. The decrease was primarily due to less fiscal 2006 depreciation and amortization.

Special Charges

In fiscal 2007, we recorded special charges of $71,628. These special charges related to goodwill impairment in our Media segment in the amount of $48,052 and our Placement segment in the amount of $22,783. In addition, the Company recorded an impairment related to its trademarks and long-live assets in our Media segment totaling $120 and $673, respectively. In fiscal 2006, we recorded special charges in our Corporate segment in the amount of $127 related to the spin-off of dELiA*s Inc. In fiscal 2005, we recorded special charges of $36,219. These special charges related to goodwill and asset impairment in our Media segment of $14,833 and our Placement segment of $17,870, and $3,516 of costs associated with the spin-off of dELiA*s Inc.

Income (Loss) from Operations

In fiscal 2007, operating loss was $70,065. In fiscal 2007, we recorded special charges in the amount of $71,628 as a result of goodwill impairments in our Placement and Media segments which along with an increased cost structure as a result of the Channel One and Frontline acquisitions were the primary factors that impacted our profitability.

In fiscal 2006, our operating income was $12,686 primarily due to higher program profitability and lower depreciation and amortization from fiscal 2005, partially offset by higher stock-based compensation expense.

The operating loss in fiscal 2005 was $24,248, principally as a result of special charges. Special charges in fiscal 2005 were $36,219. Included in special charges for fiscal 2005 were non-cash impairment charges totaling $32,703 and $3,516 of costs associated with the spin-off of dELiA*s, Inc.

Promotion

The Promotion segment operating income in fiscal 2007 was $9,228, a decrease of $1,849, or 16.7%, as compared to operating income of $11,077 in fiscal 2006. Operating income in fiscal 2007 decreased due to decreases in revenue and higher operating expenses as a percentage of sales.

The Promotion segment operating income in fiscal 2006 was $11,077, an increase of $1,337 or 13.7%, as compared to operating income of $9,740 in fiscal 2005. The increase in operating income in fiscal 2006 was due to higher revenue and lower selling and general administrative expense in fiscal 2006 as compared with fiscal 2005.

Media

The Media segment fiscal 2007 operating loss was $49,462 as compared to operating income of $6,638 for fiscal 2006. In fiscal 2007, we recorded special charges related to goodwill impairment in the amount of $48,845, which is the primary reason for the fiscal 2007 operating loss. Other factors contributing to the decrease in operating income from fiscal 2006 were Channel One’s operating loss of $2,265 and increases in depreciation and amortization.

The Media segment fiscal 2006 operating income was $6,638 and was primarily attributable to the non-recurrence of non-cash impairment charges ($14,833), higher operating profitability in our display board and interactive businesses and lower depreciation and amortization ($524), partially offset by higher stock-based compensation expenses ($973) and the non-recurrence of income generated from the Warner Bros. release of The Sisterhood of the Traveling Pants movie, based on Alloy Entertainment’s best-selling book.

The Media segment fiscal 2005 operating loss was $8,077 which was primarily due to special charges that were recorded during the fiscal year.

Placement

The Placement segment operating loss in fiscal 2007 was $17,889 as compared to operating income of $5,629 in fiscal 2006. In fiscal 2007, we recorded special charges related to goodwill impairment in the amount of $22,783 which coupled with the impact of lower revenue as compared to fiscal 2006 were the primary reasons for the operating loss. The Placement segment operating income in fiscal 2006 was $5,629 primarily due to lower depreciation and amortization and a reduction in operating costs in our newspaper business, partially offset by higher stock-based compensation expense.

The Placement segment operating income in fiscal 2006 was $5,629, an increase of $18,248, as compared to an operating loss of $12,619 in fiscal 2005. The increase was primarily due to no special charges being recorded in fiscal 2006 as compared to fiscal 2005.

Corporate

The Corporate segment operating loss increased $1,284, or 12.0%, to $11,942 in fiscal 2007 from $10,658 in fiscal 2006. The increase in operating loss for fiscal 2007 as compared to fiscal 2006 was primarily due to increases in stock compensation, banking fees, accounting, legal and regulatory costs and rent expense.

The operating loss in fiscal 2006 was $10,658, a decrease of $2,634 or 19.8%, as compared to a fiscal 2005 operating loss of $13,292 . The decrease was principally attributable to lower special charges related to the December 2005 spin-off of dELiA*s, Inc., and lower professional fees and insurance expenses, partially offset by higher stock-based compensation expense.

Net Interest Expense

Interest expense in fiscal 2007 was $154 as compared to fiscal 2006 interest expense of $2,917. The primary reason for the decrease in interest expense was due to the fiscal 2006 conversion of 98% of our Convertible Debentures that occurred in fiscal 2006. We did incur interest expense related to the conversion prior to fiscal 2006.

Income Taxes

Income tax expense in fiscal 2007 was $481 at an effective rate of (0.7)%. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provision for fiscal 2007 was primarily due to the alternative minimum tax and state income taxes.

Income tax expense in fiscal 2006 was $750 at an effective rate of 11.6%. Due to our history of incurring operating losses, we have established a valuation allowance on all of our deferred tax assets. Accordingly, the tax provision for fiscal 2006 was primarily due to alternative minimum tax and state income taxes.

Loss from Continuing Operations

Loss from continuing operations increased $62,839, to $70,072 in fiscal 2007 as compared to a fiscal 2006 operating loss of $7,233. The increase in operating loss was primarily due to special charges that were recorded in our Media and Placement segments in fiscal 2007 as a result of goodwill and other intangible asset impairments. Our operating loss in fiscal 2006 was primarily due to interest expense and debt conversion expenses related to the conversion of 98% of our Convertible Debentures that was discussed above.

Loss from continuing operations in fiscal 2006 decreased $20,750 to $7,233, as compared to a fiscal 2005 operating loss of $27,983. Our operating loss in fiscal 2006 was primarily due to the debt conversion expense related to the conversion of our convertible debentures. Our operating loss in fiscal 2005 was primarily due to special charges in the amount of $36,219 as a result of goodwill and other intangible asset impairments.

Net Loss from Discontinued Operations

Net loss from discontinued operations was $7,525 in fiscal 2005. Included in discontinued operations are those businesses which comprised our direct marketing and retail segments, including our DCR, dELiA*s Inc., CCS and Alloy merchandise brands. DCR was sold in June 2005 and dELiA*s, Inc. was spun off to our stockholders in December 2005.

Net Loss

Net loss increased $57,159 to $64,392 in fiscal 2007 from a fiscal 2006 net loss of $7,233. Net loss decreased $28,275 to $7,233 in fiscal 2006 from $35,508 in fiscal 2005.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $28,895, or 80.0%, to $7,233 ($0.58 per share) in fiscal 2006 from $36,128 ($3.12 per share) in fiscal 2005. The difference between net loss and net loss attributed to common stockholders is non-cash dividends related to our Series B redeemable convertible preferred stock, which was fully converted to our common stock in June 2005. Due to the conversion of all Series B redeemable convertible preferred stock, all subsequent earnings will be attributed to common shareholders only.

Extraordinary Gain

During fiscal 2007, we recognized an extraordinary gain of $5,680, which is net of alternative minimum tax of $120. Based upon an analysis of our tax provision and the fact that we do not have a federal tax liability we were required to recognize our extraordinary gain net of tax. The extraordinary gain is related to our acquisition of Channel One and was a result of our estimated liabilities at the time of acquisition being lower than we estimated when they were ultimately settled.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities was $7,881 for fiscal 2007. Factors contributing to our cash provided by operations were net loss of $64,392, and noncash items totaling $75,348 which included impairment charges, extraordinary gain, depreciation and amortization, loss on disposal of equipment and compensation expense, offset by changes in working capital of $3,075 mainly attributable to an increase in accounts receivable.

Cash provided by operating activities was $7,428 for fiscal 2006. Factors contributing to our cash provided by operations were noncash items totaling $7,471 which included depreciation and amortization and compensation expense, changes in working capital of $7,190 mainly attributable to an increase in accounts receivable, offset by net loss of $7,233.

Cash provided by operating activities was $5,325 for fiscal 2005. Factors contributing to our cash provided by operations were noncash items totaling $38,519 which included depreciation and amortization, impairment charges, and compensation expense, changes in operating assets of $421 offset by net loss from continuing operations of $7,525 and net cash used in discontinued of $5,632.

Investing Activities

Cash used in investing activities was $5,698 and $23,506 for fiscal 2007 and fiscal 2006, respectively, and cash provided by investing activities was $8,456 fiscal 2005.

Capital expenditures were $17,087, $2,403 and $743, for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. A significant portion of the current period’s expenditures was related to capital expenditures for Channel One.

In fiscal 2007, our net acquisitions resulted in a source of cash of $1,011 primarily as a result of the Channel One acquisition. Cash used to fund acquisitions, net of cash acquired was $995 and $537 for fiscal 2006 and fiscal 2005, respectively.

Our short-term investment portfolio decreased by $12,115 for fiscal 2007, increased $19,945 for fiscal 2006 and decreased $5,172 in fiscal 2005. Dependent upon our operating needs we may liquidate portions of our portfolio for these purposes.

Financing Activities

Cash provided by financing activities was $3,721 for fiscal 2007. Cash provided by stock option exercises were $638, offset by repurchases of our common stock of $917.

During the third quarter of fiscal 2007, we received an advance of $4,000 pursuant to our credit agreement with Bank of America N.A. (“Credit Facility”), as discussed below.

Cash used in financing activities was $17,187 for fiscal 2006. Cash provided by stock option exercises were $1,015, offset by repurchases of our common stock of $10,047 and payments to dELIA*s, Inc. related to the spin off of $8,155.

Cash provided by financing activities was $713 for fiscal 2005. Cash provided by stock option exercises were $883, offset by repurchases of our common stock of $67 and cash used in financing activities from discontinued operations of $103.

On August 15, 2007, we entered into a secured Credit Facility with Bank of America. The Credit Facility was amended in January 2008 to revise the definition of “basic fixed charge ratio” and to extend the term of the capital expenditure/term loan (the “Capex Loan”). The Credit Facility is in the aggregate principal amount of $25,000, consisting of a $15,000 revolving loan (the “Revolver”) and a $10,000 Capex Loan. The Revolver has a three-year term. The Capex Loan terminates on April 30, 2008, at which time all borrowings under the Capex Loan will convert to a term loan that matures five years after the conversion date. As of January 31, 2008, we had $4,000 of outstanding borrowings under the Revolver.

The Credit Facility contains affirmative and restrictive covenants that require us to meet certain financial, business operations and other criteria. The financial covenants include maintaining certain ratios such as a quick asset, funded debt to EBITDA and basic fixed charge coverage ratios, all as defined in the Credit Facility. Other restrictive covenants and provisions affecting our ability to undertake our business activities include, among other things, limitations on acquisitions and dispositions, taking on additional indebtedness, dealing with collateral and exceeding set limits on intangible write-offs, restructuring charges and goodwill impairment. From time to time, we may not be able to satisfy the covenants and we may be out of compliance with the provisions of the Credit Facility. In past instances, the Company has obtained waivers and amendments to the Credit Facility, and in the future, as necessary, it expects to seek waivers or renegotiate the terms and conditions of the Credit Facility to remain in compliance.

At January 31, 2008, we were in compliance with all the financial ratios under the Credit Facility, but were in breach of a covenant of the Credit Facility. More specifically, our fiscal 2007 special charges of $71,600 comprised of goodwill and intangible impairments exceeded the $10,000 limitation set forth in the Credit Facility. We have obtained a waiver from Bank of America regarding our exceeding this special charges limitation. We are also reviewing with Bank of America the special charges limitations set forth in the Credit Facility.

We continually project our anticipated cash requirements, which include our working capital needs, potential acquisitions and interest payments. Funding requirements may be financed primarily through our operations, the sale of equity, the use of our credit facility, or through equity-linked and debt securities. We believe that cash generated from operations and amounts available under our Credit Facility are adequate to meet our reasonably foreseeable operating and capital expenditure requirements. During fiscal 2008, we expect to spend approximately $12 million in capital expenditures as we continue to build the infrastructure for Channel One and our remaining Media segment.

We believe our existing cash, cash equivalents and investments balances, together with anticipated cash flows from operations, should be sufficient to meet our working capital and operating requirements for at least the next twelve months

        If our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to raise additional capital or utilize our Credit Facility. Since we have $4,000 of outstanding borrowings, as described above, we are required to make quarterly interest payments and are subject to certain financial covenants. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. As previously reported in the Company’s Form 8-K/A Current Report, filed on August 7, 2007, we are unable to provide required audited financial statements and pro forma financial statements for the Channel One acquisition, because we do not have access to the any prior financial statements of Channel One or the financial information of Channel One necessary for us to prepare them. We plan to consult with the SEC to obtain a waiver of the required financial disclosure for the acquisition of Channel One, but we do not know if such a waiver will be considered or granted. If we do not obtain the required financial information or a waiver of the financial disclosure requirements, we will be unable to have declared effective any new registration statements or post-effective amendments to registration statements until after April 2009. The inability to register the offer and sale of securities by the company may have an adverse impact on our ability to raise capital. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of January 31, 2008, our unused repurchase authorization for our common stock was approximately $6,600.

As of January 31, 2008, Alloy had $9,030 in auction rate securities in its marketable securities portfolio, of which $3,975 were reinvested in December 2007 and January 2008, but experienced failed auctions in February 2008. We are currently attempting to liquidate all securities. We believe that these securities will liquidate over the next twelve months.

Contractual Obligations

The following table presents our significant contractual obligations as of January 31, 2008:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Convertible Debentures (a)	$1,397	$—	$—	$—	$1,397
Operating lease obligations (b)	16,533	3,562	5,239	4,019	3,713
Capital lease obligations (including interest) (c)	57	22	32	3	—
Purchase obligations (d)	28,882	22,562	6,320	—	—
Other (e)	1,147	244	903	—	—

Total	$48,016	$26,390	$12,494	$4,022	$5,110

(a)	The Convertible Debentures may be redeemed after August 1, 2008 at the option of the Company or on August 1, 2008, 2013 and 2018 at the option of the holders.
(b)	Our long-term noncancelable operating lease commitments are for office space, warehouse facilities and equipment.
(c)	Our long-term noncancelable capital lease commitments are for equipment.
(d)	Our purchase obligations are primarily related to inventory commitments, service agreements, and capital expenditure purchases.
(e)	Our adoption of FIN 48 resulted in a liability of $1,147 of which $244 was settled. We expect that the remaining portion of the liability will be settled within three years.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Promotion, Media, and Placement revenue are based on providing advertising on the Company’s or third party’s media properties, executing marketing events or programs, and shipment of products. Revenue under these arrangements are recognized, net of the commissions and agency fees, when the underlying advertisement is published, broadcast or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an impression or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized in the month that the catalog is mailed. The revenues earned in connection with publishing activities are recognized upon publication of such property. Contract revenue is recognized upon the delivery of the contracted services and when no significant Company performance obligation remains. Service revenue is recognized as the contracted services are rendered. Product revenue from the Company’s college-focused specialty marketing business, OCM, is recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns.

When a sales arrangement contains multiple elements, such as advertising and promotions, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

The Company conducts an analysis of its pricing and collection risk, among other tests, to determine whether revenue should be reported on a gross or net basis. Payments received in advance of advertising delivery, publication, provision of services, or shipments are deferred until earned.

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

Operating Leases

Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term (including any “lease holiday” period, where no rent payments are typically due under the terms of the lease and any build-out period). The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease.

Fixed Assets

Certain direct costs incurred for website development are capitalized in accordance with Emerging Issues Task Force 00-02, Accounting for Web Site Development Costs (“EITF 00-2”), and amortized on a straight-line basis over the estimated useful life of 3 years.

Fixed assets are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Computer equipment under capitalized leases	Life of the lease
Leasehold improvements	Lesser of life of the lease or useful economic life
Computer software and equipment	3 to 5 years
Machinery and equipment	3 to 10 years
Office furniture and fixtures	5 to 10 years
Media boards/Headline Newsstands	3 to 5 years
Vehicles	3 to 5 years
School Equipment	7 to 10 years
Front lights	3 to 5 years
Pharmacy Units	3 to 5 years

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss, if any. The Company generally determines the value of other indefinite-lived assets such as trademarks using the income approach. As a result of the Company’s impairment testing, the Company recorded an impairment of approximately $70,955 and $32,214 in fiscal 2007 and fiscal 2005, respectively.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets such as fixed assets, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. As a result of the Company’s impairment testing, the Company recorded an impairment of approximately $673 and $3,516 in fiscal 2007 and fiscal 2005, respectively.

Valuation of Stock Options and Warrants

For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by the Company. For the calculation of stock-based compensation expense in accordance with SFAS 123R, Accounting for Stock Based Compensation (“SFAS 123R”), we utilize the Black Scholes method to determine the fair value of stock options.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The Company adopted the provisions of SFAS 157 on February 1, 2008. The Company is currently assessing what impact, if any, the adoption will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted the provisions of SFAS 159 on February 1, 2008. The Company is currently assessing what impact, if any, the adoption will have on the Company’s consolidated financial statements.

Inflation

In general, our costs are affected by inflation and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us in the past.

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

We do not own any derivative financial instruments in our portfolio.

As of January 31, 2008, an aggregate principal amount of $1,397 of Convertible Debentures remained outstanding. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction rate securities that we classify as available-for-sale securities on our balance sheet. As of January 31, 2008, we held auction rate securities with a par and market value of $9,030. These securities are interest-bearing debt obligations of third parties.

As of April 10, 2008, the current fair value of our auction-rate securities portfolio is approximately $3,650 as a result of our ability to liquidate $5,380 in auction rate securities subsequent to January 31, 2008. We believe that these securities will liquidate over the next twelve months.

Item 8.	Financial Statements and Supplementary Data

ALLOY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alloy, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Alloy, Inc. and its subsidiaries (the “Company”), as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended January 31, 2008. We have also audited the financial statement schedule included in Part IV, Item 15 of the Company’s Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alloy, Inc. and its subsidiaries at January 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, effective February 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 10, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

April 10, 2008

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,270	$6,366
Marketable securities	9,030	21,145
Accounts receivable, net of allowance for doubtful accounts of $1,971 and $2,680, respectively	32,530	22,962
Unbilled accounts receivable	8,164	6,572
Inventory	3,242	3,225
Other current assets	4,987	4,862

Total current assets	70,223	65,132
Fixed assets, net	20,199	4,403
Goodwill	50,111	119,218
Intangible assets, net	7,389	7,424
Other assets	494	389

Total assets	$148,416	$196,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,717	$7,246
Deferred revenue	11,956	10,542
Bank loan payable	4,000	—
Accrued expenses and other current liabilities	14,615	13,887

Total current liabilities	41,288	31,675
Senior convertible debentures	1,397	1,397
Other long-term liabilities	2,400	823

Total liabilities	45,085	33,895

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding, 15,377 and 14,698, respectively	152	147
Additional paid-in capital	445,406	438,428
Accumulated deficit	(327,098)	(261,692)

	118,460	176,883
Less treasury stock, at cost; 1,243 and 1,151 shares	(15,129)	(14,212)

Total stockholders’ equity	103,331	162,671

Total liabilities and stockholders’ equity	$148,416	$196,566

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended January 31,
	2008	2007	2006
Revenues:
Services revenue	159,129	159,953	163,678
Product revenue	39,967	36,151	31,646

Total revenue	$199,096	$196,104	$195,324

Costs of goods sold (exclusive of depreciation shown separately below):
Costs of goods sold - services	84,268	87,427	88,601
Costs of goods sold - product	11,679	11,286	9,265

Total Costs of goods sold	95,947	98,713	97,866

Expenses:
Operating	78,609	66,016	65,621
General and administrative	17,897	15,197	14,893
Depreciation and amortization (includes amortization of intangibles of $1,739, $1,294 and $2,259, respectively)	5,080	3,365	4,973
Special charges	71,628	127	36,219

Total expenses	173,214	84,705	121,706

Operating (loss) income	(70,065)	12,686	(24,248)

Interest expense	(154)	(2,917)	(4,243)
Interest income	1,122	1,655	898
Debt conversion expense	—	(17,904)	—
Other items, net	(494)	(3)	(27)

Loss before income taxes	(69,591)	(6,483)	(27,620)

Income taxes	(481)	(750)	(363)

Loss from continuing operations	(70,072)	(7,233)	(27,983)

Net loss from discontinued operations	—	—	(7,525)

Loss before extraordinary item	(70,072)	(7,233)	(35,508)
Extraordinary gain (net of tax)	5,680	—	—

Net loss	(64,392)	(7,233)	(35,508)

Dividends on redeemable convertible preferred stock	—	—	(620)

Net loss attributable to common stockholders	$(64,392)	$(7,233)	$(36,128)

Basic net earnings loss per share:
Continuing operations	$(5.24)	$(0.58)	$(2.41)

Discontinued operations	$—	$—	$(0.65)

Loss before extraordinary item	$(5.24)	$(0.58)	$(3.06)

Extraordinary gain	$0.43	$—	$—

Basic net earnings loss per share	$(4.82)	$(0.58)	$(3.06)

Attributable to common stockholders	$(4.82)	$(0.58)	$(3.12)

Diluted net earnings loss per share:
Continuing operations	$(5.24)	$(0.58)	$(2.41)

Discontinued operations	$—	$—	$(0.65)

Loss before extraordinary item	$(5.24)	$(0.58)	$(3.06)

Extraordinary gain	$0.43	$—	$—

Diluted net earnings loss per share	$(4.82)	$(0.58)	$(3.06)

Attributable to common stockholders	$(4.82)	$(0.58)	$(3.12)

Weighted average shares outstanding:
Basic	13,362	12,541	11,598

Diluted	13,362	12,541	11,598

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

			Additional Paid-in Capital	Accumulated Deficit			Other Comprehensive Loss	Total
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 31, 2005	10,981	$110	$415,691	$(218,951)	(191)	$(4,098)	$(31)	$192,721

Net loss	—	—	—	(35,508)	—	—	—	(35,508)
Unrealized loss on marketable securities, net of realized gains and losses	—	—	—	—	—	—	31	31

Total comprehensive loss	—	—	—	—	—	—	—	(35,477)
Issuance of common stock for:
Stock option plans	49	1	883	—	—	—	—	884
Conversion of Series B Convertible Preferred Stock	825	8	16,654	—	—	—	—	16,662
Restricted grants	19	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(3)	(67)	—	(67)
Stock option based compensation	—	—	307	—	—	—	—	307
Accretion of dividends and discount on Series B Convertible Preferred Stock	—	—	(620)	—	—	—	—	(620)
Distribution to stockholders for spinoff of dELiA*s	—	—	(69,226)	—	—	—	—	(69,226)

Balance at January 31, 2006	11,874	$119	$363,689	$(254,459)	(194)	$(4,165)	$—	$105,184

Net loss	—	—	—	(7,233)	—	—	—	(7,233)
Unrealized loss on marketable securities, net of realized gains and losses	—	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	—	(7,233)
Issuance of common stock for:
Conversion of debentures	2,026	20	67,883	—	—	—	—	67,903
Acquisitions	273	3	3,497	—	—	—	—	3,500
Stock option plans	121	1	1,014	—	—	—	—	1,015
Restricted grants	404	4	(4)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(957)	(10,047)	—	(10,047)
Stock option based compensation	—	—	2,825	—	—	—	—	2,825
Distribution to stockholders for spinoff of dELiA*s	—	—	(476)	—	—	—	—	(476)

Balance at January 31, 2007	14,698	$147	$438,428	$(261,692)	(1,151)	$(14,212)	$—	$162,671
Adoption of FIN 48	—	—	—	(1,014)	—	—	—	(1,014)
Net loss	—	—	—	(64,392)	—	—	—	(64,392)
Unrealized loss on marketable securities, net of realized gains and losses	—	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	—	(64,392)
Issuance of common stock for:
Acquisitions	150	1	1,810	—	—	—	—	1,811
Sconex Earnout	68	1	788	—	—	—	—	789
Stock option plans	77	1	637	—	—	—	—	638
Restricted grants	319	2	(2)	—	—	—	—	—
Sconex shares subject to restriction	65	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(92)	(917)	—	(917)
Stock option based compensation	—	—	3,745	—	—	—	—	3,745

Balance at January 31, 2008	15,377	$152	$445,406	$(327,098)	(1,243)	$(15,129)	$—	$103,331

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net loss	$(64,392)	$(7,233)	$(35,508)
Less net loss from discontinued operations	—	—	(7,525)

Net loss from continuing operations	(64,392)	(7,233)	(27,983)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Extraordinary gain (net of tax)	(5,680)	—	—
Depreciation and amortization of fixed assets	3,341	2,072	2,714
Amortization of debt issuance costs and other	—	1,280	512
Amortization of intangible assets	1,739	1,294	2,259
Loss on disposition of fixed assets	575	—	24
Impairment charges attributable to goodwill, indefinite-lived assets and long-lived assets	71,628	—	32,703
Compensation charge for restricted stock and issuance of options	3,745	2,825	307
Changes in operating assets and liabilities:
Accounts receivable, net	(5,025)	12,949	(8,070)
Other assets	587	19	900
Accounts payable, accrued expenses, and other	1,363	(5,778)	7,591
Net cash used in operating activities attributable to discontinued operations	—	—	(5,632)

Net cash provided by operating activities	7,881	7,428	5,325

Cash Flows from Investing Activities
Capital expenditures	(17,087)	(2,403)	(743)
Acquisition of companies	1,011	(995)	(537)
Disposition of companies	—	—	1,418
Purchases of marketable securities	(20,675)	(33,111)	(1,200)
Proceeds from the sales and maturity of marketable securities	32,790	13,166	6,372
Purchase of domain name / mailing list / marketing rights	(1,737)	(163)	(133)
Net cash provided by investing activities attributable to discontinued operations	—	—	3,279

Net cash (used in) provided by investing activities	(5,698)	(23,506)	8,456

Cash Flows from Financing Activities
Cash payment to dELiA*s, Inc. pursuant to spinoff	—	(8,155)	—
Proceeds from line of credit	4,000	—	—
Issuance of common stock	638	1,015	883
Repurchase of common stock	(917)	(10,047)	(67)
Net cash used in financing activities attributable to discontinued operations	—	—	(103)

Net cash provided by (used in) financing activities	3,721	(17,187)	713

Net change in cash and cash equivalents	5,904	(33,265)	14,494

Cash and cash equivalents:
Beginning of period (includes cash from discontinued operations of $0, $0, and $6,503, respectively)	6,366	39,631	25,137

End of period	$12,270	$6,366	$39,631

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.	Business

Alloy, Inc. (the “Company” or “Alloy”) is a media and marketing services company that reaches targeted consumer segments using a diverse array of assets in interactive, display, direct mail, content production and educational programming businesses.

In 2005, the Company divested the businesses comprising its direct marketing and retail operating segments, including its Dan’s Competition, dELiA*s, Alloy and CCS merchandise brands. These businesses sold apparel and accessories to consumers through stores, catalogs, and the Internet. Before the spinoff of dELiA*s, Inc., the Company, in addition to its corporate segment, had three operating segments-direct marketing, retail and sponsorship. The direct marketing and retail segments were entirely related to dELiA*s, Inc. operations, while the sponsorship segment was principally Alloy’s continuing operations. Following these transactions, Alloy consists solely of its media and marketing services businesses, which continue to provide services under the Alloy Media + Marketing name.

The Company operates its business through three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes the Alloy Marketing and Promotions business and on-campus marketing and sampling divisions. The Media segment is comprised of company-owned and represented entertainment media assets, including the display board, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets.

2.	Summary of Significant Accounting Policies

Fiscal Year

Alloy’s fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., “fiscal 2007” refers to the fiscal year ended January 31, 2008).

Principles of Consolidation

The consolidated financial statements include the accounts of Alloy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition (“SAB 104”), Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Promotion, Media, and Placement revenues are based on providing advertising on the Company’s or third party’s media properties, executing marketing events or programs, and shipment of products. Revenues under these arrangements are recognized, net of the commissions and agency fees, when the underlying advertisement is published, broadcast or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an impression or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized in the month the catalog is mailed. The revenues earned in connection with publishing activities are recognized upon publication of such property. Contract revenue is recognized upon the delivery of the contracted services and when no significant Company performance obligation remains. Service revenue is recognized as the contracted services are rendered. Product revenue from the Company’s college-focused specialty marketing business, OCM, is recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns.

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

Critical Accounting Estimates

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

On an ongoing basis, Alloy evaluates its investment in debt and equity securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. These charges would be recorded to the Company’s Consolidated Statements of Operations.

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

Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business as primarily Placement segment receivables and Media segment display board receivables are normally invoiced in the month following the receipt of the proof-of-performance documentation. At January 31, 2008 and 2007, accounts receivable included approximately $8,164 and $6,572, respectively, of unbilled receivables.

Operating Leases

Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term. The initial lease term includes a “lease holiday” period, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease.

Concentration of Credit Risk

Alloy provides media, marketing, advertising placement and event promotion services to over one thousand clients who operate in a variety of industry sectors. Alloy extends credit to qualified clients in the ordinary course of its business. Due to the diversified nature of its client base, Alloy does not believe that it is exposed to a concentration of credit risk based upon its customer base.

As of January 31, 2008, Alloy had fair value of $9,030 in auction rate securities in its marketable securities portfolio, of which $3,975 were reinvested in December 2007 and January 2008, but experienced failed auctions in February 2008. Alloy is currently attempting to liquidate all securities. Alloy believes that these securities will liquidate over the next twelve months.

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

On an ongoing basis, Alloy evaluates its investment in debt and equity securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company performed a review of its portfolio at January 31, 2008, which totaled $9,030. The Company evaluated the portfolio for other then temporary impairment and concluded that the portfolio was not impaired.

Fixed Assets

Certain direct costs incurred for website development are capitalized in accordance with Emerging Issues Task Force 00-02, Accounting for Web Site Development Costs (“EITF 00-2”), and amortized on a straight-line basis over the estimated useful life of 3 years.

Fixed assets are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Computer equipment under capitalized leases	Life of the lease
Leasehold improvements	Lesser of life of the lease or useful economic life
Computer software and equipment	3 to 5 years
Machinery and equipment	3 to 10 years
Office furniture and fixtures	5 to 10 years
Media boards/Headline Newsstands	3 to 5 years
Vehicles	3 to 5 years
School Equipment	7 to 10 years
Front lights	3 to 5 years
Pharmacy Units	3 to 5 years

Inventory

Inventory is recorded on the balance sheet, net of reserves, at the lower of cost or market value. Cost is principally determined using the first-in, first-out method (or average cost). The inventory relates to our On-Campus Marketing business and consists primarily of merchandise goods.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss, if any. The Company generally determines the value of other indefinite-lived assets such as trademarks using the income approach. As a result of the Company’s impairment testing, the Company recorded an impairment of approximately $70,955 and $32,214 in fiscal 2007 and fiscal 2005, respectively.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets such as fixed assets, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. As a result of the Company’s impairment testing, the Company recorded an impairment of approximately $673 and $3,516 in fiscal 2007 and fiscal 2005, respectively.

Valuation of Stock Options and Warrants

For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by the Company. For the calculation of stock-based compensation expense in accordance with SFAS 123R, Accounting for Stock Based Compensation (“SFAS 123R”), we utilize the Black Scholes method to determine the fair value of stock options.

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

Net Loss Per Share

The Company calculates its loss per share under the provisions of SFAS 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires dual presentation of “basic” income (loss) and “diluted” income per share on the face of the statement of operations. In accordance with SFAS 128, basic income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted loss from continuing operations per share for fiscal 2007, 2006 and 2005:

	Fiscal year ended January 31,
	2008	2007	2006
Basic
Numerator
Loss before extraordinary item	$(70,072)	$(7,233)	$(27,983)
Extraordinary gain	5,680	—	—

Loss	$(64,392)	$(7,233)	$(27,983)
Denominator:
Weighted-average common shares	13,362	12,541	11,598
Weighted-average basic shares outstanding	13,362	12,541	11,598
Loss per basic share before extraordinary item	$(5.24)	$(0.58)	$(2.41)
Extraordinary gain per share	0.43	—	—

Loss per basic share	$(4.82)	$(0.58)	$(2.41)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company and therefore not included in the calculation of the weighted-average shares outstanding for basic loss per share. Certain items may not recalculate due to rounding differences.

The Company does not have diluted earnings per share calculation as the Company was in a net loss position in fiscal 2007, fiscal 2006, and fiscal 2005.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The Company adopted the provisions of SFAS 157 on February 1, 2008. The Company is currently assessing what impact, if any, the adoption will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted the provisions of SFAS 159 on February 1, 2008. The Company is currently assessing what impact, if any, the adoption will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact of adopting this statement on its Consolidated Financial Statements.

Reclassifications

Certain balances in the prior years have been reclassified to conform to the current year presentation.

3.	Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS 123R, Share-Based Payment. The Company chose the prospective method of adoption.

Prior to adopting SFAS 123R, the Company followed the disclosure-only provisions of SFAS 123. The Company applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and, accordingly, did not recognize compensation expense for the stock option grants because the Company did not issue options at exercise prices below market value at the date of grant.

The following table reflects the proforma effect of the fair value provisions of SFAS 123 net loss per share attributable to common stockholders for fiscal 2005.

January 31, 2006
Net loss attributable to common stockholders (as reported):	$(36,128)
Option expense	(3,613)

Net loss attributable to common stockholders after option expense	$(39,741)

Basic and diluted net loss attributable to common stockholders per share:
Net loss attributable to common stockholders (as reported)	$(3.12)

Net loss attributable to common stockholders after option expense	$(3.43)

The following table reflects the pro-forma effect of the fair value provisions of SFAS 123 on net loss per share from continuing operations for fiscal 2005.

January 31, 2006
Net loss from continuing operations (as reported):	$(27,983)
Option expense	(3,471)

Net loss from continuing operations after option expense	$(31,454)

Basic and diluted loss from continuing operations per share:
Net loss from continuing operations (as reported)	$(2.41)

Net loss from continuing operations after option expense	$(2.71)

Stock Options

As more fully described in Note 13, the Company has granted stock options to employees, directors, and consultants under various stock incentive plans. Stock option expense for fiscal 2007 and fiscal 2006 was $1,675 and $1,556, respectively, of which $1,230 and $1,176, respectively, was included in operating costs in the Statement of Operations and $445 and $380, respectively, was included in general and administrative expenses in the Statement of Operations. As of January 31, 2008, the total unrecognized stock option compensation expense in the aggregate was $3,012. The unrecognized stock option compensation expense is expected to be recognized over a weighted average period of 1.7 years. At January 31, 2008, the weighted-average remaining contractual term of the outstanding options and fully vested exercisable options was 6.1 and 4.5 years, respectively. The aggregate intrinsic value of the fully vested exercisable “in-the-money” shares at January 31, 2008 was approximately $135.

The following is a summary of Alloy’s stock option activity for fiscal 2007, fiscal 2006 and fiscal 2005:

	Fiscal year ended January 31,
	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,693	$13.15	1,542	$13.49	1,818	$35.68
Options granted	309	11.43	561	11.60	221	8.86
Options exercised	(77)	8.21	(121)	8.37	(36)	17.18
Options forfeited or expired	(147)	12.18	(289)	14.05	(461)	33.41

Outstanding, end of year	1,778	$13.15	1,693	$13.15	1,542	$13.49

Fully vested and exercisable, end of year	1,077	$14.61	942	$15.38	1,007	$16.15

Available for future grants	1,380

The total intrinsic value of options exercised during fiscal 2007, fiscal 2006, and fiscal 2005 was $279, $526 and $234, respectively. The total fair value of stock options that vested during fiscal 2007, fiscal 2006, and fiscal 2005 was approximately $1,443, $1,207 and $2,176, respectively.

The weighted-average fair value of each option as of the grant date was $5.06, $5.05 and $5.16 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal year ended January 31,
	2008	2007	2006
Risk-free interest rates (a)	4.66%	4.95%	3.63%
Expected term of the option (b)	4.50 years	4.6 years	5.0 years
Expected volatility (c)	56.7%	52.8%	68.0%
Expected dividend yields	—	—	—

(a)	The risk-free interest rate is based approximately upon the average rate of the two and five year U.S. Treasury note in effect at the time of the option grant.
(b)	The expected term of the option is determined based on the vesting term and contractual life of the option.
(c)

Expected volatility is calculated based on the daily historical volatility of The NASDAQ Stock Market LLC closing price of the Company’s stock using a period consistent with the expected term of the option.

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

Summarized information about Alloy’s stock options outstanding and exercisable at January 31, 2008 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Options	Average Life	Average Exercise Price	Options	Average Exercise Price
$5.12-$10.50	450	6.4 years	$8.01	309	$7.86
$10.50-$21.00	1,147	6.5 years	13.17	587	14.72
$21.00-$31.50	178	2.8 years	25.71	178	25.71
$31.50-$32.24	3	3.9 years	32.02	3	32.02

$5.12-$32.24	1,778	6.1 years	$13.15	1,077	$14.61

Restricted Stock

As more fully described in Note 13, the Company has awarded restricted shares of common stock to directors and certain employees. Restricted stock expense for fiscal 2007, fiscal 2006, and fiscal 2005 was $2,070, $1,269, and 307, respectively, of which $1,085, $559, and $0, respectively, was included in operating costs in the Statement of Operations and $985, $710, and $307, respectively, was included in general and administrative expenses in the Statement of Operations. The awards have restriction periods tied to employment and vest over periods up to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During fiscal 2007, the Company awarded 324 restricted shares with a weighted-average life of three years and a fair market value of $3,305.

Unearned compensation expense related to restricted stock grants at January 31, 2008 was $4,915. The expense is expected to be recognized over a weighted-average period of approximately 3.1 years.

The following is a summary of restricted stock activity for fiscal 2007, 2006 and 2005:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Shares	Weighted-Average Fair Value Per Share	Shares	Weighted-Average Fair Value Per Share	Shares	Weighted-Average Fair Value Per Share
Unvested at February 1	319	$12.75	47	$23.24	43	$25.82
Granted	324	10.17	404	11.91	18	18.44
Vested	(34)	11.28	(107)	14.75	(14)	25.01
Forfeited	(20)	11.34	(25)	11.45	—	—

Unvested at January 31	589	$11.46	319	$12.75	47	$23.24

During fiscal 2007, employees surrendered to the Company approximately 41 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of their restricted stock.

Warrants

The following table summarizes all warrant activity:

	Fiscal year ended January 31,
	2008	2007	2006
Outstanding, beginning of year	280	382	477
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants canceled or expired	(13)	(102)	(95)

Outstanding, end of year	267	280	382

At January 31, 2008, there were warrants to purchase 267 shares of our common stock outstanding and exercisable with an average exercise price of $75.52 per share and a weighted average contractual term of 3.8 years.

4.	Detail of Certain Balance Sheet Accounts

	January 31,
	2008	2007
Marketable securities
Auction rate securities	$9,030	$15,875
Corporate debt securities	—	5,270

	$9,030	$21,145

Fixed assets, at cost
Computer equipment and software	$10,709	$9,144
Machinery and equipment	24,570	9,330
Office furniture and fixtures	2,242	1,384
Leasehold improvements	2,179	1,292
Construction in progress	—	526

	39,700	21,676
Accumulated depreciation and amortization	(19,501)	(17,273)

	$20,199	$4,403

Accrued expenses and other current liabilities
Deferred acquisition costs	$308	$3,264
Accrued compensation and sales commissions	5,387	5,046
Program accrual (1)	3,543	1,683
Promotions accrual (2)	1,229	778
Other	4,148	3,116

	$14,615	$13,887

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.
(2)	The promotion accrual consists primarily of hourly outside labor costs and travel and expense related fees.

5.	Acquisitions

Alloy completed acquisitions during fiscal 2007, fiscal 2006 and fiscal 2005. All of the acquisitions have been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy’s management based on available information and on assumptions as to future operations. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The purchase price allocations for the fiscal 2007 acquisitions are subject to revision based on the final determination of the fair value of the assets acquired and liabilities assumed as of the date of acquisitions. For all acquisitions that involved escrow shares, the value of these shares has been included in the initial purchase price allocation. Any subsequent changes are reflected as an adjustment to goodwill. The amounts allocated to goodwill for certain acquisitions may also change in the future pending the outcome of other contingent arrangements, such as earn-outs, as described below. A description of certain of Alloy’s acquisitions and their impact in fiscal 2007, fiscal 2006 and fiscal 2005 is as follows:

Fiscal 2007 Acquisitions

Frontline Marketing

On April 20, 2007, the Company acquired the operating assets of Frontline Marketing, Inc. (“Frontline”), a national in-store advertising and display network, comprising displays located in approximately 7,100 grocery stores, and certain assets related thereto from Frontline’s shareholders. The Company paid $5,986, including transaction costs, to acquire such assets, of which $1,811 was paid by the issuance of 150 shares of its common stock, subject to a working capital adjustment. The Company also agreed to pay an additional potential earn-out payment of up to $7,200 based on the EBITDA performance of the acquired assets over the next three years. The earn-out payment is payable at the Company’s option in cash or a combination of cash and shares of its common stock, with the maximum number of shares issuable being 50% of the earn-out amount. The results of Frontline’s operations since the date of acquisition have been included in the accompanying consolidated financial statements. Frontline is a part of the Company’s Media segment.

During the third quarter of fiscal 2007, the Company made an adjustment to working capital and recorded a $300 increase to Frontline’s goodwill. The Company made a preliminary allocation of purchase price and recorded approximately $3,203 of goodwill representing the excess purchase price over the fair value of the net assets acquired. In addition, the Company identified specific intangible assets consisting of: trademarks with a fair value of $100 and a useful life of three years, client relationships with a fair value of $300 and a useful life of three years, and non-competition agreements with a fair value of $120 and a useful life of five years. The acquisition was not considered significant, and, as such, proforma information is not required.

Channel One

On April 20, 2007, the Company acquired the operating assets of Channel One Communications Corporation (“Channel One”) from PRIMEDIA, Inc., for which it received $8,600 of working capital, of which $5,000 was cash, and assumed certain liabilities of Channel One, with an approximate value of $8,600. Accordingly, the fair market value of the assets acquired is approximately the value of the assumed liabilities. Channel One provides news and public affairs content to secondary schools throughout the United States. Channel One’s programming is delivered daily during the school year, via satellite, and reaches millions of students. The results of Channel One’s operations since the date of acquisition have been included in the accompanying consolidated financial statements. During the third and fourth quarter of fiscal 2007, the Company recognized an extraordinary gain of $5,680 (net of taxes), which is discussed in Note 6. Channel One is a part of the Company’s Media segment. As previously reported in the Company’s Form 8-K/A filed on August 7, 2007, we are currently unable to provide audited financial statements required by the SEC’s rules and regulations with respect to the acquired assets of Channel One, because we do not have access to such financial statements, or the information to prepare such financial statements, despite having devoted substantial efforts to obtain them.

Fiscal 2006 Acquisition

Sconex, Inc.

        On March 28, 2006, the Company completed the acquisition of all the outstanding stock of Sconex, Inc., a social networking community for high school students. The Company agreed to pay approximately $6,100 in common stock, including a future minimum earn-out payment of $2,600 at closing. The Company issued to Sconex shareholders 274 shares of its common stock valued at approximately $12.79 a share, or $3,500. The Company also incurred additional costs directly related to the acquisition of approximately $164 and acquired net assets with a value of approximately $175.

As per the Sconex acquisition agreement, the Company agreed to an approximate minimum $2,600 earn-out provision based on a certain EBITDA target. As per the agreement, 61% of the earn-out had no continued service or other conditions associated with it. The Company’s obligation to pay the remaining 39% of the earn-out required the continued employment with the Company for a thirty month period by former shareholders of Sconex, Inc.

During fiscal 2007, the Company settled the earnout and paid to all former Sconex shareholders $789 in cash and $788 in common stock and to those former Sconex shareholders who remained in the Company’s employ, $109 in Company common stock, which stock is subject to the Company’s right to repurchase under certain conditions.

The unconditional portion of the earn-out provision of $1,586 was included by the Company when determining the cost of Sconex at acquisition.

The 39% of the earn-out contingent upon continued employment, was not considered as additional purchase price and was not considered in the Company’s preliminary purchase price allocation. The Company concluded that the contingent payment would be recognized as compensation expense when and if earned. Accordingly, in June 2007, the Company recognized compensation expense in the amount of approximately $109 paid to certain former shareholders of Sconex. The remaining portion of the earn-out was not recognized due to the fact that certain former Sconex shareholders were terminated and therefore not entitled to receive the remaining earn-out payment.

In conjunction with the payment of the contingent portion of the earn-out, the Company finalized the allocation of the purchase price. As a result, $1,435 was allocated to identifiable intangible assets with an average life of 4.4 years and approximately $3,640 was allocated to goodwill. The acquisition was not considered significant, and, as such, proforma information is not required.

Fiscal 2005 Acquisition

FindTuition.com

On December 28, 2005, Alloy acquired substantially all of the assets and liabilities of the FindTuition.com business. Launched by CareerBuilder, LLC in late 2004, FindTuition.com is a scholarship search and matching service that includes a traditional and online college search and a student loan site. FindTuition.com also launched a job search tab in July 2005. The job search content is supplied by CareerBuilder.com and focuses on internships and part-time jobs for college students. To complete the acquisition, Alloy paid approximately $479 in cash. As of January 31, 2008, the total cash paid, including acquisition costs, approximated $2,037, which includes the $1,500 maximum amount related to an earn-out provision based on certain aggregate revenue generated through the operation of FindTuition.com. Alloy has recorded approximately $1,321 of goodwill representing the excess of purchase price over the fair value of the net assets acquired. In addition, Alloy identified specific intangible assets consisting of customer relationships, the website and trademarks. The fair value of the customer relationships was $840 with a useful life of 15 years. The fair value of the website was $75 with a useful life of 5 years. The trademark had a fair value of $90 with an indefinite useful life. In fiscal 2007, the previously recorded contingent earn out in the amount of $1,270 was reversed out of goodwill since it was not earned. The acquisition was not considered significant, and, as such, proforma information is not required.

6.	Extraordinary Gain

In conjunction with the Channel One acquisition, which is more fully described in Note 5, the Company assumed certain liabilities of Channel One, which had an estimated value of $8,600 at acquisition. The actual fair value of certain assumed contract obligations and severance agreements, after all tax considerations, was subsequently determined to be $2,800, or $5,800 less than $8,600, the amount originally estimated. As a result, the Company recorded an extraordinary gain of $5,680, net of tax of $120.

7.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2008 and January 31, 2007 are as follows:

	Fiscal year ended January 31,
	2008	2007
Gross balance, beginning of year	$130,835	$126,345
Goodwill acquired during the year	2,998	3,641
Net adjustments to purchase price of prior acquisitions (1)	(1,270)	(51)
Intangible asset adjustment (2)	—	900
Impairment of goodwill (3)	(70,835)	—

Gross balance, end of the year	61,728	130,835
Accumulated goodwill amortization, prior to the adoption of SFAS 142	(11,617)	(11,617)

Net balance, end of year	$50,111	$119,218

(1)	In fiscal 2007, a previously recorded contingent earn out in the amount of $1,270 was reversed out of goodwill because it was not earned.

(2)	During the fourth quarter of fiscal 2006, a portion of the Company’s intangible asset in the Placement segment was reclassified to goodwill.

(3)

During the fourth quarter of fiscal 2007, Alloy reviewed its goodwill for impairment, using a discounted cash flow model and a review of general market conditions impacting Alloy to determine its market value of its reporting units with assigned goodwill. As a result, Alloy recorded an impairment charge totaling $70,835, of which $22,783 related to its Placement reporting unit and $48,052 related to its Media reporting unit. These charges are included in Alloy’s Consolidated Statement of Operations as special charges.

Intangible Assets Related to Businesses Acquired

The acquired intangible assets as of January 31, 2008 and January 31, 2007 are as follows:

	Fiscal year ended January 31,
	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Client relationships	$10,373	$8,511	$1,862	$10,368	$7,916	$2,452
Noncompetition agreements	4,196	3,721	475	4,752	3,695	1,057
Websites	1,450	1,427	23	1,650	1,458	192
Mailing lists	2,309	685	1,624	397	199	198

	18,328	14,344	3,984	17,167	13,268	3,899
Indefinite-lived intangible assets:
Trademarks (1)	3,405	—	3,405	3,525	—	3,525

Total intangible assets	$21,733	$14,344	$7,389	$20,692	$13,268	$7,424

(1)

During the fourth quarter of fiscal 2007, Alloy reviewed its indefinite-lived assets. Estimates of the indefinite-lived assets value were determined using the income approach. As a result of its review, a $120 impairment charge was recorded. These impairment charges are included in the special charges line item of the Consolidated Statements of Operations.

The amortization expense related to fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $1,739, $1,294, and $2,259, respectively. The estimated remaining amortization expense for each of the next five fiscal years through the fiscal year ending January 31, 2013 is approximately $1,614, $1,138, $848, $200 and $130, respectively.

8.	Special Charges

The “special charges” line item on the Consolidated Statements of Operations is comprised of the following:

	Fiscal year ended January 31, 2008
	Promotion	Media	Placement	Corporate	Total
Impairment of goodwill	$—	$48,052	$22,783	$—	$70,835
Impairment of trademarks	—	120	—	—	120
Impairment of long-lived assets	—	673	—	—	673

Total special charges	$—	$48,845	$22,783	$—	$71,628

	Fiscal year ended January 31, 2007
	Promotion	Media	Placement	Corporate	Total
Spinoff costs (1)	$—	$—	$—	$127	$127

Total special charges	$—	$—	$—	$127	$127

	Fiscal year ended January 31, 2006
	Promotion	Media	Placement	Corporate	Total
Impairment of goodwill	$—	$12,844	$17,870	$—	$30,714
Impairment of trademarks	—	1,500	—	—	1,500
Impairment of long-lived assets	—	489	—	—	489
Spinoff costs (1)	—	—	—	3,516	3,516

Total special charges	$—	$14,833	$17,870	$3,516	$36,219

(1)	Represents expenses associated with completing the spinoff of dELiA*s, Inc. to Alloy’s stockholders.

9.	Senior Convertible Debentures

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

Convertible Debenture Conversions

At January 31, 2008, the Company had $1,397 in principal amount of outstanding Convertible Debentures. At January 31, 2008 the fair value of the Convertible Debentures was approximately $1,355, which is estimated based on quoted market prices.

From August 30, 2006 through December 7, 2006, Alloy entered into agreements with certain holders of its Debentures, pursuant to which such holders converted approximately $67,903 face amount of their Debentures, in accordance with their terms, into approximately 2,026 shares of Alloy common stock and 4,054 shares of dELiA*s, Inc. common stock. In addition to Alloy and dELiA*s, Inc. issuing the requisite number of shares required pursuant to the Indenture under which the Debentures were issued, Alloy also paid each of those holders varying cash premiums for agreeing to convert their Debentures. Accordingly, the Company recorded an expense during fiscal 2006 of approximately $17,904 related to these conversions. The charge is comprised of the cash premiums paid to holders and other costs of the transactions ($16,965), and the write-off of the unamortized balance of deferred debt issuance costs attributable to the Debentures ($939). During fiscal 2006, the Company’s additional paid-in capital also increased by $67,883 as a result of the conversions.

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

Common Stock Transactions

On December 19, 2006 the Company’s board of directors authorized and approved the repurchase of 952 shares of its common stock at $10.50 per share from MLF offshore Portfolio Company, which is controlled by Matthew L. Feshbach, the Company’s largest shareholder at the time of repurchase, and a former director. In addition, the Company repurchased 6 shares of its restricted stock held by Mr. Feshbach at a price per share of $0.01. As part of the agreement, Mr. Feshbach resigned from Alloy’s board of directors, effective December 19, 2006.

Common Stock Transactions – Stock Repurchase Program

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2003, the Company repurchased 150 shares for approximately $2,984 under this plan. During fiscal 2007, the Company repurchased 51 shares for approximately $457 under this plan. At January 31, 2008, the Company had an unused authorization of approximately $6,600.

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

Stock Options

Alloy’s shareholder’s approved the Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (the “Stock Plan”) in June 2007. The Stock Plan authorizes the grant of up to 2,000 shares of the Company’s common stock for the issuance of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, directors and consultants of the Company. All of the Company’s then-existing stock incentive plans, which in the aggregate as of June 18, 2007 had approximately 1,300 shares available for issuance, were terminated, resulting in a net increase of approximately 700 shares. However, outstanding options, the exercise of which would allow an aggregate of 504 and 277 shares of Alloy’s common stock to be acquired by the holders of such options, were issued in fiscal 2006 and fiscal 2007, respectively, and remain outstanding under the terminated plans.

Stock options granted under the Stock Plan may either be incentive stock options, which are intended to satisfy the requirements of Section 422 of the Code, or non-qualified stock options, which are not intended to meet those requirements. The exercise price of a stock option may not be less than 100% of the fair market value of our common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price may not be less than 110% of the fair market value of our common stock on the date of grant and the term of the option may not be longer than five years. Award agreements for stock options include rules for exercise of the stock options after termination of service. Options may not be exercised unless they are vested, and no option may be exercised after the end of the term set forth in the award agreement, which may not exceed 10 years. Generally, stock options will be exercisable for three months after termination of service for any reason other than death or total and permanent disability, and for twelve months after termination of service on account of death or total and permanent disability. The Compensation Committee of our Board of Directors administers the Stock Plan. The Compensation Committee may delegate part of its authority and powers under the Stock Plan to a committee of the Board or one or more of our directors and/or officers, but only the Compensation Committee (or a sub committee thereof or the full Board) can make awards to participants who are directors or executive officers of Alloy. In accordance with the provisions of the Stock Plan, our Compensation Committee, or its designee, will determine the terms of awards, including: (i) which employees, directors and consultants will be granted awards; (ii) the number of shares subject to each award; (iii) the vesting provisions of each award; (iv) the termination or cancellation provisions applicable to awards; and (v) all other terms and conditions upon which each award may be granted in accordance with the Stock Plan.

In addition, our Compensation Committee may, in its discretion, amend any term or condition of an outstanding award provided: (i) such term or condition as amended is permitted by our Stock Plan; and (ii) any such amendment shall be made only with the consent of the participant to whom such award was made, if the amendment is adverse to the participant. The Stock Plan does not allow for the repricing or cancellation and reissuance of stock options or other awards without the prior approval of our shareholders. The Stock Plan expires on April 11, 2017.

Spinoff of dELiA*s, Inc.

In connection with the spinoff, Alloy stockholders of record as of December 7, 2005 received a pro-rata distribution in a ratio of one share of dELiA*s, Inc. common stock for every two shares of Alloy common stock held, and a cash payment in lieu of any fractional shares. Similarly, Alloy employees who had been granted stock options that were not exercised as of the date of the spinoff had their awards modified to provide them with the right to receive shares of Alloy and dELiA*s, Inc. pursuant to the option plans. The adjustment did not result in a holder of options receiving any economic gain or loss as a result of the spinoff. However, options granted to employees of dELiA*s, Inc. were cancelled.

Restricted Stock

In fiscal 2007, fiscal 2006, and fiscal 2005, Alloy’s board of directors authorized the issuance of 324, 404, and 19 shares of common stock, respectively, as restricted stock under our stock-based compensation plans. The shares issued are subject to restrictions on transfer, rights of repurchase by the Company and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grant is charged to stockholders’ equity and is then amortized to compensation expense over the vesting periods. Refer to Note 3 for additional information regarding restricted stock.

14.	Income Taxes

The components of net income tax expense consist of the following for fiscal 2007, fiscal 2006, and fiscal 2005:

	Fiscal year ended January 31,
	2008	2007	2006
Current:
State	$481	$750	$149
Federal	—	—	214

Total current	481	750	363

Deferred:
State	—	—	—
Federal	—	—	—

Total deferred	—	—	—

Net income tax expense	$481	$750	$363

For fiscal 2007, fiscal 2006 and fiscal 2005, the difference between the total expected tax benefit using the statutory rates of 34%, 34% and 34%, respectively and tax expense is as follows:

	Fiscal year ended January 31,
	2008	2007	2006
Computed expected tax benefit	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	0.4	18.2	(2.7)
Goodwill impairment	18.4	—	41.2
ISO stock-based compensation expense	0.7	6.4	—
Specialized restructuring costs	—	58.0	2.7
Non-deductible expenses	0.2	1.6	0.3
Change in valuation allowance	14.4	(38.6)	(9.4)
All other individually less than 5%	0.6	—	0.5

Total effective tax rate	0.7%	11.6%	1.3%

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out as follows:

	January 31,
	2008	2007
Deferred tax assets:
Accruals and reserves	$1,892	$1,513
Deferred compensation	895	651
Plant and equipment	840	953
Identifiable intangible assets	1,257	688
Goodwill	9,444	—
Net operating loss and capital loss carryforwards	8,372	13,975

Gross deferred tax assets	22,700	17,780
Valuation allowance	(22,578)	(15,368)

Total deferred tax assets	122	2,412

Deferred tax liabilities:
Goodwill	—	(820)
Other	(122)	(1,592)

Total deferred tax liabilities	(122)	(2,412)

Net deferred tax assets	$—	$—

As a result of certain realization requirements of SFAS 123R, certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting are excluded from the total deferred tax assets. As of January 31, 2008, approximately $2,219 of the federal net operating loss carryforwards are related to the exercise of employee stock options, and the Company will record a tax benefit of approximately of $915 through capital in excess of par value if such losses are realized.

For federal income tax purposes, Alloy has unused NOL carryforwards of approximately $30,671 at January 31, 2008 that will expire at various dates through 2027.

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

The Company has fully reserved for the net deferred tax assets at January 31, 2008 and 2007, and as a result, the valuation allowance increased by $7,210 during fiscal 2007 and decreased by $3,511 during fiscal 2006. If the entire deferred tax assets were realized, approximately $2,600 would be allocated to equity related to the tax effect of the employees’ stock option deductions. The remaining deferred tax asset would reduce income tax expense.

Adoption of FIN 48

In the first quarter of fiscal 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, the benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for the beginning of fiscal 2007, with adoption treated as a cumulative effect type reduction to retained earnings. As a result of implementing FIN 48, the Company recognized a $1,314 increase in the long-term liability for unrecognized tax benefits including, Interest and penalties of $239. The result of these recognized liabilities was a reduction to beginning retained earnings of $1,014 at February 1, 2007.

As a result of the Company’s implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $7,136. There were no accrued interest or penalties resulting from such unrecognized tax benefits. As of January 31, 2008, the total amount of gross unrecognized tax benefits was $7,136, and accrued interest and penalties on such unrecognized tax benefits were $0. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for fiscal 2007:

Fiscal 2007
Beginning of year balance	$8,450
Increases in prior period tax positions	132
Decreases in prior period tax positions	—
Increases in current period tax positions	8
Settlements	(260)
Lapse of statute of limitations	(47)

End of year balance	$8,283

For fiscal 2007, the Company’s income tax provision included $77 of expense related to uncertain tax positions, including $69 related to interest and penalties. The net unrecognized tax benefits, that if recognized, would impact the effective tax rate as of January 31, 2008 is 1,146 due to the effect of the full net deferred tax asset valuation allowance.

At this time, the Company believes that it is reasonably possible that approximately $10 of the estimated unrecognized tax benefits as of January 31, 2008 will be recognized within the next twelve months based on the expiration of statutory review periods.

15.	Credit Facility

On August 15, 2007, the Company entered into a credit agreement with Bank of America, N.A. (the “Credit Facility”), which was amended effective as of January 16, 2008.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Credit Facility is in the aggregate principal amount of $25,000, consisting of a $15,000 revolving loan (the “Revolver”) and a $10,000 capital expenditure/term loan (the “Capex Loan”). The Revolver has a three-year term and a $2,000 sublimit for the issuance of letters of credit. Any letters of credit will reduce the available commitment under the Revolver on a dollar-for-dollar basis. The Capex Loan has a term that ends on April 30, 2008, at which time all borrowings under the Capex Loan will convert to a term loan (the “Term Loan”) that matures five years after the conversion date. The Term Loan requires amortization of its principal balance over the five-year period.

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

The Company’s borrowings under the Credit Facility will bear interest at annual rates as detailed in the Credit Facility. In addition, as set forth in the Credit Facility, the Company is required to pay quarterly an unused commitment fee and a letter of credit fee if the Company enters into a letter of credit arrangement. Total commitment fees paid by the Company totaled $24 for fiscal 2007.

The Credit Facility contains affirmative and restrictive covenants that require the Company to meet certain financial, business operations and other criteria. The financial covenants include maintaining certain ratios such as a quick asset, funded debt to EBITDA and basic fixed charge coverage ratios, all as defined in the Credit Facility. Other restrictive covenants and provisions affecting the Company’s ability to undertake our business activities include, among other things, limitations on acquisitions and dispositions, taking on additional indebtedness, dealing with collateral and exceeding set limits on intangible write-offs, restructuring charges and goodwill impairment. From time to time, the Company may not be able to satisfy the covenants and the Company may be out of compliance with the provisions of the Credit Facility. In past instances, the Company has obtained waivers and amendments to the Credit Facility, and in the future, as necessary, it expects to seek waivers or renegotiate the terms and conditions of the Credit Facility to remain in compliance. The Company cannot give assurance, however, that Bank of America will agree to any such waiver or amendment and it could demand that the Company pay any outstanding amounts and terminate the Credit Facility, in which case the Company may not have access to working capital should its business activities require funds in excess of cash generated by the Company’s ongoing operating activities.

At January 31, 2008, the Company was in compliance with all the financial ratios under the Credit Facility, but in breach of a covenant of the Credit Facility. More specifically, the Company’s fiscal 2007 special charges of $71,600 comprised of goodwill and intangible impairments exceeded the $10,000 limitation set forth in the Credit Facility. The Company has obtained a waiver from Bank of America regarding exceeding this special charges limitation. The Company is also reviewing with Bank of America the special charges limitations set forth in the Credit Facility.

On October 26, 2007, pursuant to the Credit Facility, the Company received a $4,000 advance on the Revolver. The $4,000 advance is a Eurodollar base loan at a rate of 6.40%. The loan matures on April 28, 2008. The Company’s total available borrowings under the Credit Facility totaled $21,000 at January 31, 2008. Interest expense related to the Credit Facility for fiscal 2007 totaled $67.

16.	Commitments and Contingencies

Leases

Alloy leases office space, warehouse space and certain office equipment under noncancellable leases with various expiration dates through 2013. As of January 31, 2008, future net minimum lease payments were as follows:

Fiscal year ending January 31,	Capital Leases	Operating Leases	Sublease Rent
2009	$22	$3,695	$35
2010	17	2,983	22
2011	15	2,667	—
2012	3	2,527	—
2013	—	2,144	—
Thereafter	—	4,039	56

Total minimum lease payments	$57	$18,055	$113

Imputed interest	7

Capital lease obligations	$50

On November 1, 2007, Alloy amended its corporate headquarters’ lease in order occupy additional space for general corporate purposes. In conjunction with the amendment, and as an incentive to occupy additional space, Alloy’s landlord agreed to extend a six-month rent holiday for the new occupied space effective on the date of the amendment and to offer lease incentives of $400 to be reimbursed for renovations and improvements to its additional space.

The schedule presented above appropriately considers both the rent holiday and the lease incentive as part of future obligations.

Rent expense was approximately $4,202, $3,911 and $4,937 for fiscal 2007, 2006, and 2005, respectively, under noncancellable operating leases.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 19, 2002, the plaintiffs amended the complaint to assert violations of Section 10(b) of the Exchange Act. The claims mirror allegations asserted against scores of other issuers. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part a global motion to dismiss filed on behalf of all issuers. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to six focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against six focus group issuers. By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. Issuers’ liaison counsel, the plaintiffs and the underwriters have filed briefs addressing class certification issues in the focus group cases and discovery with respect to various issuers and underwriters has been ongoing. At this time, we can neither predict whether the District Court will certify a new class nor determine the impact of the District Court’s class certification ruling on the pendency of our case.

The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial condition or operating results.

17.	Supplemental Cash Flow and Other Information

Supplemental information on cash flows is summarized as follows:

	Fiscal year ended January 31,
	2008	2007	2006
Cash paid for:
Interest	$75	$4,367	$3,731
Income taxes	734	850	504

Non-cash investing and financing activities:
Issuance of common stock in conjunction with conversion of Debentures	—	67,903	—
Issuance of common stock and warrants in connection with acquisitions	1,811	3,500	—
Conversion of Series B Preferred Stock into common stock	—	—	16,662
Issuance of common stock pursuant to Sconex earn-out agreement	788	—	—
Issuance of restricted stock pursuant to Sconex earn-out agreement	109	—	—
Accretion of discount and dividends on Series B Preferred Stock	—	—	620

18.	Segment Reporting

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

The Company has three operating segments—Promotion, Media and Placement. In the fourth quarter of fiscal 2006, we began to include the operating results of our Onsite Promotions business, previously part of our Media segment, in the Promotion segment. The reclassification was made because the Onsite Promotions business’ principal activity involves sampling, a Promotion segment activity. The amounts in prior fiscal years have been reclassified to conform to the new presentation. All information presented below is U.S. based, thus no geographic disclosure is required.

The Promotion segment is comprised of businesses whose products and services are promotional in nature, including our Alloy Marketing and Promotions business, on-campus marketing unit, and sampling services. The Media segment is comprised of Company-owned and represented media assets such as the out-of-home, Internet, specialty print, education and entertainment businesses. The Placement segment is made up of the Company’s businesses that aggregate and market third party media properties primarily in the college, military and multicultural markets.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments were as follows as of and for the fiscal years ended January 31, 2008, 2007, and 2006:

	Fiscal year ended January 31,
	2008	2007	2006
Revenue:
Promotion	$83,405	$95,979	$93,831
Media	62,780	46,287	42,965
Placement	52,911	53,838	58,528

Total revenue	$199,096	$196,104	$195,324

Operating income (loss):
Promotion	$9,228	$11,077	$9,740
Media	(49,462)	6,638	(8,077)
Placement	(17,889)	5,629	(12,619)
Corporate	(11,942)	(10,658)	(13,292)

Total operating income (loss) from continuing operations	(70,065)	12,686	(24,248)
Interest expense, net	968	(1,262)	(3,345)
Debt conversion expense	—	(17,904)	—
Other items, net	(494)	(3)	(27)

Loss from continuing operations before income taxes	$(69,591)	$(6,483)	$(27,620)

Depreciation and amortization:
Promotion	$904	$815	$1,182
Media	3,310	1,751	2,275
Placement	33	38	479
Corporate	833	761	1,037

Total depreciation and amortization	$5,080	$3,365	$4,973

Stock-based compensation:
Promotion	$632	$539	$38
Media	1,619	1,024	52
Placement	159	130	—
Corporate	1,335	1,132	217

Total stock-based compensation	$3,745	$2,825	$307

	At January 31,
	2008	2007	2006
Total assets:
Promotion	$34,478	$32,945	$38,825
Media	64,750	88,449	88,135
Placement	21,262	42,483	44,318
Corporate	27,926	32,689	48,210

Total assets	$148,416	$196,566	$219,488

Total goodwill:
Promotion	$23,414	$27,193	$27,193
Media	22,742	65,287	61,697
Placement	3,955	26,738	25,838

Total goodwill	$50,111	$119,218	$114,728

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

19.	Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of Alloy’s last two fiscal years.

	Fiscal year ended January 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Full Year Total
Revenue
Promotion	$13,540	28,250	25,928	15,687	$83,405
Media	10,416	14,013	21,652	16,699	62,780
Placement	13,831	9,403	18,938	10,739	52,911

Total revenue	$37,787	51,666	66,518	43,125	$199,096

Operating income (loss)
Promotion	$(111)	4,105	4,185	1,049	$9,228
Media	(325)	(3,118)	2,986	(49,005)	(49,462)
Placement	1,467	797	2,687	(22,840)	(17,889)
Corporate	(2,919)	(3,223)	(2,820)	(2,980)	(11,942)

Total operating income (loss) from continuing operations	$(1,888)	(1,439)	7,038	(73,776)	$(70,065)

Income (loss) before extraordinary item	(1,708)	(1,512)	6,888	(73,740)	(70,072)
Extraordinary gain (2)	—	—	5,500	180	5,680
Income (loss) from continuing operations	$(1,708)	(1,512)	12,388	(73,560)	$(64,392)
Net income (loss)	$(1,708)	(1,512)	12,388	(73,560)	$(64,392)
Net income (loss) per share from:
Basic-
Continuing operations	$(0.13)	(0.11)	0.91	(5.45)	$(5.24)
Extraordinary gain	—	—	—	0.01	0.43
Net income (loss) per share	(0.13)	(0.11)	0.91	(5.44)	(4.82)
Diluted-
Continuing operations	$(0.13)	(0.11)	0.90	(5.45)	$(5.24)
Extraordinary gain	—	—	—	0.01	0.43
Net income (loss) per share	(0.13)	(0.11)	0.90	(5.44)	(4.82)

(1)

During the fourth quarter of fiscal 2007, the Company recorded a goodwill impairment charge of $70,955 and an impairment of certain of its long-lived assets of $673. These charges are more fully discussed in Note 8.

(2)

The Company recorded an extraordinary gain related to its Channel One acquisition in the amount of $5,680. The acquisition and the related extraordinary gain are more fully discussed in Notes 5 and 6, respectively.

	Fiscal year ended January 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year Total
Revenue
Promotion	$19,128	$27,698	$31,893	$17,259	$95,978
Media	11,215	9,554	14,754	10,766	46,289
Placement	14,492	9,481	17,032	12,832	53,837

Total revenue	$44,835	$46,733	$63,679	$40,857	$196,104

Operating income (loss)
Promotion	$330	$3,064	$5,147	$2,536	$11,077
Media	597	1,224	3,809	1,008	6,638
Placement	1,663	371	2,747	848	5,629
Corporate	(3,022)	(2,349)	(2,247)	(3,040)	(10,658)

Total operating income (loss) from continuing operations	$(432)	$2,310	$9,456	$1,352	$12,686

Income (loss) from continuing operations (1)	$(1,161)	$1,646	$(7,059)	$(659)	$(7,233)

Net income (loss)	$(1,161)	$1,646	$(7,059)	$(659)	$(7,233)

Net income (loss) per share from:
Basic-
Continuing operations	$(0.10)	$0.14	$(0.55)	$(0.05)	$(0.58)
Net income (loss) attributable to common stockholders	(0.10)	0.14	(0.55)	(0.05)	(0.58)
Diluted-
Continuing operations	$(0.10)	$0.13	$(0.55)	$(0.05)	$(0.58)
Net income (loss) attributable to common stockholders	(0.10)	0.13	(0.55)	(0.05)	(0.58)

(1)

As a result of adopting SFAS 123R, loss from continuing operations before income taxes for fiscal 2006 was $1,556 greater than if the Company had continued to account for the share based compensation under APB 25.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

20.	Discontinued Operations

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

The spinoff related expenses associated with establishing dELiA*s, Inc. as an independent company were recorded by Alloy in each quarter as incurred. The spinoff related expenses were $127, and $3,516 for fiscal 2006 and 2005, respectively. These spinoff costs are included within the line item “special charges” on the Consolidated Statements of Operations.

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

As a result of the spinoff of dELiA*s, Inc., all historical results of operations of dELiA*s, Inc. are presented as discontinued operations. For fiscal 2005, the discontinued operations generated revenue of $211,020 and a net loss of approximately $7,525.

21.	Related Party Transactions

Seventh Generation, Inc. (“SGI”)

One of Alloy’s directors is the President and CEO of Seventh Generation, Inc. (“SGI”), as well as a director of SGI, while another one of Alloy’s directors is employed by SGI as SGI’s Chairman. Alloy’s AMP division renders promotional services to SGI and received approximately $94, $215, and $1,041, during fiscal 2007, fiscal 2006 and fiscal 2005, respectively, for such services.

dELiA*s, Inc.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

As more fully discussed in Note 20, the Company completed a spinoff of dELiA*s, Inc. to its stockholders on December 19, 2005. The Company and dELiA*s, Inc. entered into a distribution agreement in connection with the spinoff, which provided for, among other things, the corporate transactions that were required to effect the spinoff itself, certain indemnification obligations, and certain other arrangements relating to the spinoff.

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

•

Professional Services Agreement—Alloy provides dELiA*s, Inc. with technology related services for software support, software license, database support, list support and other database services for a minimum monthly payment of $20.

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

•

Call Center Agreement—dELiA*s, Inc. provides call center related services to Alloy’s on-campus marketing division. The services are provided for a monthly management fee of $7, plus 105% of certain variable costs incurred in connection with the services provided pursuant to the arrangement.

As of January 31, 2008, all of the above agreements were in effect, except for: (i) that portion of the Professional Services Agreement relating to the database services, which terminated effective November 30, 2006; (ii) that portion of the Professional Services Agreement relating to software support services, which terminated effective January 31, 2008; and (iii) the Managed Services Agreement, which terminated effective June 30, 2007.

22.	Subsequent Event

As of April 10, 2008, the Company has liquidated $5,380 of its remaining auction rate securities. Those sales occurred periodically through February, March, and April 2008. The remaining balance of the Company’s auction rate securities is $3,650 as of April 10, 2008. The Company is attempting to liquidate its remaining auction rate security investments and will not invest in auction rate securities in the future.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, January 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in

Internal Control—Integrated Framework. Based on our assessment, we believe that, as of January 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008. This report appears below.

April 15, 2008

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders

Alloy, Inc.

New York, New York

We have audited the internal control over the financial reporting as of January 31, 2008 of Alloy, Inc. and its subsidiaries (the “Company”) based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over the financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Alloy, Inc. and its subsidiaries as of January 31, 2008 and 2007, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Loss, and Cash Flows for each of the three years in the period ended January 31, 2008 and our report dated April 10, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

April 10, 2008

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter and year ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Business Conduct and Ethics,” and “Corporate Governance Matters” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2007.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2007.

On April 10, 2008, the Company’s Board of Directors decided upon matters related to executive officer and board compensation, including setting of fiscal 2008 salaries and bonuses for services performed during fiscal 2007 for executive officers and equity issuances to the Company’s lead independent director, all as set forth on the “Fiscal 2008 Compensation Arrangements for Named Executive Officers” and “Fiscal 2008 Director Compensation Policy” exhibits attached to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Information About Alloy Security Ownership” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2007.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2007.

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

SCHEDULE II

ALLOY, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
Allowance for doubtful accounts:
January 31, 2008	$2,680	$(267)	$442	$1,971
January 31, 2007	1,690	1,549	559	2,680
January 31, 2006	1,835	1,196	1,341	1,690
Valuation allowance for deferred tax assets:
January 31, 2008	15,368	7,210	—	22,578
January 31, 2007	18,879	—	3,511	15,368
January 31, 2006	25,914	—	7,035	18,879
Unamortized discount on Series B Preferred Stock:
January 31, 2008	—	—	—	—
January 31, 2007	—	—	—	—
January 31, 2006	$287	$—	$287	$—

EXHIBIT INDEX
EXHBIT NUMBER
2.1	Asset Purchase Agreement by and among Alloy, Inc., PRIMEDIA, Inc., Channel One Communications Corporation, and Alloy C1 Acquisition, LLC, dated as of April 20, 2007 (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed August 7, 2007).

3.1	Restated Certificate of Incorporation of Alloy, Inc., as amended (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

3.2	Amended and Restated Bylaws of Alloy, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed October 18, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2	Warrant to Purchase Common Stock, dated as of November 26, 2001, issued by Alloy, Inc. to MarketSource Corporation (incorporated by reference to Alloy’s Current Report on Form 8-K filed December 11, 2001).

4.3	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.4	Form of 5.375% Global Convertible Senior Debenture due 2023 in the aggregate principal amount of $69,300,000 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.5	Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of July 23, 2003 (incorporated by reference to Alloy’s Registration Statement on Form S-3 filed October 17, 2003 (Registration Number 333-109786)).

4.6	First Supplemental Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of September 26, 2005 (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

4.7	Second Supplemental Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of December 5, 2005 (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

4.8	Third Supplemental Indenture between Alloy, Inc. and Deutsche Bank Trust Company Americas, dated as of August 22, 2006 (incorporated by reference to Alloy’s Current Report on Form 8-K filed August 28, 2006).

4.9	Form of Debenture Conversion Agreement (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed December 1, 2006).

4.10	Stockholder Rights Agreement, dated as of April 14, 2003, between Alloy, Inc. and American Stock Transfer and Trust Company (incorporated by reference to Alloy’s Current Report of Form 8-K filed April 14, 2003).

10.1†	Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

10.1.1†	First Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Proxy Statement on Schedule 14A filed on June 2, 2003).

10.1.2†	Second Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).

10.1.3†	Third Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004).

10.2†	Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

10.2.1†	First Amendment to Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed June 23, 2003 (Registration Number 333-106382)).

10.3†	Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (incorporated by reference to Alloy’s Current Report on Form 8-K filed on June 19, 2007) (File No. 000-26023).

10.4†	1999 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 2 to Alloy’s Registration Statement on Form S-1/ A filed April 22, 1999 (Registration Number 333-74159)).

10.5†	iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Amendment No. 2 to the iTurf Inc. registration statement on Form S-1/ A filed April 6, 1999 (Registration No. 333-71123)).

10.5.1†	First Amendment to iTurf Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).

10.6†	Form of Nonqualified Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.7†	Form of Nonqualified Stock Option Agreement for Amended and Restated 2002 Incentive and Non-Qualified Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.8†	Form of Incentive Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.9†	Form of Nonqualified Stock Option Agreement for iTurf Inc. Amended and Restated 1999 Stock Incentive Plan. (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.10†	Form of Incentive Stock Option Agreement for iTurf Inc. Amendment and Restated 1999 Stock Incentive Plan. (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.11†	Form of Restricted Stock Agreement(1) (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.12†	Form of Restricted Stock Agreement(2) (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.13†	Form of Stock Option Grant Notice and Stock Option Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (includes accelerated vesting) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on September 10, 2007).

10.14†	Form of Stock Option Grant Notice and Stock Option Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (without accelerated vesting) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on September 10, 2007).

10.15†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (includes accelerated lapsing of repurchase rights) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on September 10, 2007).

10.16†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (without accelerated lapsing of repurchase rights) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on September 10, 2007).

10.17†	Alloy, Inc. Convertible Senior Debentures Purchase Agreement, dated as of July 17, 2003, by and among Alloy, Inc. and the Initial Purchasers named therein (incorporated by reference to Alloy’s Annual Report on Form 10-K filed on May 27, 2004).

10.18	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

10.19	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.20	Credit Agreement by and among Alloy, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, dated as of August 15, 2007 (incorporated by reference to Alloy’s Current Report on Form 8-K filed August 16, 2007).

10.20.1*	First Amendment and Waiver to Credit Agreement by and among Alloy, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, dated as of January 16, 2008.

10.21†	Employment Agreement, dated December 6, 2007, between Matthew C. Diamond and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.22†	Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.23†	Employment Agreement, dated December 6, 2007, between James K. Johnson, Jr. and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.24†	Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.25*†	Employment Offer Letter dated March 13, 2000 between Joseph D. Frehe and Alloy Online, Inc.

10.26*†	Non-Competition and Confidentiality Agreement dated February 21, 2001 between Joseph D. Frehe and Alloy Online, Inc.

10.27†	Revision to Offer Letter, dated December 6, 2007, between Joseph D. Frehe and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.28†	Employment Offer Letter dated February 21, 2001 between Gina DiGioia and Alloy Online, Inc. (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.29†	Non-Competition and Confidentiality Agreement dated March 13, 2000 between Gina DiGioia and Alloy Online, Inc. (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.30†	Revision to Offer Letter, dated December 6, 2007, between Gina R. DiGioia and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.31†	Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.32†	Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.33†	Employment Offer Letter dated February 20, 2006 between Gary Yusko and Alloy, Inc. (incorporated by referenced to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.34†	Non-Competition and Confidentiality Agreement dated February 20, 2006 between Gary Yusko and Alloy, Inc. (incorporated by referenced to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.35†	2007 Alloy, Inc. Executive Incentive Bonus Plan (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.36*†	Alloy, Inc. Fiscal 2008 Director Compensation Policy.

10.37*†	Alloy, Inc. Compensation Arrangements for Named Executive Officers for fiscal year ending January 31, 2009.

21.1*	Subsidiaries of Alloy, Inc.

23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ MATTHEW C. DIAMOND
Matthew C. Diamond Chairman of the Board and Chief Executive Officer

Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW C. DIAMOND Matthew C. Diamond	Chief Executive Officer and Chairman (Principal Executive Officer)	April 15, 2008

/s/ JOSEPH D. FREHE Joseph D. Frehe	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2008

/s/ JAMES K. JOHNSON, JR. James K. Johnson, Jr.	Director and Chief Operating Officer	April 15, 2008

/s/ ANTHONY N. FIORE Anthony N. Fiore	Director	April 15, 2008

/s/ SAMUEL A. GRADESS Samuel A. Gradess	Director	April 15, 2008

/s/ PETER M. GRAHAM Peter M. Graham	Director	April 15, 2008

/s/ JEFFREY HOLLENDER Jeffrey Hollender	Director	April 15, 2008

/s/ EDWARD A. MONNIER Edward A. Monnier	Director	April 15, 2008

/s/ RICHARD E. PERLMAN Richard E. Perlman	Director	April 15, 2008