Form 10-Q
period 2008-04-30
ALLOY INC
filed 2008-06-09
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2008, the registrant had 14,199,156 shares of common stock, $.01 par value per share, outstanding, excluding 1,365,125 shares of treasury stock.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,955	$12,270
Marketable securities	3,225	9,030
Accounts receivable, net of allowance for doubtful accounts of $2,174 and $1,971, respectively	29,754	32,530
Unbilled accounts receivable	9,988	8,164
Inventory	7,088	3,242
Other current assets	5,692	4,987

Total current assets	67,702	70,223
Fixed assets, net	23,465	20,199
Goodwill	50,111	50,111
Intangible assets, net	7,272	7,389
Other assets	973	494

Total assets	$149,523	$148,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,103	$10,717
Deferred revenue	11,537	11,956
Bank loan payable	4,000	4,000
Accrued expenses and other current liabilities	15,042	14,615

Total current liabilities	43,682	41,288
Senior convertible debentures	1,397	1,397
Other long-term liabilities	2,500	2,400

Total liabilities	47,579	45,085

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding, 15,564 and 15,377, respectively	155	152
Additional paid-in capital	446,437	445,406
Accumulated deficit	(328,667)	(327,098)

	117,925	118,460
Less treasury stock, at cost; 1,358 and 1,243 shares	(15,981)	(15,129)

Total stockholders’ equity	101,944	103,331

Total liabilities and stockholders’ equity	$149,523	$148,416

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2008	2007
	(Unaudited)
Revenues:
Services revenue	$43,353	$32,326
Product revenue	5,792	5,461

Total revenue	$49,145	$37,787
Cost of Goods Sold:
Costs of goods sold- services	$21,186	$17,361
Costs of goods sold- product	1,271	1,198

Total costs of goods sold	$22,457	$18,559
Expenses:
Operating	22,318	15,970
General and administrative	4,333	4,129
Depreciation and amortization (includes amortization of intangibles of $505, and $447, respectively)	1,470	1,017

Total expenses	28,121	21,116

Operating loss	(1,433)	(1,888)

Interest expense	(87)	(19)
Interest income	139	312
Loss before income taxes	(1,381)	(1,595)
Income taxes	(188)	(113)

Net loss	(1,569)	(1,708)

Basic and diluted net loss per share	$(0.12)	$(0.13)

Weighted average shares outstanding:
Basic	13,537	13,138

Diluted	13,537	13,138

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,569)	$(1,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	965	570
Amortization of intangible assets	505	447
Provision for losses on accounts receivable	510	(170)
Compensation charge for restricted stock and issuance of options	1,034	763
Changes in operating assets and liabilities:
Accounts receivable	442	(461)
Other assets	(5,030)	(3,504)
Accounts payable, accrued expenses, and other	2,494	2,935

Net cash used in operating activities	(649)	(1,128)

Cash Flows from Investing Activities
Capital expenditures	(4,231)	(1,149)
Acquisition of companies	—	1,312
Purchases of marketable securities	—	(8,345)
Proceeds from the sales and maturity of marketable securities	5,805	16,215
Purchase of domain name / mailing list / marketing rights	(388)	(810)

Net cash provided by investing activities	1,186	7,223

Cash Flows from Financing Activities
Issuance of common stock	—	528
Repurchase of common stock	(852)	(353)

Net cash (used in) provided by financing activities	(852)	175

Net change in cash and cash equivalents	(315)	6,270
Cash and cash equivalents:
Beginning of period	12,270	6,366
End of period	$11,955	$12,636

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

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (“fiscal 2007”).

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of consolidated operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform with the current presentation. The Company’s business is seasonal. The Company’s third quarter has historically been its most significant in terms of revenue and operating income. The majority of the Company’s revenues and operating income is earned during the third and fourth quarters of its fiscal year. The results of operations for the three month periods ended April 30, 2008 and 2007 are not necessarily indicative of the operating results for a full fiscal year.

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

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

Fair Value

The Company adopted the provisions of SFAS 157, Fair Value Measurements (“SFAS 157”) on February 1, 2008. SFAS 157 defines fair value, establishes a valuation framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities.

The Company’s financial assets consist of auction rate securities that must be measured under the new fair value standard. The Company does not have non-financial assets or liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

•	Level 1 – inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

•

Level 2 – inputs included quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates or yield curves etc.), inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

•	Level 3 – unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with fair value hierarchy described above, the following table shows the fair value of The Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at April 30, 2008.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Description	Classification	Value at April 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets	Auction rate securities	$3,225	$ —	$3,225	$ —

Total Assets		$3,225	$ —	$3,225	$ —

2. Net Earnings (Loss) Per Share

The Company calculates its loss per share under the provisions of SFAS 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires dual presentation of “basic” income (loss) and “diluted” income per share on the face of the statement of operations. In accordance with SFAS 128, basic income (loss) per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period.

The following table sets forth the computation of basic per share for the three months ended April 30, 2008 and April 30, 2007:

	Three months ended April 30,
	2008	2007
Basic
Numerator
Net loss	$(1,569)	$(1,708)
Denominator:
Weighted-average common shares
Weighted-average basic shares outstanding	13,537	13,138
Loss per basic share	$(0.12)	$(0.13)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company and therefore not included in the calculation of the weighted-average shares outstanding for basic loss per share. Certain items may not recalculate due to rounding differences.

The Company does not have diluted earnings per share calculation as the Company was in a net loss position in the first quarter of fiscal 2008 and the first quarter of fiscal 2007.

3. Stock-Based Compensation

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended April 30, 2008 and 2007 was $1,034 and $763, respectively, of which $359 and $468, respectively, were included in operating costs in the Statement of Operations, and $675 and $295, respectively, were included in general and administrative expenses in the Statement of Operations.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Stock Options

The weighted-average fair value of each option as of the grant date was $2.94 and $5.33 for the three months ended April 30, 2008 and 2007, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended April 30, 2008	Year Ended January 31, 2008
Risk-free interest rate	1.73%	4.66%
Expected lives (in years)	4.5	4.5
Expected volatility	46.2%	56.7%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the three-month period ended April 30, 2008:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 2008	1,778	$13.15
Options granted	551	7.37
Options exercised	—	—
Options forfeited or expired	(12)	11.08

Outstanding at April 30, 2008 (unaudited)	2,317	$11.79

Fully vested and exercisable at April 30, 2008 (unaudited)	1,210	$14.23

Available for future grants	1,134

The total intrinsic value of options exercised during the three-month period ended April 30, 2008 was $1.

Restricted Stock

The Company has awarded restricted shares of common stock to directors and certain employees. Certain of these awards are service-based and vest over periods of up to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. In the three-month period ended April 30, 2008, the Company awarded 187 restricted shares with a weighted-average life of three years and a fair market value of $1,402.

During the first quarter of fiscal 2008, the Company granted 29 restricted shares to each its Chief Executive Officer and its Chief Operating Officer which have specific market performance based vesting and will only vest if the Company’s stock achieves a certain market price. These shares are valued using the Monte Carlo valuation approach. Compensation expense recorded by the Company during the quarter was nominal due to the timing of the grant date.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Unearned compensation expense related to restricted stock grants at April 30, 2008 was $5,583. The expense is expected to be recognized over a weighted-average period of approximately 3.0 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended April 30, 2008 and 2007 was $588 and $382, respectively.

The following is a summary of restricted stock activity for the three-month period ended April 30, 2008:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2008	589	$11.46
Granted	187	7.47
Vested	(137)	12.91
Forfeited	(9)	11.74

Unvested at April 30, 2008 (unaudited)	630	$9.93

Warrants

At April 30, 2008, there were 267 warrants outstanding and exercisable with an average exercise price of $75.52 per share and a weighted average contractual term of 3.6 years.

4. Goodwill and Intangible Assets

Goodwilll

The acquired goodwill as of April 30, 2008 and January 31, 2008 are as follows:

	April 30, 2008	January 31, 2008
	(Unaudited)
Promotion	$23,414	$23,414
Media	22,742	22,742
Placement	3,955	3,955

Total	$50,111	$50,111

Intangibles

The acquired intangible assets as of April 30, 2008 and January 31, 2008 are as follows:

	Gross Carrying Amounts	Accumulated Amortization	Net
At April 30, 2008:
(Unaudited)
Amortizable intangible assets:
Client relationships	$6,202	$4,575	$1,627
Noncompetition agreements	1,863	1,415	448
Websites	550	533	17
Mailing lists	2,492	863	1,629
Marketing rights	175	29	146

	11,282	7,415	3,867
Indefinite-lived intangible assets:
Trademarks	3,405	—	3,405

Total intangible assets	$14,687	$7,415	$7,272

At January 31, 2008:
Amortizable intangible assets:

Client relationships	$10,373	$8,511	$1,862
Noncompetition agreements	4,196	3,721	475
Websites	1,450	1,427	23
Mailing lists	2,309	685	1,624

	18,328	14,344	3,984
Indefinite-lived intangible assets:
Trademarks	3,405	—	3,405

Total intangible assets	$21,733	14,344	$7,389

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

5. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Placement and Media segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation. At April 30, 2008 and January 31, 2008, there were $9,988 and $8,164, respectively, of unbilled receivables.

6. Detail of Certain Balance Sheet Accounts

	April 30, 2008	January 31, 2008
	(Unaudited)
Accrued expenses & other current liabilities
Accrued compensation and sales commissions	$5,191	$5,387
Program accrual (1)	4,022	3,543
Promotions accrual (2)	1,064	1,229
Other	4,765	4,456

	$15,042	$14,615

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.
(2)	The promotions accrual consists primarily of hourly outside labor costs and travel and expense related fees.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

7. Common Stock

Common Stock Transactions

During the first quarter of fiscal 2008, the Company repurchased 9 shares of its restricted stock from employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of the Company’s standard form of restricted stock agreement.

In addition, during the first quarter of fiscal 2008, employees surrendered to the Company approximately 44 shares of common stock to satisfy tax-withholding obligations.

Common Stock Transactions – Stock Repurchase Program

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2007, the Company repurchased 51 shares for approximately $457 under this plan. During the first quarter of fiscal 2008, the Company repurchased 71 shares for approximately $503 under this plan. At April 30, 2008, the Company had an unused authorization of approximately $6,057.

8. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended April 30,
	2008	2007
	(Unaudited)
Revenue:
Promotion	$15,752	$13,540
Media	19,896	10,416
Placement	13,497	13,831

Total revenue	$49,145	$37,787

Operating income (loss):
Promotion	$(675)	$(111)
Media	1,235	(325)
Placement	518	1,467
Corporate	(2,511)	(2,919)

Total operating loss	$(1,433)	$(1,888)

	At April 30, 2008	At January 31, 2008
	(Unaudited)
Total Assets:
Promotion	$38,554	$34,478
Media	68,003	64,750
Placement	19,323	21,262
Corporate	23,643	27,926

Total Assets	$149,523	$148,416

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

9. Supplemental Cash Flow Information

Supplemental information on cash flows is summarized as follows:

	Three Months Ended April 30,
	2008	2007
Non-cash investing and financing activities:
Issuance of common stock in conjunction with acquisitions	—	1,811

10. Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”), on February 1, 2007.

As of April 30, 2008, the Company’s total liability for unrecognized tax benefits, including the liability for interest and penalties described above was $1,184. During the three month period ended April 30, 2008 approximately $260 of unrecognized tax benefits was settled. The settlement approximated the original amount accrued.

During the three-month period ended April 30, 2008, the Company expensed approximately $38 of interest expense and penalties related to the unrecognized tax benefits.

The Company’s subsidiaries join in the filing of a United States federal consolidated income tax return. The United States federal statute of limitations remains open for the years 2003 onward. To the Company’s knowledge, it is not currently under examination by the Internal Revenue Service.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. During the three month period ended April 30, 2008, approximately $48 of unrecognized tax benefits was reversed due to expiring statutes.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

11. Credit Facility

At April 30, 2008, the Company was in default of the quick ratio financial ratio and covenant as well as the covenant limiting equity issuances and dispositions under its credit agreement with Bank of America, N.A. (the “Credit Facility”). The Company has received a waiver from Bank of America and has amended the Credit Facility to prevent further default with respect to such issues. Refer to Note 13 for further detail.

At April 30, 2008, the Company had $4,000 of outstanding borrowing on its Credit Facility. The loan’s maturity date was extended to July 30, 2008 at the three month LIBOR rate of interest. The Company’s total available borrowings under the Credit Facility totaled $20,750 at April 30, 2008. Interest expense related to the Credit Facility for the first quarter of fiscal 2008 totaled $65.

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

13. Subsequent Event

Credit Facility

At April 30, 2008, the Company was in default of the quick ratio financial ratio and covenant as well as the covenants limiting “dispositions” (as defined in the Credit Facility) and equity issuances under the Credit Facility. Subsequent to its first quarter fiscal 2008 close, the Company obtained a waiver from Bank of America with respect to these instances of default, and, to prevent further default, the Credit Facility was amended. The Company believes that it is currently in compliance with the Credit Facility covenants.

The Company entered into a waiver and amendment agreement to the Credit Facility as of May 22, 2008, which agreement restated the definition of “disposition” and allowed the Company to exclude all non cash special charges that were recorded during fiscal 2007 for purposes of calculating extraordinary charges. The amendment also increased the revolving loan from $15,000 to $25,000.

The Company also entered into a waiver and amendment agreement to the Credit Facility as of June 4, 2008. As part of this agreement, the Bank of America, N.A., waived the Company’s failure to comply with the quick ratio financial ratio for the fiscal quarter ended April 30, 2008. This agreement also amended the ratio of quick assets to current liabilities for each fiscal quarter from 1:35 to 1:00 to 1:10 to 1:00 for the fiscal quarters ending April 30th, and July 31st, and 1:35 to 1:00 for the fiscal quarters ending October 31st and January 31st, during the term of the Credit Facility. The agreement also waived any instances of default with respect to equity issuances under the Company’s 2007 Equity Compensation Plan through the date of such agreement and permits the Company to issue shares of its common stock under such plan going forward.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Channel One

In the Annual Report on Form 10-K for the fiscal year ended January 31, 2008, the Company identified a risk that it would not be able to file registration statements for the registration of securities until 2009, based on an accounting comment from the Staff of the SEC. This issue has been resolved in favor of the Company, in which the SEC indicated that the financial reports relating to its Channel One acquisition were complete, and there was no need to provide separate financial statements or pro forma financial statements for Channel One in the acquisition 8-KA filed on August 7, 2007. Therefore, there is no impediment to the Company filing a registration statement for the sale of it securities or for the resale of securities issued by the Company based on the Channel One acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Forward-Looking Statements” and elsewhere in this report and in Item 1A of Part I, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (“fiscal 2007”). Unless otherwise indicated, all dollar amounts presented are in thousands, except per share amounts.

Executive Summary

Alloy is a media and marketing services company that reaches targeted consumer segments using a diverse array of assets in interactive, display, direct mail, content production and educational programming businesses. We operate our business through three operating segments—Promotion, Media and Placement. Our Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our Alloy Marketing and Promotion business (“AMP”), on-campus marketing unit (“OCM”) and sampling business. Our Media segment is comprised of company-owned and represented entertainment media assets, including our display board, Internet, database, specialty print, educational programming, and entertainment businesses. Our Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize our wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming and college guides, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

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

In fiscal year ending January 31, 2009 (“fiscal 2008”), we intend to continue to expand our Media segment through acquisitions and internally generated growth, as we believe this segment provides the greatest opportunity to increase long-term profitability and shareholder value. We also intend to review ways we can continue to capitalize on the increases recognition of our Alloy Entertainment brand. In our Promotion and Placement segments, we plan to continue to try to maximize profitability through cost management, and to a lesser extent growth.

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

•

Comprehensive Database. As of April 30, 2008, our database contained information on millions of individuals. In addition to names and addresses, our database contains a variety of valuable information that may include age, postal address, stated interests, on-line behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties and marketing services, as well as through acquisitions of companies that have database information and by purchasing or licensing the information from third parties. We analyze this data in detail, which we believe enables us to not only offer advertisers cost-effective ways of reaching highly targeted audiences but also to improve response rates from our own direct marketing sales efforts.

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

Results of Operations and Financial Condition

	Three months ended April 30, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$9,960	$19,896	$13,497	—	$43,353
Product revenue	5,792	—	—	—	5,792

Total revenue	$15,752	$19,896	$13,497	—	$49,145
Cost of goods sold:
Cost of goods sold – services	$5,161	$5,925	$10,100	—	$21,186
Cost of goods sold – product	1,271	—	—	—	1,271

Total cost of goods sold	$6,432	$5,925	$10,100	—	$22,457
Expenses:
Operating	$8,557	$11,488	$2,153	$120	$22,318
General and administrative	1,218	184	719	2,212	4,333
Depreciation and amortization	220	1,064	7	179	1,470

Total expenses	$9,995	$12,736	$2,879	$2,511	$28,121

Operating (loss) income	$(675)	$1,235	$518	$(2,511)	$(1,433)

	Three months ended April 30, 2007 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$8,079	$10,416	$13,831	$—	$32,326
Product revenue	5,461	—	—	—	5,461

Total revenue	$13,540	$10,416	$13,831	$0	$37,787
Cost of goods sold:
Cost of goods sold – services	$3,799	$3,386	$10,176	—	$17,361
Cost of goods sold – product	1,198	—	—	—	1,198

Total cost of goods sold	$4,997	$3,386	$10,176	0	$18,559
Expenses:
Operating	$6,376	$6,766	$1,974	$854	$15,970
General and administrative	2,022	42	205	1,860	4,129
Depreciation and amortization	256	547	9	205	1,017

Total expenses	$8,654	$7,355	$2,188	$2,919	$21,116

Operating (loss) income	$(111)	$(325)	$1,467	$(2,919)	$(1,888)

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

Revenue

Revenue for the first quarter of fiscal 2008 was $49,145, an increase of $11,358, or 30.1%, from first quarter fiscal 2007 revenue of $37,787. Revenue in our Media and Promotions segments increased $9,480 and $2,212, respectively, which was offset by a decrease in revenue in our Placement segment of $334.

Promotion

Promotion segment revenue in the first quarter of fiscal 2008 was $15,752, an increase of approximately $2,212, or 16.3%, from revenue of $13,540 million in the first quarter of fiscal 2007. Revenue increased in our on-campus marketing, sampling and AMP Agency businesses.

Media

Media segment revenue in the first quarter of fiscal 2008 was $19,896, an increase of $9,480, or 91%, from revenue of $10,416 in the first quarter of fiscal 2007. This increase was a result of increases in revenue in our entertainment and interactive businesses, and both Channel One and Frontline revenue being included in first quarter of fiscal 2008 revenue.

Placement

Placement segment revenue in the first quarter of fiscal 2008 was $13,497, a decrease of $334, or 2.4%, from revenue of $13,831 in the first quarter of fiscal 2007. The decrease was primarily due to decreases in college, high school and military advertising and was slightly offset by an increase in multicultural advertising.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in the first quarter of fiscal 2008 was $6,432, an increase of $1,435, or 28.7% from cost of goods sold in the first quarter of fiscal 2007 of $4,997. The increase was primarily due to increased outside and temporary labor ($185) and production costs ($1,333) primarily in our AMP Agency business, which was offset by a decrease in travel and related costs ($248).

Media

Media segment cost of goods sold in the first quarter of fiscal 2008 was $5,925, an increase of $2,539, or 75.0%, from the first quarter fiscal 2007 cost of goods sold of $3,386. The increase was primarily due to increases in production costs ($507) and outside labor cost of goods sold ($645), increases in payroll ($750), and the inclusion of Channel One and Frontline.

Placement

Placement segment cost of goods sold expense in the first quarter of fiscal 2008 was $10,100, a decrease of $76, or 0.7%, from the first quarter of fiscal 2007 cost of goods sold of $10,176. The decrease is in direct proportion to the decrease in revenue.

Operating Expenses

Promotion

Promotion segment operating expenses in the first quarter of fiscal 2008 were $8,557, an increase of $2,181, or 34.2%, from operating expenses of $6,376 in the first quarter of fiscal 2007. The increase was primarily due to increases in payroll related costs ($699), facilities costs ($1,077), bad debt expense ($224) and general operating costs ($67).

Media

Media segment operating expenses in the first quarter of fiscal 2008 was $11,488, an increase of $4,722, or 69.7%, from operating expenses of $6,766 in the first quarter of fiscal 2007. The increase was primarily due to increases in temporary labor and consulting expenses ($348), payroll related costs ($2,269), maintenance expense ($1,239) related to Channel One’s operations, and depreciation expense ($427) due to increases in capital expenditures for Channel One.

Placement

Placement segment operating expenses in the first quarter of fiscal 2008 were $2,153, an increase of $179, or 9.1%, from operating expenses of $1,974 in the first quarter of fiscal 2007. The increase was primarily due to an increase in bad debt expense ($420) and payroll related costs ($417), which were partially offset by a decrease in facilities costs ($325).

Corporate

The Corporate segment operating expenses in the first quarter of fiscal 2008 were $120, a decrease of $734, or 85.9%, from operating expenses of $854, in the first quarter of fiscal 2007. The decrease was primarily due to decreases in information technology related spending ($306) and facilities costs ($182).

General and Administrative

Promotion

Promotion segment general and administrative expenses in the first quarter of fiscal 2008 were $1,218, a decrease of $804, or 39.7%, as compared to $2,022 in the first quarter of fiscal 2007. The decrease was primarily due to decreases in payroll related and general corporate expenses.

Media

Media segment general and administrative expenses in the first quarter of fiscal 2008 were $184, an increase of $142 as compared to general and administrative expenses of $42 in the first quarter of fiscal 2007. The increase was primarily due to increases in general corporate costs, facilities costs, payroll related expenses and stock based compensation.

Placement

Placement segment general and administrative expenses in the first quarter of fiscal 2008 was $719, an increase of $514, as compared to general and administrative expenses of $205 in the first quarter of fiscal 2007. The increase was primarily due to increases in payroll related costs ($72) and general corporate costs ($252).

Corporate

The Corporate segment general and administrative expenses in the first quarter of fiscal 2008 was $2,212, an increase of $352 or 18.9%, from general administrative expenses of $1,860 in the first quarter of fiscal 2007. The increase was primarily due to increases in consulting costs ($130), facilities costs and stock compensation expense ($60).

Liquidity and Capital Resources

Cash from Operations

Net cash used in operating activities was $649 during the first quarter of fiscal 2008 compared with net cash used in operating activities of $1,128 during the first quarter of fiscal 2007. The decrease in cash used in operating activities is principally attributable to our lower operating loss and an increase in noncash items totaling $1,980, which included depreciation and amortization and compensation expense, partially offset by changes in working capital of $2,094, mainly attributable to an increase in other assets.

Investing Activities

Cash provided by investing activities was approximately $1,186 during the first quarter of fiscal 2008 compared with cash provided by investing activities of approximately $7,223 during the first quarter of fiscal 2007. The decrease in cash provided by investing activities during the first quarter of fiscal 2008 was principally attributable to the decrease in proceeds from the sale and maturity of marketable securities partially offset by an increase in capital expenditures and purchases of mailing lists. The Company did not have any acquisitions in the first quarter of fiscal 2008 and did not purchase any new marketable securities.

Capital expenditures increased $3,082 to $4,231 in the first quarter of fiscal 2008 compared with $1,149 in the first quarter of fiscal 2007. A significant portion of these expenditures was related to capital expenditures for Channel One.

Our short-term investment portfolio was $3,225 in the first quarter of fiscal 2008 as compared with $13,275 in the first quarter of fiscal 2007. Depending upon our operating needs, we may liquidate portions of our portfolio.

Financing Activities

Net cash used in financing activities was $852 during the first quarter of fiscal 2008 compared with net cash provided by financing activities of $175 during the first quarter of fiscal 2007.

At April 30, 2008, we were in default of the quick ratio financial ratio and covenant as well as the covenant limiting equity issuances and dispositions under our credit agreement with Bank of America, N.A. (the “Credit Facility”). The Bank granted a waiver with respect to such instances of default and, to prevent further default, the Credit Facility was amended on each May 22, 2008 and June 4, 2008.

The May 22, 2008 waiver and amendment restated the definition of “disposition” and allowed us to exclude all non cash special charges that were recorded during fiscal 2007 for purposes of calculating extraordinary charges. The amendment also increased our revolving loan from $15,000 to $25,000.

The June 4, 2008 waiver and amendment revised the ratio of quick assets to current liabilities to be applied going forward from 1:35 to 1:00 to 1:10 to 1:00 for each fiscal quarter ending April 30, and July 31, and to 1:35 to 1:00 for each fiscal quarter ending October 31 and January 31, during the term of the Credit Facility. The amendment also allows us to issue up to 2,000 shares of our common stock under our 2007 Equity Compensation Plan. As part of the amendment, we also received a waiver from Bank of America, N.A., for our failure of the quick ratio financial ratio for the fiscal quarter ended April 30, 2008. As a result, we believe we are in compliance with our debt covenants.

At April 30, 2008, we have $4,000 of outstanding borrowing on the Credit Facility. The loan’s maturity date was extended to July 30, 2008. Our total available borrowings under the Credit Facility was $20,750 at April 30, 2008.

We continually project our anticipated cash requirements, which include our working capital needs, potential acquisitions and interest payments. Funding requirements may be financed primarily through our operations, the sale of equity, the use of our credit facility, or through equity-linked and debt securities. We believe that cash generated from operations and amounts available under our Credit Facility are adequate to meet our reasonably foreseeable operating and capital expenditure requirements. During fiscal 2008, we expect to spend approximately $10,000 to $12,000 in capital expenditures as we continue to build the infrastructure for Channel One and our remaining Media segment.

We believe our existing cash, cash equivalents and investments balances, together with anticipated cash flows from operations, should be sufficient to meet our working capital and operating requirements for at least the next twelve months.

If our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to raise additional capital or utilize our Credit Facility. Since we have $4,000 of outstanding borrowings, as described above, we are required to make quarterly interest payments and are subject to certain financial and other covenants. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of April 30, 2008, our unused repurchase authorization for our common stock was approximately $6,057.

As of April 30, 2008, Alloy had $3,225 in auction rate securities in its marketable securities portfolio, of which $2,525 were reinvested in February 2008 and March 2008, but experienced failed auctions of $700 in April 2008. We are currently attempting to liquidate all securities. We believe that these securities will liquidate over the next twelve months.

Critical Accounting Policies and Estimates

During the first three months of fiscal 2008, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for fiscal 2007, for additional information relating to our use of estimates and other critical accounting policies.

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

For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K for fiscal 2007 in Item 1A—Risk Factors and the risks discussed in this Quarterly Report.

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

In the Annual Report on Form 10-K for fiscal 2007, we identified a risk that we would not be able to file registration statements for the registration of securities until 2009, based on an accounting comment from the Staff of the SEC. This issue has been resolved in our favor, in which the SEC indicated that the financial reports relating to our Channel One acquisition were complete, and there was no need to provide separate financial statements or pro forma financial statements for Channel One in the acquisition 8-K/A filed on August 7, 2007. Therefore, there is no impediment to us filing a registration statement for the sale of our securities or for the resale of securities issued by us based on the Channel One acquisition.

The 6th risk factor of the Annual Report on Form 10-K for fiscal 2007, is hereby deleted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10 million of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2003, we repurchased 150,000 shares for approximately $3.0 million under this program. During fiscal 2007, we repurchased 51,000 shares for approximately $0.5 million under this plan. During the first quarter of fiscal 2008, we repurchased 71,000 shares for approximately $0.5 million under this plan. At April 30, 2008, we had an unused authorization of approximately $6.1 million.

The following table provides information with respect to purchases by the Company of shares of its common stock during the first quarter of fiscal 2008:

(Amounts in thousands, except per share amounts)

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
February-08	28	(1)	$7.80	—	$6,556
March-08	33	(2)	7.17	33	6,319
April-08	38	(2)	6.90	38	6,057
	9	(3)	0.01	—	6,057
	16	(1)	$7.24	—	6,057

Total	124			71	$6,057

(1)

Represent shares of common stock surrendered to us by our employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Stock Market on the date of the surrender.

(2)

In March 2008, we purchased 33 shares in the open market at an average price of $7.17. In April 2008, we purchased 38 shares in the open market at an average price of $6.90. These purchases occurred periodically throughout the months of March and April 2008.

(3)

Represents shares of unvested restricted stock repurchased from our employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of our standard form of restricted stock agreement.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Item 6.	Exhibits

(a) Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ Joseph D. Frehe
Joseph D. Frehe
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)
Date: June 9, 2008

EXHIBIT INDEX

10.1*	Second Amendment and Waiver to Credit Agreement by and among Alloy, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, dated as of May 22, 2008.

10.2*	Third Amendment and Waiver to Credit Agreement by and among Alloy, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, dated as of June 4, 2008.

10.3*†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (terms of grant subject to executive employment agreement or offer letter).

10.4*†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (terms of grant subject to market-based vesting and executive employment agreement or offer letter).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated June 9, 2008, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated June 9, 2008, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Management contract or compensatory plan or arrangement.