Form 10-Q
period 2008-07-31
ALLOY INC
filed 2008-09-08
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s common stock outstanding as of August 31, 2008 was 15,581,068, excluding treasury shares, 14,204,475 were outstanding.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,347	$12,270
Marketable securities	2,100	9,030
Accounts receivable, net of allowance for doubtful accounts of $1,595 and $1,971, respectively	27,858	32,530
Unbilled accounts receivable	7,390	8,164
Inventory	4,666	3,242
Other current assets	4,329	4,987

Total current assets	64,690	70,223
Fixed assets, net	23,466	20,199
Goodwill	50,125	50,111
Intangible assets, net	7,385	7,389
Other assets	452	494

Total assets	$146,118	$148,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,519	$10,717
Deferred revenue	15,094	11,956
Bank loan payable	—	4,000
Accrued expenses and other current liabilities	18,640	14,615

Total current liabilities	42,253	41,288
Senior convertible debentures	15	1,397
Other long-term liabilities	2,455	2,400

Total liabilities	44,723	45,085

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding: 15,580 and 15,377, respectively	155	152
Additional paid-in capital	447,624	445,406
Accumulated deficit	(330,092)	(327,098)

	117,687	118,460
Less treasury stock, at cost: 1,406 and 1,243 shares, respectively	(16,292)	(15,129)

Total stockholders’ equity	101,395	103,331

Total liabilities and stockholders’ equity	$146,118	$148,416

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Services revenue	35,743	$33,102	79,096	$65,428
Product revenue	18,357	18,564	24,149	24,025

Total revenue	$54,100	$51,666	$103,245	$89,453
Cost of Goods Sold:
Costs of goods sold- services	$18,101	$18,545	39,287	$35,906
Costs of goods sold- product	6,071	6,201	7,342	7,399

Total costs of goods sold	$24,172	$24,746	$46,629	$43,305
Expenses:
Operating	24,488	21,604	46,806	36,781
General and administrative	4,998	5,418	9,331	10,340
Depreciation and amortization**	1,578	1,337	3,048	2,354

Total expenses	31,064	28,359	59,185	49,475

Operating loss	(1,136)	(1,439)	(2,569)	(3,327)
Interest expense and other	(156)	(21)	(243)	(40)
Interest income	60	237	199	549

Loss before income taxes	(1,232)	(1,223)	(2,613)	(2,818)
Income taxes	(193)	(289)	(381)	(402)
Net loss	(1,425)	(1,512)	(2,994)	(3,220)

Basic and diluted net loss per share	($0.10)	($0.11)	($0.22)	($0.24)

Weighted average shares outstanding - basic and diluted	13,587	13,551	13,570	13,357

**	Includes amortization of intangibles of $473 and $448 for the three-month period ended July 31, 2008 and 2007, respectively. Includes amortization of intangibles of $978 and $895 for the six-month period ended July 31, 2008 and 2007, respectively.

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended July 31,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,994)	$(3,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,070	1,459
Amortization of intangible assets	978	895
Provision for losses on accounts receivable	210	(584)
Compensation charge for restricted stock and issuance of options	2,079	1,749
Changes in operating assets and liabilities:
Accounts receivable	5,222	1,375
Other assets	(724)	(510)
Accounts payable, accrued expenses, and other	5,020	3,385

Net cash provided by operating activities	11,861	4,549

Cash Flows from Investing Activities
Capital expenditures	(5,337)	(7,066)
Acquisition of companies	—	1,427
Purchases of marketable securities	—	(8,511)
Proceeds from the sales and maturity of marketable securities	6,930	16,215
Purchase of domain name / mailing list / marketing rights	(974)	(1,198)

Net cash provided by investing activities	619	867

Cash Flows from Financing Activities
Issuance of common stock	—	616
Repurchase of common stock	(1,163)	(547)
Payment for convertible debt	(1,240)	—
Payment of bank loan payable	(4,000)	—

Net cash (used in) provided by financing activities	(6,403)	69

Net change in cash and cash equivalents	6,077	5,485
Cash and cash equivalents:
Beginning of period	12,270	6,366

End of period	$18,347	$11,851

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. Business and Financial Statement Presentation

Alloy, Inc. (the “Company”) is a media and marketing services company that reaches targeted consumer segments using a diverse array of assets in interactive, display, direct mail, content production and educational programming businesses. The Company operates its business through three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes the Alloy Marketing and Promotions business and on-campus marketing and sampling divisions. The Media segment is comprised of company-owned and represented media assets, including the display board, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and college guides, giving the Company significant reach into the targeted demographic audience and providing its advertising clients with significant exposure to the intended market.

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

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of consolidated operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform with the current presentation. The Company’s third quarter has historically been its most significant in terms of revenue and operating income. The majority of the Company’s revenues and operating income is earned during the third and fourth quarters of its fiscal year. The results of operations for the three and six-month periods ended July 31 are not necessarily indicative of the operating results for a full fiscal year.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. The Company is currently evaluating the impact of adopting this statement on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the provisions of SFAS 162 and assessing the impact, if any, on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at July 31, 2008.

Description	Classification	Value at July 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets	Auction rate securities	$2,100	$—	$2,100	$—

Total Assets		$2,100	$—	$2,100	$—

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

The following table sets forth the computation of basic and diluted loss per share for the three and six-month periods ended July 31, 2008 and 2007 (unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Basic and Diluted
Numerator:
Net loss	$(1,425)	$(1,512)	$(2,994)	$(3,220)

Denominator:
Weighted-average common shares	14,200	14,015	14,183	13,821
Weighted-average common shares subject to repurchase	(613)	(464)	(613)	(464)

Weighted-average basic shares outstanding	13,587	13,551	13,570	13,357
Loss per basic and diluted share	$(0.10)	$(0.11)	$(0.22)	$(0.24)

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company and therefore not included in the calculation of the weighted-average shares outstanding for basic loss per share. Certain items may not recalculate due to rounding differences.

The Company does not have diluted earnings per share calculation as the Company was in a net loss position in the second quarter of fiscal 2008 and the second quarter of fiscal 2007.

3. Stock-Based Compensation

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended July 31, 2008 and 2007 was $1,040 and $986, respectively, of which $613 and $542, respectively, were included in operating costs in the Statement of Operations and $427 and $444, respectively, were included in general and administrative expenses in the Statement of Operations. For the six-month periods ended July 31, 2008 and 2007, the total stock-based compensation expense was $2,070 and $1,749, respectively, of which $1,284 and $1,018, respectively, were included in operating costs in the Statement of Operations and $786 and $731, respectively, were included in general and administrative expenses in the Statement of Operations.

Stock Options

The weighted-average fair value of each option as of the grant date was $3.05 and $5.22 for the six months ended July 31, 2008 and 2007, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended July 31, 2008	Year Ended January 31, 2008
Risk-free interest rate	1.75%	4.66%
Expected lives (in years)	4.5	4.5
Expected volatility	46.5%	56.7%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the six-month period ended July 31, 2008:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 2008	1,778	$13.15
Options granted	564	7.36
Options exercised	(1)	6.20
Options forfeited or expired	(17)	10.74

Outstanding at July 31, 2008 (unaudited)	2,324	$11.77

Fully vested and exercisable at July 31, 2008 (unaudited)	1,277	$13.97

Available for future grants	1,107

The total intrinsic value of options exercised during the six-month period ended July 31, 2008 was $1.

Restricted Stock

The Company has awarded restricted shares of common stock to directors and certain employees. Certain of these awards are service-based and vest over periods of up to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. In the three-month period ended July 31, 2008, the Company awarded 15 restricted shares with a weighted-average life of three years and a fair market value of $104.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

During the first quarter of fiscal 2008, the Company granted 29 restricted shares to each its Chief Executive Officer and its Chief Operating Officer which have specific market performance based vesting and will only vest if the Company’s stock achieves a certain market price. These shares are valued using the Monte Carlo valuation approach. For the three and six-month periods ended July 31, 2008, compensation expense attributable to the market-based restricted stock grants was $50, and $56, respectively.

Unearned compensation expense related to restricted stock grants at July 31, 2008 was $5,029. The expense is expected to be recognized over a weighted-average period of approximately 2.4 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended July 31, 2008 and 2007 was $647 and $572, respectively. For the six-month periods ended July 31, 2008 and 2007, total compensation expense attributable to restricted stock grants was $1,235 and $954, respectively.

The following is a summary of restricted stock activity for the six-month period ended July 31, 2008:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2008	589	$11.46
Granted	202	7.44
Vested	(168)	12.30
Forfeited	(11)	11.25

Unvested at July 31, 2008 (unaudited)	612	$9.87

Warrants

At July 31, 2008, there were 267 warrants outstanding and exercisable with an average exercise price of $75.52 per share and a weighted average contractual term of 3.3 years.

4. Goodwill and Intangible Assets

Goodwilll

The acquired goodwill as of July 31, 2008 and January 31, 2008 are as follows:

	July 31, 2008 (Unaudited)	Adjustments	January 31, 2008
Promotion	$23,414	$—	$23,414
Media	22,756	14	22,742
Placement	3,955	—	3,955

Total	$50,125	$14	$50,111

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Intangibles

The acquired intangible assets as of July 31, 2008 and January 31, 2008 are as follows:

	Gross Carrying Amounts	Accumulated Amortization	Net
At July 31, 2008:
(Unaudited)
Amortizable intangible assets:
Client relationships	$6,202	$4,781	$1,421
Noncompetition agreements	1,863	1,443	420
Websites	590	541	49
Mailing lists	3,036	1,077	1,959
Marketing rights	175	44	131

Total intangible assets subject to amortization	11,866	7,886	3,980
Indefinite-lived intangible assets:
Trademarks	3,405	—	3,405

Total intangible assets	$15,271	$7,886	$7,385

At January 31, 2008:
Amortizable intangible assets:
Client relationships	$10,373	$8,511	$1,862
Noncompetition agreements	4,196	3,721	475
Websites	1,450	1,427	23
Mailing lists	2,309	685	1,624

Total intangible assets subject to amortization	18,328	14,344	3,984
Indefinite-lived intangible assets:
Trademarks	3,405	—	3,405

Total intangible assets	$21,733	14,344	$7,389

5. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Placement and Media segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation. At July 31, 2008 and January 31, 2008, there were $7,390 and $8,164, respectively, of unbilled receivables.

6. Detail of Certain Balance Sheet Accounts

	July 31, 2008	January 31, 2008
	(Unaudited)
Accrued expenses & other current liabilities
Accrued compensation and sales commissions	$5,740	$5,387
Program accrual (1)	5,350	3,543
Promotions accrual (2)	732	1,229
Other	6,818	4,456

	$18,640	$14,615

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.

(2)	The promotions accrual consists primarily of hourly outside labor costs and travel and expense related fees.

7. Common Stock

Common Stock Transactions

During the second quarter of fiscal 2008, the Company repurchased 2 shares of its restricted stock from employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of the Company’s standard form of restricted stock agreement.

In addition, during the second quarter of fiscal 2008, employees surrendered to the Company approximately 10 shares of common stock to satisfy tax-withholding obligations.

Common Stock Transactions – Stock Repurchase Program

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2007, the Company repurchased 51 shares for approximately $457 under this plan. During the first half of fiscal 2008, the Company repurchased 107 shares for approximately $746 under this plan. At July 31, 2008, the Company had an unused authorization of approximately $5,813.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

8. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenue:
Promotion	$27,733	$28,250	$43,485	$41,790
Media	17,257	14,013	37,153	24,429
Placement	9,110	9,403	22,607	23,234

Total revenue	$54,100	$51,666	$103,245	$89,453

Operating income (loss):
Promotion	$3,702	$4,105	$3,027	$3,994
Media	(2,223)	(3,118)	(988)	(3,443)
Placement	564	797	1,082	2,264
Corporate	(3,179)	(3,223)	(5,690)	(6,142)

Total operating loss	$(1,136)	$(1,439)	$(2,569)	$(3,327)

	At July 31, 2008	At January 31, 2008
	(Unaudited)
Total Assets:
Promotion	$33,749	$34,478
Media	67,990	64,750
Placement	17,244	21,262
Corporate	27,135	27,926

Total Assets	$146,118	$148,416

9. Supplemental Cash Flow Information

Supplemental information on cash flows is summarized as follows:

	Six Months Ended July 31,
	2008	2007
Non-cash investing and financing activities:
Issuance of common stock in conjunction with acquisitions	—	$1,811
Issuance of common stock pursuant to Sconex earn-out agreement	—	$788

10. Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”), on February 1, 2007.

As of July 31, 2008, the Company’s total liability for unrecognized tax benefits, including the liability for interest and penalties was $1,201. During the six month period ended July 31, 2008 approximately $260 of unrecognized tax benefits was settled. The settlement approximated the original amount accrued.

During the three–month and six-month periods ended July 31, 2008, the Company expensed approximately $16 and $54, respectively, of interest expense and penalties related to the unrecognized tax benefits.

The Company’s subsidiaries join in the filing of a United States federal consolidated income tax return. The United States federal statute of limitations remains open for the years 2003 onward. To the Company’s knowledge, it is not currently under examination by the Internal Revenue Service.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. During the six month period ended July 31, 2008, approximately $48 of unrecognized tax benefits was reversed due to expiring statutes.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

11. Convertible Senior Debentures

At July 31, 2008, the Company had $15 of long-term debt outstanding attributable to its 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”). The fair value of the Convertible Debentures is estimated based on quoted market prices. At July 31, 2008, the fair value of the Convertible Debentures was approximately $15.

Convertible Debenture Conversions

In July 2008, Alloy entered into an agreement with a holder of its Debentures, pursuant to which such holder agreed to convert approximately $1,382 face amount of their Debentures, through a combination of cash paid by the Company and 83 shares of dELiA*s, Inc. common stock. The cash paid by the Company related to the face amount of the Debentures totaled $1,240. Alloy also paid the holder a cash premium for agreeing to convert their Debentures. Accordingly, the Company recorded an expense during the second quarter of fiscal 2008 of approximately $79 related to this conversion. The Company’s additional paid-in capital also increased by $142 as a result of the conversion, which was determined by using the closing price of the dELiA*s Inc. shares on July 28, 2008 ($1.73).

12. Credit Facility

On July 28, 2008, the Company paid the entire balance due on its $4,000 of outstanding borrowings on its credit agreement with Bank of America, N.A. (the “Credit Facility”). Interest expense paid for the three and six-months ended July 31, 2008 was $29 and $94, respectively. The Company’s available borrowings under the Credit Facility totaled $24,750 at July 31, 2008.

13. Litigation

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

A variety of factors influence our revenue, including but not limited to: (i) economic conditions and the relative strength or weakness of the United States economy, the latter of which may impact our Placement and Promotion segments, as customers currently experience budgetary constraints and modify their spending plans, (ii) advertiser and consumer spending patterns, (iii) the value of our consumer brands and database, (iv) the continued perception by our advertisers and sponsors that we offer effective marketing solutions, (v) use of our websites, and (vi) competitive and alternative advertising mediums. In addition, our business is seasonal. Our third quarter has historically been our most significant in terms of revenue and operating income. The majority of our revenues and operating income is earned during the third and fourth quarters of our fiscal year. Quarterly comparisons are affected by these factors.

In fiscal year ending January 31, 2009 (“fiscal 2008”), we intend to continue to expand our Media segment through acquisitions and internally generated growth, as we believe this segment provides the greatest opportunity to increase long-term profitability and shareholder value. We also intend to review ways we can continue to capitalize on the increased recognition of our Alloy Entertainment brand. In our Promotion and Placement segments, we plan to continue to try to maximize profitability through cost management, and to a lesser extent growth.

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

•

Comprehensive Database. As of July 31, 2008, our database contained information on millions of individuals. In addition to names and addresses, our database contains a variety of valuable information that may include age, postal address, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties and marketing services, as well as through acquisitions of companies that have database information and by purchasing or licensing the information from third parties. We analyze this data in detail, which we believe enables us to not only offer advertisers cost-effective ways of reaching highly targeted audiences but also to improve response rates from our own direct marketing sales efforts.

•

Established Marketing Franchises. Our principal marketing franchises are well-known by market consumers and by advertisers. For advertisers, Alloy Media + Marketing, the umbrella name for all of our media and marketing brands, and many of our company-owned brands, have a history in creating and implementing advertising and marketing programs primarily targeting the youth market.

•

Strong Relationship with Advertisers and Marketing Partners. We strive to provide advertisers and our marketing partners with highly targeted, measurable and effective means to reach their target market. Our seasoned advertising sales force has established strong relationships with youth marketers.

Results of Operations and Financial Condition

The principal components of our operating expenses are placement, production and distribution costs (including ad placement fees, catalog and signage fees, temporary help and production costs), selling expenses (including personnel costs, commissions, promotions and bad debt expenses), general and administrative expenses, depreciation and amortization and special charges. Our Promotion and Placement segments have significant variable costs, while the costs of the Media segment’s costs are largely fixed in nature. As a result, an increase or decrease in revenue attributable to the Promotion and Placement segments typically results in segment operating income increasing or decreasing by a similar percentage. While the Media segment has relatively low variable costs, we have recently incurred additional expenses specifically related to building and upating the infrastructure within our Media segment. As a result, our operating income is not as predictable as our Promotion and Placement segments described above.

Three Months Ended July 31, 2008 Compared with Three Months Ended July 31, 2007

	Three months ended July 31, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$9,376	$17,257	$9,110	—	$35,743
Product revenue	18,357	—	—	—	18,357

Total revenue	$27,733	$17,257	$9,110	—	$54,100
Cost of goods sold:
Cost of goods sold – services	$4,751	$6,599	$6,751	—	$18,101
Cost of goods sold – product	6,071	—	—	—	6,071

Total cost of goods sold	$10,822	$6,599	$6,751	—	$24,172
Expenses:
Operating	$11,387	$11,672	$1,252	$177	$24,488
General and administrative	1,624	79	535	2,760	4,998
Depreciation and amortization	198	1,130	8	242	1,578

Total expenses	$13,209	$12,881	$1,795	$3,179	$31,064

Operating income (loss)	$3,702	$(2,223)	$564	$(3,179)	$(1,136)

	Three months ended July 31, 2007 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$9,686	$14,013	$9,403	—	$33,102
Product revenue	18,564	—	—	—	18,564

Total revenue	$28,250	$14,013	$9,403	—	$51,666
Cost of goods sold:
Cost of goods sold – services	$5,467	$6,069	$7,009	—	$18,545
Cost of goods sold – product	6,201	—	—	—	6,201

Total cost of goods sold	$11,668	$6,069	$7,009	—	$24,746
Expenses:
Operating	$10,658	$9,936	$832	$178	$21,604
General and administrative	1,598	274	756	2,790	5,418
Depreciation and amortization	221	852	9	255	1,337

Total expenses	$12,477	$11,062	$1,597	$3,223	$28,359

Operating income (loss)	$4,105	$(3,118)	$797	$(3,223)	$(1,439)

Revenue

Revenue in the second quarter of fiscal 2008 was $54,100, an increase of $2,434, or 4.7%, from revenue of $51,666 in the second quarter fiscal 2007. Revenue in our Media segment increased $3,244, which was offset by a decrease in revenue in our Promotion and Placement segments of $517 and $293, respectively.

Promotion

Promotion segment revenue in the second quarter of fiscal 2008 was $27,733, a decrease of $517, or 1.8%, from revenue of $28,250 million in the second quarter of fiscal 2007. Revenue decreased in the Company’s AMP Agency and OCM businesses ($800), which was partially offset by an increase in the sampling business ($300).

Media

Media segment revenue in the second quarter of fiscal 2008 was $17,257, an increase of $3,244, or 23.1%, from revenue of $14,013 in the second quarter of fiscal 2007. Revenue increased in our interactive, display board, entertainment and Channel One businesses ($3,885) offset by a decrease in our print catalog business ($500).

Placement

Placement segment revenue in the second quarter of fiscal 2008 was $9,110, a decrease of $293, or 3.1%, from revenue of $9,403 in the second quarter of fiscal 2007. The decrease was primarily due to decreases in military and broadcast advertising offset by increases in multicultural advertising.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in the second quarter of fiscal 2008 was $10,822, a decrease of $846, or 7.3% from cost of goods sold of $11,668 in the second quarter of fiscal 2007. The decrease was primarily due to decreases in production costs ($318), primarily in our AMP business, payroll ($245), travel-related costs ($77), and temporary labor ($75).

Media

Media segment cost of goods sold in the second quarter of fiscal 2008 was $6,599, an increase of $530, or 8.7%, from cost of goods sold of $6,069 in the second quarter fiscal 2007. The increase was primarily due to increases in production costs ($670) offset by decreases in payroll ($35), temporary labor ($104) and travel and related costs ($24).

Placement

Placement segment cost of goods sold expense in the second quarter of fiscal 2008 was $6,751, a decrease of $258, or 3.7%, from the second quarter of fiscal 2007 cost of goods sold of $7,009. The decrease is in direct proportion to the decrease in revenue.

Operating Expenses

Promotion

Promotion segment operating expenses in the second quarter of fiscal 2008 were $11,387, an increase of $729, or 6.8%, from operating expenses of $10,658 in the second quarter of fiscal 2007. The increase was primarily due to increases in payroll related costs ($421), facilities costs ($274), and general corporate costs ($55), offset by a decrease in bad debt expense ($88) and general operating costs ($67).

Media

Media segment operating expenses in the second quarter of fiscal 2008 was $11,672, an increase of $1,736, or 17.5%, from operating expenses of $9,936 in the second quarter of fiscal 2007. The increase was primarily due to increases in temporary labor and consulting expenses ($255), payroll related costs ($1,414), and depreciation expense ($239) offset by decreases in maintenance expense ($240).

Placement

Placement segment operating expenses in the second quarter of fiscal 2008 were $1,252, an increase of $420, or 50.5%, from operating expenses of $832 in the second quarter of fiscal 2007. The increase was primarily due to an increase in bad debt expense ($162) and payroll related costs ($216).

Corporate

The Corporate segment operating expenses in the second quarter of fiscal 2008 were $177, a decrease of $1, or 0.6%, from operating expenses of $178, in the second quarter of fiscal 2007. The expenses remained consistent for the periods presented.

General and Administrative

Promotion

Promotion segment general and administrative expenses in the second quarter of fiscal 2008 were $1,624, an increase of $26, or 1.6%, as compared to $1,598 in the second quarter of fiscal 2007. The expenses remained consistent for the periods presented.

Media

Media segment general and administrative expenses in the second quarter of fiscal 2008 were $79, a decrease of $195, or 71.2%, as compared to general and administrative expenses of $274 in the second quarter of fiscal 2007. The decrease was primarily due to decreases in general corporate and facilities costs ($23), and stock based compensation ($47).

Placement

Placement segment general and administrative expenses in the second quarter of fiscal 2008 was $535, a decrease of $221, or 29.2%, as compared to general and administrative expenses of $756 in the second quarter of fiscal 2007. The decrease was primarily due to decreases in general corporate costs.

Corporate

The Corporate segment general and administrative expenses in the second quarter of fiscal 2008 was $2,760, a decrease of $30 or 1.1%, from general administrative expenses of $2,790 in the second quarter of fiscal 2007. The expenses remained consistent for the periods presented.

Six Months Ended July 31, 2008 Compared with Six Months Ended July 31, 2007

	Six months ended July 31, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$19,336	$37,153	$22,607	—	$79,096
Product revenue	24,149	—	—	—	24,149

Total revenue	$43,485	$37,153	$22,607	—	$103,245
Cost of goods sold:
Cost of goods sold – services	$9,912	$12,524	$16,851	—	$39,287
Cost of goods sold – product	7,342	—	—	—	7,342

Total cost of goods sold	$17,254	$12,524	$16,851	—	$46,629
Expenses:
Operating	$19,944	$23,160	$3,405	$297	$46,806
General and administrative	2,842	263	1,254	4,972	9,331
Depreciation and amortization	418	2,194	15	421	3,048

Total expenses	$23,204	$25,617	$4,674	$5,690	$59,185

Operating income (loss)	$3,027	$(988)	$1,082	$(5,690)	$(2,569)

	Six months ended July 31, 2007 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$17,765	$24,428	$23,235	$—	$65,428
Product revenue	24,025	—	—	—	24,025

Total revenue	$41,790	$24,428	$23,235	$—	$89,453
Cost of goods sold:
Cost of goods sold – services	$9,266	$9,455	$17,185	—	$35,906
Cost of goods sold – product	7,399	—	—	—	7,399

Total cost of goods sold	$16,665	$9,455	$17,185	—	$43,305
Expenses:
Operating	$17,951	$16,902	$1,521	$407	$36,781
General and administrative	2,703	115	2,247	5,275	10,340
Depreciation and amortization	477	1,399	18	460	2,354

Total expenses	$21,131	$18,416	$3,786	$6,142	$49,475

Operating income (loss)	$3,994	$(3,443)	$2,264	$(6,142)	$(3,327)

Revenue

Revenue for the six-months ended July 31, 2008 was $103,245, an increase of $13,792, or 15.4%, from revenue of $89,453 for the six-months ended July 31, 2007. Revenue in our Media and Promotions segments increased $12,725 and $1,695, respectively, which was offset by a decrease in revenue in our Placement segment of $628.

Promotion

Promotion segment revenue for the six-months ended July 31, 2008 was $43,485, an increase of approximately $1,695, or 4.1%, from revenue of $41,790 million for the six-months ended July 31, 2007. The increase was a result of increased revenue in our OCM ($125), sampling ($1,160) and AMP businesses ($400).

Media

Media segment revenue for the six-months ended July 31, 2008 was $37,153, an increase of $12,725, or 52.1%, from revenue of $24,428 for the six-months ended July 31, 2007. This increase was a result of increases in revenue in our entertainment ($1,657), Channel One ($5,032), interactive ($598), and display board businesses ($5,087).

Placement

Placement segment revenue for the six-months ended July 31, 2008 was $22,607, a decrease of $628, or 2.7%, from revenue of $23,235 for the six-months ended July 31, 2007. The decrease was primarily due to decreases in college, military, and broadcast advertising ($1,884), partially offset by an increase in multicultural advertising ($1,256).

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold for the six-months ended July 31, 2008 was $17,254, an increase of $589, or 3.5% from cost of goods sold of $16,665 for the six-months ended July 31, 2007. The increase was primarily due to increased production costs ($1,287) primarily in our AMP business, which was offset by a decrease in payroll ($566) and travel related costs ($149).

Media

Media segment cost of goods sold for the six-months ended July 31, 2008 were $12,524, an increase of $3,069, or 32.5%, from cost of goods sold of $9,455 for the six-months ended July 31, 2007. The increase was primarily due to increases in production costs ($3,130) and increases in payroll ($135), partially offset by a decrease in temporary labor costs ($169) and travel related costs ($36).

Placement

Placement segment cost of goods sold for the six-months ended July 31, 2008 was $16,851, a decrease of $334, or 1.9%, from cost of goods sold of $17,185 for the six-months ended July 31, 2007. The decrease was primarily due to a decrease in marketing fees ($331).

Operating Expenses

Promotion

Promotion segment operating expenses for the six-months ended July 31, 2008 were $19,944, an increase of $1,993, or 11.1%, from operating expenses of $17,951 for the six months ended July 31, 2007. The increase was primarily due to increases in payroll related costs ($1,120), facilities costs ($617), general operating costs ($180), and bad debt expense ($136), partially offset by a decrease in travel related costs ($91).

Media

Media segment operating expenses for the six-months ended July 31, 2008 was $23,160, an increase of $6,258, or 37.0%, from operating expenses of $16,902 for the six-months ended July 31, 2007. The increase was primarily due to increases in payroll related costs ($3,165), maintenance expense ($1,440), consulting expenses ($800), and depreciation expense ($667).

Placement

Placement segment operating expenses for the six-months ended July 31, 2008 were $3,405, an increase of $1,884 from operating expenses of $1,521 for the six-months ended July 31, 2007. The increase was primarily due to an increase in payroll related costs ($633), bad debt expense ($583), and sales costs ($417).

Corporate

The Corporate segment operating expenses for the six-months ended July 31, 2008 were $297, a decrease of $110, or 27.0%, from operating expenses of $407 for the six-months ended July 31, 2007. The decrease was primarily due to a decrease information technology related spending ($296), partially offset by an increase in payroll related costs ($121).

General and Administrative

Promotion

Promotion segment general and administrative expenses for the six-months ended July 31, 2008 were $2,842, an increase of $139, or 5.1%, as compared to $2,703 for the six-months ended July 31, 2007. The increase was primarily due to increases in general corporate expenses.

Media

Media segment general and administrative expenses for the six-months ended July 31, 2008 were $263, an increase of $148 as compared to general and administrative expenses of $115 in for the six-months ended July 31, 2007. The increase was primarily due to payroll related expenses and stock based compensation ($116).

Placement

Placement segment general and administrative expenses for the six-months ended July 31, 2008 was $1,254, a decrease of $993, or 44.2% as compared to general and administrative expenses of $2,247 for the six-months ended July 31, 2007. The decrease was primarily due to decreases in general corporate costs, offset by increases in payroll related costs ($9).

Corporate

The Corporate segment general and administrative expenses for the six-months ended July 31, 2008 was $4,972, a decrease of $303 or 5.7%, from general administrative expenses of $5,275 for the six-months ended July 31, 2007. The decrease was primarily due to decreases in professional services ($228) and medical benefits expense ($78).

Liquidity and Capital Resources

Cash from Operations

Net cash provided by operating activities was $11,861 for the six months ended July 31, 2008 compared with net cash provided by operating activities of $4,549 for the six months ended July 31, 2007. The increase in cash provided by operating activities is principally attributable to a decrease in our net operating loss, a lower accounts receivable balance due to improved collections, and an increase in accounts payable.

Investing Activities

Cash provided by investing activities was approximately $619 during the six months ended July 31, 2008 compared with cash provided by investing activities of $867 during the six months ended July 31, 2007. The decrease in cash provided by investing activities during the first half of fiscal 2008 was principally attributable to the decrease in proceeds from the sale and maturity of marketable securities, the acquisition of companies, and a decrease in capital expenditures.

Capital expenditures decreased $1,729 to $5,337 in the six months ended July 31, 2008 compared with $7,066 in the six months ended July 31, 2007 primarily due to the completion of the capital expenditure for the digital upgrades to Channel One’s infrastructure.

Our short-term investment portfolio was $2,100 in the six months ended July 31, 2008 as compared with $13,441 in the six months ended July 31, 2007. Depending upon our operating needs, we may liquidate portions of our portfolio.

Financing Activities

Net cash used in financing activities was $6,403 during the six months ended July 31, 2008 compared with net cash provided by financing activities of $69 during the six months ended July 31, 2007. The use of cash for financing activities during the six months ended July 31, 2008 was principally attributable to the payment of the $4.0 million balance owed on the Credit Facility, and the remaining principal due on our convertible debt.

We continually project our anticipated cash requirements, which include our working capital needs, potential acquisitions and interest payments. Funding requirements may be financed primarily through our operations, the sale of equity, the use of our credit facility, or through equity-linked and debt securities. We believe that cash generated from operations and amounts available under our Credit Facility are adequate to meet our reasonably foreseeable operating and capital expenditure requirements. During fiscal 2008, we expect to spend approximately $10,000 to $12,000 in capital expenditures as we continue to expand our Media segment.

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

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of July 31, 2008, our unused repurchase authorization for our common stock was approximately $5,813.

As of July 31, 2008, Alloy had $2,100 in auction rate securities in its marketable securities portfolio, of which $1,400 were reinvested in May 2008 and June 2008 but experienced failed auctions of $700 in July 2008. We are currently attempting to liquidate all securities. We believe that these securities will liquidate over the next six months. In August 2008, we were able to liquidate $775 of auction rate securities. At September 1, 2008, our remaining balance of auction rate securities was approximately $1.3 million.

Critical Accounting Policies and Estimates

During the first six months of fiscal 2008, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for fiscal 2007, for additional information relating to our use of estimates and other critical accounting policies.

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

See our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 for a discussion of risk factors related to our business. As discussed in our Form 10-Q filed for the period ended April 30, 2008, risk factor # 6 of the Annual Report on Form 10-K for fiscal 2007 is no longer applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (Amounts in thousands, except per share amounts)

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10,000 of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2003, we repurchased 150 shares for approximately $3,000 under this program. During fiscal 2007, we repurchased 51 shares for approximately $500 under this plan. During the six-months ended July 31, 2008, we repurchased 107 shares for approximately $700 under this plan. At July 31, 2008, we had an unused authorization of approximately $5,813.

The following table provides information with respect to purchases by the Company of shares of its common stock during the three-month period ended July 31, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
May-08	7 (2)	$6.94	7	$6,008
June-08	4 (1)	7.61	—	6,008
	2 (3)	0.01	—	6,008
July-08	6 (1)	7.20	—	6,008
	29 (2)	$6.74	29	5,813

Total	48		36	$5,813

(1)

Represents shares of common stock surrendered to us by our employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Stock Market on the date of the surrender.

(2)

In May 2008, we purchased 7 shares in the open market at an average price of $6.94. In July 2008, we purchased 29 shares in the open market at an average price of $6.74. These purchases occurred periodically throughout the months of May and July 2008.

(3)

Represents shares of unvested restricted stock repurchased from our employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of our standard form of restricted stock agreement.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders (the “2008 Annual Meeting”) on July 17, 2008. At the 2008 Annual Meeting, our stockholders voted in favor of the proposal to elect Matthew C. Diamond, James K. Johnson, Jr., and Richard E. Perlman as directors to serve until the Annual Meeting of Stockholders to be held in 2011 and until their successors are duly elected and qualified, with 12,583,613 votes cast for and 965,480 votes withheld or abstentions for Mr. Diamond; with 12,620,646 votes cast for and 928,447 votes withheld or abstentions for Mr. Johnson; and with 13,231,282 votes cast for and 317,811 votes withheld or abstentions for Mr. Perlman. The term of each of the other directors of the Company, namely Peter M. Graham, Edward A. Monnier, Samuel A. Gradess, Jeffrey Hollender and Anthony N. Fiore, continued after the 2008 Annual Meeting. Also, at the 2008 Annual Meeting, our stockholders voted: (i) to ratify and confirm the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending January 31, 2009, with 13,406,237 votes for, 31,062 votes against and 111,794 abstentions on the proposal; and (ii) to approve the adoption of the Alloy, Inc. Executive Incentive Bonus Plan, with 9,361,114 votes for, 1,674,437 votes against and 830,287 abstentions on the proposal. Subsequent to the 2008 Annual Meeting, Mr. Johnson voluntarily resigned as a director with his term expiring in the 2011 class of directors and was appointed to the class of directors coming up for re-election in 2009, thereby reducing the 2011 class of directors from three to two persons and increasing the 2009 class of directors from two to three persons. Mr. Johnson’s resignation and reappointment were effective simultaneously on July 18, 2008.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

(a) Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ Joseph D. Frehe
Joseph D. Frehe
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer) Date: September 8, 2008

EXHIBIT INDEX

EXHIBIT NUMBER

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated September 8, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated September 8, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.