Form 10-Q
period 2008-10-31
ALLOY INC
filed 2008-12-08
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s common stock outstanding as of November 28, 2008 was 15,581,068, or 13,672,683 excluding treasury shares.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,063	$12,270
Marketable securities	—	9,030
Accounts receivable, net of allowance for doubtful accounts of $1,777 and $1,971, respectively	35,958	32,530
Unbilled accounts receivable	12,848	8,164
Inventory	3,370	3,242
Other current assets	4,069	4,987

Total current assets	77,308	70,223
Fixed assets, net	23,477	20,199
Goodwill	50,125	50,111
Intangible assets, net	8,125	7,389
Other assets	1,863	494

Total assets	$160,898	$148,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,574	$10,717
Deferred revenue	14,310	11,956
Bank loan payable	—	4,000
Accrued expenses and other current liabilities	18,261	14,615

Total current liabilities	49,145	41,288
Senior convertible debentures	—	1,397
Other long-term liabilities	2,449	2,400

Total liabilities	51,594	45,085

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding: 15,582 and 15,377, respectively	155	152
Additional paid-in capital	448,630	445,406
Accumulated deficit	(320,992)	(327,098)

	127,793	118,460
Less treasury stock, at cost: 1,773 and 1,243 shares, respectively	(18,489)	(15,129)

Total stockholders’ equity	109,304	103,331

Total liabilities and stockholders’ equity	$160,898	$148,416

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Services revenue	$59,434	$56,442	$138,530	$121,870
Product revenue	10,473	10,076	34,622	34,101

Total revenue	69,907	66,518	173,152	155,971

Costs of Revenue:
Cost of services	28,751	30,066	68,038	65,972
Cost of products sold	2,973	3,115	10,315	10,514

Total costs of revenue	31,724	33,181	78,353	76,486

Expenses:
Operating	22,994	20,455	69,800	57,236
General and administrative	4,335	4,435	13,666	14,775
Depreciation and amortization**	1,621	1,409	4,669	3,763

Total expenses	28,950	26,299	88,135	75,774

Operating income	9,233	7,038	6,664	3,711

Interest expense and other	89	(24)	(154)	(64)
Interest income	83	282	282	831

Income before income taxes	9,405	7,296	6,792	4,478
Income taxes	(305)	(408)	(686)	(810)

Income before extraordinary item	9,100	6,888	6,106	3,668
Extraordinary gain	—	5,500	—	5,500

Net income	$9,100	$12,388	$6,106	$9,168

Basic net earnings per share:
Income before extraordinary item	$0.68	$0.51	$0.45	$0.27
Extraordinary gain	—	0.40	—	0.41

Basic net earnings per share	$0.68	$0.91	$0.45	$0.68

Diluted net earnings per share:
Income before extraordinary item	$0.67	$0.50	$0.44	$0.27
Extraordinary gain	—	0.40	—	0.40

Diluted net earnings per share:	$0.67	$0.90	$0.44	$0.67

Weighted average shares outstanding:
Basic	13,464	13,568	13,546	13,419

Diluted	13,653	13,750	13,750	13,654

**	Includes amortization of intangibles of $513 and $419 for the three month period ended October 31, 2008 and 2007, respectively. Includes amortization of intangibles of $1,491 and $1,314 for the nine month period ended October 31, 2008 and 2007, respectively.

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended October 31,
	2008	2007
	Unaudited	Unaudited
Cash Flows from Operating Activities
Net income	$6,106	$9,168
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	—	(5,500)
Depreciation and amortization of fixed assets	3,178	2,449
Amortization of intangible assets	1,491	1,314
Provision for losses on accounts receivable	374	(641)
Compensation charge for restricted stock and issuance of options	3,085	2,636
Changes in operating assets and liabilities:
Accounts receivable	(4,354)	(14,135)
Inventory and other assets	760	714
Accounts payable, accrued expenses, and other	4,112	6,504

Net cash provided by operating activities	14,752	2,509

Cash Flows from Investing Activities
Capital expenditures	(6,432)	(8,166)
Acquisition of companies, net of cash acquired	2,619	1,302
Purchases of marketable securities	—	(8,595)
Proceeds from the sales and maturity of marketable securities	7,705	16,215
Purchase of domain name / mailing list / marketing rights	(1,236)	(1,460)

Net cash provided by (used in) investing activities	2,656	(704)

Cash Flows from Financing Activities
Proceeds from line of credit	—	4,000
Issuance of common stock	—	620
Repurchase of common stock	(3,360)	(547)
Debt conversion	(1,255)	—
Payment of bank loan payable	(4,000)	—

Net cash (used in) provided by financing activities	(8,615)	4,073

Net change in cash and cash equivalents	8,793	5,878

Cash and cash equivalents:

Beginning of period	12,270	6,366

End of period	$21,063	$12,244

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. Business and Financial Statement Presentation

Alloy, Inc. (the “Company”) is a media and marketing services company that reaches targeted consumer segments using a diverse array of assets in interactive, display, direct mail, content production and educational programming businesses. The Company operates its business through three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes the Alloy Marketing and Promotions business and on-campus marketing and sampling divisions. The Media segment is comprised of company-owned and represented media assets, including the display board, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and college guides, giving the Company considerable reach into the targeted demographic audience and providing its advertising clients with significant exposure to the intended market.

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

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of consolidated operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform to the current presentation. The Company’s third quarter has historically been its most significant in terms of revenue and operating income. The majority of the Company’s revenues and operating income is earned during the third and fourth quarters of its fiscal year. The results of operations for the three and nine-month periods ended October 31 are not necessarily indicative of the operating results for a full fiscal year.

Use of Estimates – The preparation of the Company’s financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and cannot be applied before that date. The Company is currently evaluating the impact of adopting this statement on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. The Company is currently evaluating the impact of adopting this statement on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the provisions of SFAS 162 and assessing the impact, if any, on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at October 31, 2008.

During the most recent quarter the Company reclassified the remaining $1,325 of auction rate securities to long-term as we do not believe that these will liquidate over the next twelve months.

Description	Classification	Value at October 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Assets	Auction rate securities	$1,325	$—	$1,325	$—

Total Assets		$1,325	$—	$1,325	$—

2. Net Earnings Per Share

The Company calculates its earnings (loss) per share under the provisions of SFAS 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires dual presentation of “basic” income (loss) and “diluted” income per share on the face of the statement of operations. In accordance with SFAS 128, basic income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company excludes outstanding stock options, and warrants to purchase common stock, common stock issuable upon conversion of the 5.375% Senior Convertible Debentures due August 1, 2023 (“Convertible Debentures” or “Debentures”) and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted earnings (loss) per common share in cases where the inclusion of such securities would be antidilutive.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended October 31, 2008 and 2007:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Basic
Numerator:
Income before extraordinary item	$9,100	$6,888	$6,106	$3,668
Extraordinary gain (See Note 9)	—	5,500	—	5,500

Income	$9,100	$12,388	$6,106	$9,168
Denominator:
Weighted-average common shares	14,060	14,044	14,142	13,895
Weighted-average common shares subject to repurchase	(596)	(476)	(596)	(476)

Weighted-average basic shares outstanding	13,464	13,568	13,546	13,419
Earnings per basic share before extraordinary item	$0.68	$0.51	$0.45	$0.27
Extraordinary item per share	—	0.40	—	0.41

Earnings per basic share	$0.68	$0.91	$0.45	$0.68

Diluted
Numerator:
Income before extraordinary item	$9,100	$6,888	$6,106	$3,668
Extraordinary gain	—	5,500	—	5,500

Income	$9,100	$12,388	$6,106	$9,168
Denominator:
Weighted-average basic shares outstanding	13,464	13,568	13,546	13,419
Common stock equivalents	189	182	204	235

Weighted-average diluted shares outstanding	13,653	13,750	13,750	13,654

Earnings per diluted share before extraordinary item	$0.67	$0.50	$0.44	$0.27
Extraordinary gain per share	—	0.40	—	0.40

Earnings per diluted share	$0.67	$0.90	$0.44	$0.67

Shares of unvested restricted stock outstanding are subject to repurchase by the Company in certain circumstances and are therefore not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net earnings per share are detailed in the following table for the three- and nine-month periods ended October 31, 2008 and 2007:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Options and warrants to purchase common stock*	2,578	1,741	2,578	1,623
Conversion of 5.375% Convertible Debentures	—	42	—	42
Restricted stock	406	361	392	330

Total	2,984	2,144	2,970	1,995

*	For the three- and nine-month periods ended October 31, 2008, all of the Company’s outstanding options (with exercise prices per share ranging from ($5.10 - $32.24), were excluded from the calculation. Also excluded in both periods were warrants to purchase 267 shares of common stock with an average exercise price of $75.52.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

3. Stock-Based Compensation

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended October 31, 2008 and 2007, was $996 and $887, respectively, of which $432 and $565, respectively, were included in operating costs in the Statement of Operations and $564 and $322, respectively, were included in general and administrative expenses in the Statement of Operations. For the nine-month periods ended October 31, 2008 and 2007, the total stock-based compensation expense was $3,066 and $2,636, respectively, of which $1,218 and $1,583, respectively, were included in operating costs in the Statement of Operations and $1,848 and $1,053, respectively, were included in general and administrative expenses in the Statement of Operations.

Stock Options

The weighted-average fair value of each option as of the grant date was $3.12 and $5.19 for the nine months ended October 31, 2008 and 2007, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended October 31, 2008	Year Ended January 31, 2008
Risk-free interest rate	1.75%	4.66%
Expected lives (in years)	4.5	4.5
Expected volatility	47.9%	56.7%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the nine-month period ended October 31, 2008:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 2008	1,778	$13.15
Options granted	564	7.36
Options exercised	(3)	6.12
Options forfeited or expired	(28)	10.53

Outstanding at October 31, 2008 (unaudited)	2,311	$11.78

Fully vested and exercisable at October 31, 2008 (unaudited)	1,289	$13.93

Available for future grants	1,107

The total intrinsic value of options exercised during the nine-month period ended October 31, 2008 was $3.

Restricted Stock

The Company has awarded restricted shares of common stock to directors and certain employees. Certain of these awards are service-based and vest over periods of up to seven years. The cost of these restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. The Company did not award any such restricted shares for the three-month period ended October 31, 2008.

During the first quarter of fiscal 2008, the Company granted 29 restricted shares to each its Chief Executive Officer and its Chief Operating Officer which have specific market performance based vesting and will only vest if the Company’s stock achieves a certain market price. These shares are valued using the Monte Carlo valuation approach. For the three and nine-month periods ended October 31, 2008, compensation expense attributable to the market-based restricted stock grants was $50, and $106, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Unearned compensation expense related to restricted stock grants at October 31, 2008 was $4,313. The expense is expected to be recognized over a weighted-average period of approximately 2.7 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended October 31, 2008 and 2007, was $616 and $467, respectively. For the nine-month periods ended October 31, 2008 and 2007, total compensation expense attributable to restricted stock grants was $1,851 and $1,421, respectively.

The following is a summary of restricted stock activity for the nine-month period ended October 31, 2008:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2008	589	$11.46
Granted	202	7.44
Vested	(173)	12.15
Forfeited	(22)	10.81

Unvested at October 31, 2008 (unaudited)	596	$9.88

Warrants

At October 31, 2008, there were 267 warrants outstanding and exercisable with an average exercise price of $75.52 per share and a weighted average contractual term of 3.1 years.

4. Goodwill and Intangible Assets

Goodwill

The acquired goodwill as of October 31, 2008 and January 31, 2008, are as follows:

	October 31, 2008	Adjustments	January 31, 2008
	(Unaudited)
Promotion	$23,414	$—	$23,414
Media	22,756	14	22,742
Placement	3,955	—	3,955

Total	$50,125	$14	$50,111

Intangibles

The acquired intangible assets as of October 31, 2008 and January 31, 2008, are as follows:

	Gross Carrying Amounts	Accumulated Amortization	Net
At October 31, 2008:
(Unaudited)
Amortizable intangible assets:
Client relationships	$7,196	$5,030	$2,166
Noncompetition agreements	1,863	1,469	394
Websites	590	550	40
Mailing lists	3,297	1,294	2,003
Marketing rights	175	58	117

Total intangible assets subject to amortization	13,121	8,401	4,720
Indefinite-lived intangible assets:
Trademarks	3,405	—	3,405

Total intangible assets	$16,526	$8,401	$8,125

At January 31, 2008:
Amortizable intangible assets:
Client relationships	$10,373	$8,511	$1,862
Noncompetition agreements	4,196	3,721	475
Websites	1,450	1,427	23
Mailing lists	2,309	685	1,624

Total intangible assets subject to amortization	18,328	14,344	3,984
Indefinite-lived intangible assets:
Trademarks	3,405	—	3,405

Total intangible assets	$21,733	14,344	$7,389

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

5. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Placement and Media segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation. At October 31, 2008 and January 31, 2008, there were $12,848 and $8,164, respectively, of unbilled receivables.

6. Detail of Certain Balance Sheet Accounts

	October 31, 2008	January 31, 2008
	(Unaudited)
Accrued expenses & other current liabilities
Accrued compensation and sales commissions	$4,490	$5,387
Program accrual (1)	6,999	3,543
Promotions accrual (2)	835	1,229
Other	5,937	4,456

	$18,261	$14,615

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.
(2)	The promotions accrual consists primarily of hourly outside labor costs and travel and expense related fees.

7. Common Stock

Common Stock Transactions

During the third quarter of fiscal 2008, the Company repurchased 6 shares of its restricted stock from employees upon their termination of service, at a price per share of $0.01, pursuant to the terms of the Company’s standard form of restricted stock agreement. Additionally, 4 shares of restricted stock were forfeited to the Company upon employees’ termination of service.

In addition, during the third quarter of fiscal 2008, employees surrendered to the Company approximately 2 shares of common stock to satisfy tax-withholding obligations.

Common Stock Transactions – Stock Repurchase Program

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2007, the Company repurchased 51 shares for approximately $457 under this plan. During the first nine months of fiscal 2008, the Company repurchased 472 shares for approximately $2,933 under this plan. At October 31, 2008, the Company had an unused authorization of approximately $3,626.

8. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenue:
Promotion	$26,139	$25,928	$69,624	$67,718
Media	25,032	21,652	62,185	46,081
Placement	18,736	18,938	41,343	42,172

Total revenue	$69,907	$66,518	$173,152	$155,971

Operating income (loss):
Promotion	$3,669	$4,185	$6,696	$8,179
Media	5,569	2,986	4,581	(457)
Placement	2,701	2,687	3,783	4,951
Corporate	(2,706)	(2,820)	(8,396)	(8,962)

Total operating income	$9,233	$7,038	$6,664	$3,711

	At October 31, 2008	At January 31, 2008
	(Unaudited)
Total Assets:
Promotion	$32,793	$34,478
Media	74,634	64,750
Placement	22,420	21,262
Corporate	31,051	27,926

Total Assets	$160,898	$148,416

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

9. Extraordinary Gain

In conjunction with the Channel One acquisition, the Company assumed certain liabilities of Channel One which had an estimated value of $8,600. The actual value of certain assumed contract obligations and severance agreements, after all tax considerations, was determined to be $3,100, or $5,500 less than $8,600, the amount originally estimated. As a result, during the third quarter of fiscal 2007, $5,500 was recognized as an extraordinary gain and a reduction to Channel One’s accrued acquisition cost.

10. Supplemental Cash Flow Information

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

As of October 31, 2008, the Company’s total liability for unrecognized tax benefits, including the liability for interest and penalties was $1,228. During the nine month period ended October 31, 2008, approximately $260 of unrecognized tax benefits was settled. The settlement approximated the original amount accrued.

During the three–month and nine-month periods ended October 31, 2008, the Company expensed approximately $27 and $82, respectively, of interest and penalties related to the unrecognized tax benefits.

The Company’s subsidiaries join in the filing of a United States federal consolidated income tax return. The United States federal statute of limitations remains open for the years 2003 onward. To the Company’s knowledge, it is not currently under examination by the Internal Revenue Service.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. During the nine month period ended October 31, 2008, approximately $48 of unrecognized tax benefits was reversed due to expiring statutes.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

12. Convertible Senior Debentures

At October 31, 2008, the Company did not have any long-term debt outstanding attributable to its 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”).

Convertible Debenture Conversions

In August 2008, Alloy entered into an agreement with a holder of its Debentures, pursuant to which such holder agreed to convert the remaining $15 face amount of the Debentures. The cash paid by the Company related to the face amount of the Debentures totaled $15.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

13. Credit Facility

On July 28, 2008, the Company paid the entire balance due on its $4,000 of outstanding borrowings on its credit agreement with Bank of America, N.A. (the “Credit Facility”). Interest expense and commitment fees paid on the Credit Facility for the three and nine months ended October 31, 2008 totaled $15 and $109, respectively. The Company’s available borrowings under the Credit Facility totaled $24,750 at October 31, 2008.

14. Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 19, 2002, the plaintiffs amended the complaint to assert violations of Section 10(b) of the Exchange Act. The claims mirror allegations asserted against scores of other issuers. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part a global motion to dismiss filed on behalf of all issuers. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to nine focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against nine focus group issuers. By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. Issuers’ liaison counsel, the plaintiffs and the underwriters have filed briefs addressing class certification issues in the focus group cases and discovery with respect to various issuers and underwriters has been ongoing. The court held a conference to discuss the status of the litigation on October 30, 2008. At this time, we cannot predict whether the District Court will certify a new class nor can we determine the impact of the District Court’s class certification ruling on the pendency of our case.

The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial condition or operating results.

15. Fulgent Acquisition

On August 1, 2008, the Company acquired the operating assets of Fulgent Media Group, Inc. (“Fulgent”), a full-service media agency which provides media, advertising, research and consulting services. The Company paid cash of $596 to acquire Fulgent’s assets, subject to a working capital adjustment. The Company also agreed to pay an additional potential earn-out payment of up to approximately $8,000 based on the EBITDA performance of Fulgent over the next three and one half years. The earn-out payment is payable annually in cash or a combination of cash and shares of common stock, with the maximum number of shares issuable representing 30% of the earn-out amount.

In conjunction with the acquisition, the Company has estimated client relationships with a fair value of $991 and a useful life of three years.

The results of operations of Fulgent, since the date of acquisition, have been included in the accompanying consolidated financial statements. Fulgent is a part of the Company’s AMP division of its Promotion segment. The acquisition was not considered significant and, as such, pro forma information is not required.

16. Subsequent Events

Sale of CCS Domain Name

On November 5, 2008, the Company sold the CCS domain name and related trademarks to dELiA*s, Inc. for $5.8 million in cash. During the fourth quarter of fiscal 2008, the Company will recognize approximately $5.6 million in net income as a result of the sale.

Stock Repurchase Program

In December 2008, the board of directors authorized an additional $7.0 million for use in the repurchase of the Company’s stock. As of market close on December 2, 2008, the Company had approximately $9.9 million remaining available for repurchases.

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

A variety of factors influence our revenue, including but not limited to: (i) economic conditions and the relative strength or weakness of the United States economy (ii) advertiser and consumer spending patterns, (iii) the value of our consumer brands and database, (iv) the continued perception by our advertisers and sponsors that we offer effective marketing solutions, (v) use of our websites, and (vi) competitive and alternative advertising mediums. In addition, our business is seasonal. Our third quarter has historically been our most significant in terms of revenue and operating income. The majority of our revenues and operating income is earned during the third and fourth quarters of our fiscal year. Quarterly comparisons are affected by these factors.

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

•

Comprehensive Database. As of October 31, 2008, our database contained information on millions of individuals. In addition to names and addresses, our database contains a variety of valuable information that may include age, postal address, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our database with information we gather through our media properties and marketing services, as well as through acquisitions of companies that have database information and by purchasing or licensing the information from third parties. We analyze this data in detail, which we believe enables us to not only offer advertisers cost-effective ways of reaching highly targeted audiences but also to improve response rates from our own direct marketing sales efforts.

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

Results of Operations and Financial Condition

The principal components of our operating expenses are placement, production and distribution costs (including ad placement fees, catalog and signage fees, temporary help and production costs), selling expenses (including personnel costs, commissions, promotions and bad debt expenses), general and administrative expenses, depreciation and amortization and special charges. Our Promotion and Placement segments have significant variable costs, while the costs of the Media segment’s costs are largely fixed in nature. As a result, an increase or decrease in revenue attributable to the Promotion and Placement segments typically results in segment operating income increasing or decreasing by a similar percentage. While the Media segment has relatively low variable costs, we have recently incurred additional expenses specifically related to building and updating the infrastructure within our Media segment. As a result, our operating income is not as predictable as our Promotion and Placement segments described above.

Three Months Ended October 31, 2008 Compared with Three Months Ended October 31, 2007

	Three months ended October 31, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$15,666	$25,032	$18,736	—	$59,434
Product revenue	10,473	—	—	—	10,473

Total revenue	$26,139	$25,032	$18,736	—	$69,907
Cost of goods sold:
Cost of goods sold – services	$8,530	$6,688	$13,533	—	$28,751
Cost of goods sold – product	2,973	—	—	—	2,973

Total cost of goods sold	$11,503	$6,688	$13,533	—	$31,724
Expenses:
Operating	$10,207	$10,406	$2,180	$201	$22,994
General and administrative	535	1,228	313	2,259	4,335
Depreciation and amortization	225	1,141	9	246	1,621

Total expenses	$10,967	$12,775	$2,502	$2,706	$28,950

Operating income (loss)	$3,669	$5,569	$2,701	$(2,706)	$9,233

	Three months ended October 31, 2007 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$15,852	$21,652	$18,938	—	$56,442
Product revenue	10,076	—	—	—	10,076

Total revenue	$25,928	$21,652	$18,938	—	$66,518
Cost of goods sold:
Cost of goods sold – services	$8,887	$7,243	$13,936	—	$30,066
Cost of goods sold – product	3,115	—	—	—	3,115

Total cost of goods sold	$12,002	$7,243	$13,936	—	$33,181
Expenses:
Operating	$8,832	$9,341	$2,032	$250	$20,455
General and administrative	692	1,064	275	2,404	4,435
Depreciation and amortization	217	1,018	8	166	1,409

Total expenses	$9,741	$11,423	$2,315	$2,820	$26,299

Operating income (loss)	$4,185	$2,986	$2,687	$(2,820)	$7,038

Revenue

Revenue in the third quarter of fiscal 2008 was $69,907, an increase of $3,389, or 5.1%, from revenue of $66,518 in the third quarter fiscal 2007. Revenue in our Media and Promotion segments increased $3,380 and $210, respectively, which were offset by a decrease in revenue in our Placement segment of $201.

Promotion

Promotion segment revenue in the third quarter of fiscal 2008 was $26,139, an increase of $211, or 1.0%, from revenue of $25,928 in the third quarter of fiscal 2007. Revenue increased in the Company’s OCM and sampling businesses ($1,504), which was partially offset by a decrease in the Company’s AMP Agency business ($1,294). During the third quarter of fiscal 2008, we acquired Fulgent Media Group, Inc. (“Fulgent”), which did not have a material impact on the Promotion segment.

Media

Media segment revenue in the third quarter of fiscal 2008 was $25,032, an increase of $3,380, or 15.6%, from revenue of $21,652 in the third quarter of fiscal 2007. Revenue increased in our interactive, display board, entertainment and Channel One businesses ($4,200) offset by decreases in our print catalog and nightlife business ($850).

Placement

Placement segment revenue in the third quarter of fiscal 2008 was $18,736, a decrease of $202, or 1.1%, from revenue of $18,938 in the third quarter of fiscal 2007. The decrease was primarily due to a decrease in broadcast advertising offset by increases in college, multicultural and military advertising.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in the third quarter of fiscal 2008 was $11,503, a decrease of $499, or 4.2%, from cost of goods sold of $12,002 in the third quarter of fiscal 2007. The decrease was primarily due to decreases in production costs primarily in our AMP business ($765), and payroll related costs ($241), offset by increases in travel-related costs ($34), and temporary labor ($335).

Media

Media segment cost of goods sold in the third quarter of fiscal 2008 was $6,688, a decrease of $555, or 7.7%, from cost of goods sold of $7,243 in the third quarter fiscal 2007. The decrease was primarily due to decreases in production costs ($513), payroll ($98) and travel related costs ($37) offset by an increase in temporary and outside labor ($90).

Placement

Placement segment cost of goods sold expense in the third quarter of fiscal 2008 was $13,533, a decrease of $403, or 2.9%, from the third quarter of fiscal 2007 cost of goods sold of $13,936. The decrease is primarily due to a decrease in marketing fees.

Operating Expenses

Promotion

Promotion segment operating expenses in the third quarter of fiscal 2008 were $10,207, an increase of $1,375, or 15.6%, from operating expenses of $8,832 in the third quarter of fiscal 2007. The increase was primarily due to increases in payroll related costs ($950), printing costs ($243), and general corporate costs ($182).

Media

Media segment operating expenses in the third quarter of fiscal 2008 were $10,406, an increase of $1,065, or 11.4%, from operating expenses of $9,341 in the third quarter of fiscal 2007. The increase was primarily due to increases in payroll related costs ($1,489), temporary labor and consulting expenses ($191), offset by decreases in maintenance expense ($326) and general corporate costs ($298).

Placement

Placement segment operating expenses in the third quarter of fiscal 2008 were $2,180, an increase of $148, or 7.3%, from operating expenses of $2,032 in the third quarter of fiscal 2007. The increase was primarily due to an increase in payroll related costs and general corporate costs ($134).

Corporate

The Corporate segment operating expenses in the third quarter of fiscal 2008 were $201, a decrease of $49, or 19.6%, from operating expenses of $250, in the third quarter of fiscal 2007. The decrease in operating expenses is primarily due to a decrease in IT costs.

General and Administrative

Promotion

Promotion segment general and administrative expenses in the third quarter of fiscal 2008 were $535, a decrease of $157, or 22.7%, as compared to $692 in the third quarter of fiscal 2007. The decrease was primarily due to decreases in general corporate costs.

Media

Media segment general and administrative expenses in the third quarter of fiscal 2008 were $1,228, an increase of $164, or 15.4%, as compared to general and administrative expenses of $1,064 in the third quarter of fiscal 2007. The increase was primarily due to increases in payroll related costs ($59), general corporate and facilities costs ($104), and stock based compensation ($14).

Placement

Placement segment general and administrative expenses in the third quarter of fiscal 2008 were $313, an increase of $38, or 13.8%, as compared to general and administrative expenses of $275 in the third quarter of fiscal 2007. The increase was primarily due to an increase in general corporate costs.

Corporate

The Corporate segment general and administrative expenses in the third quarter of fiscal 2008 was $2,259, a decrease of $145 or 6%, from general administrative expenses of $2,404 in the third quarter of fiscal 2007. The decrease was primarily due to decreases in payroll related costs and professional fees.

Nine Months Ended October 31, 2008 Compared with Nine Months Ended October 31, 2007

	Nine months ended October 31, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$35,002	$62,185	$41,343	—	$138,530
Product revenue	34,622	—	—	—	34,622

Total revenue	$69,624	$62,185	$41,343	—	$173,152
Cost of goods sold:
Cost of goods sold – services	$18,442	$19,212	$30,384	—	$68,038
Cost of goods sold – product	10,315	—	—	—	10,315

Total cost of goods sold	$28,757	$19,212	$30,384	—	$78,353
Expenses:
Operating	$30,151	$33,566	$5,585	$498	$69,800
General and administrative	3,377	1,491	1,567	7,231	13,666
Depreciation and amortization	643	3,335	24	667	4,669

Total expenses	$34,171	$38,392	$7,176	$8,396	$88,135

Operating income (loss)	$6,696	$4,581	$3,783	$(8,396)	$6,664

	Nine months ended October 31, 2007 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$33,617	$46,081	$42,172	$—	$121,870
Product revenue	34,101	—	—	—	34,101

Total revenue	$67,718	$46,081	$42,172	$—	$155,971
Cost of goods sold:
Cost of goods sold – services	$18,153	$16,698	$31,121	—	$65,972
Cost of goods sold – product	10,514	—	—	—	10,514

Total cost of goods sold	$28,667	$16,698	$31,121	—	$76,486
Expenses:
Operating	$26,331	$26,547	$3,731	$627	$57,236
General and administrative	3,847	876	2,343	7,709	14,775
Depreciation and amortization	694	2,417	26	626	3,763

Total expenses	$30,872	$29,840	$6,100	$8,962	$75,774

Operating income (loss)	$8,179	$(457)	$4,951	$(8,962)	$3,711

Revenue

Revenue for the nine months ended October 31, 2008 was $173,152, an increase of $17,181, or 11.0%, from revenue of $155,971 for the nine months ended October 31, 2007. Revenue in our Media and Promotion segments increased $16,104 and $1,906, respectively, which was offset by a decrease in revenue in our Placement segment of $829.

Promotion

Promotion segment revenue for the nine months ended October 31, 2008 was $69,624, an increase of approximately $1,906, or 2.8%, from revenue of $67,718 for the nine months ended October 31, 2007. The increase was a result of increased revenue in our OCM and sampling businesses ($2,794), offset by a decrease in revenue in AMP Agency ($889). During the nine months ended October 31, 2008, we acquired Fulgent, which did not have a material impact on the Promotion segment.

Media

Media segment revenue for the nine months ended October 31, 2008 was $62,185, an increase of $16,104, or 34.9%, from revenue of $46,081 for the nine months ended October 31, 2007. The increase was a result of increases in revenue in our entertainment, Channel One, interactive, and display board businesses ($15,920).

Placement

Placement segment revenue for the nine months ended October 31, 2008 was $41,343, a decrease of $829, or 2.0%, from revenue of $42,172 for the nine months ended October 31, 2007. The decrease was primarily due to decreases in military and broadcast advertising ($4,593), partially offset by an increase in college, multicultural and outdoor advertising ($3,379).

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold for the nine months ended October 31, 2008 was $28,757, and remained consistent from cost of goods sold of $28,667 for the nine months ended October 31, 2007.

Media

Media segment cost of goods sold for the nine months ended October 31, 2008 were $19,212, an increase of $2,514, or 15.1%, from cost of goods sold of $16,698 for the nine months ended October 31, 2007. The increase was primarily due to increases in production costs ($2,742) and increases in payroll related costs ($37), partially offset by a decrease in temporary labor costs ($194) and travel related costs ($74).

Placement

Placement segment cost of goods sold for the nine months ended October 31, 2008 was $30,384, a decrease of $737, or 2.4%, from cost of goods sold of $31,121 for the nine months ended October 31, 2007. The decrease was primarily due to a decrease in marketing fees ($737).

Operating Expenses

Promotion

Promotion segment operating expenses for the nine months ended October 31, 2008 were $30,151, an increase of $3,820, or 14.5%, from operating expenses of $26,331 for the nine months ended October 31, 2007. The increase was primarily due to an increase in payroll related costs ($2,070), facilities costs ($995), general operating costs ($173), bad debt expense ($207) and postage ($350).

Media

Media segment operating expenses for the nine months ended October 31, 2008 were $33,566, an increase of $7,019, or 26.4%, from operating expenses of $26,547 for the nine months ended October 31, 2007. The increase was primarily due to increases in payroll related costs ($5,300), consulting expenses ($990), and depreciation expense ($710).

Placement

Placement segment operating expenses for the nine months ended October 31, 2008 were $5,585, an increase of $1,804, or 47.7%, from operating expenses of $3,731 for the nine months ended October 31, 2007. The increase was primarily due to an increase in payroll related costs ($749), bad debt expense ($594), and general corporate and facilities costs ($433).

Corporate

The Corporate segment operating expenses for the nine months ended October 31, 2008 were $498, a decrease of $129, or 20.6%, from operating expenses of $627 for the nine months ended October 31, 2007. The decrease was primarily due to a decrease in information technology related costs ($339), partially offset by an increase in payroll related costs ($227).

General and Administrative

Promotion

Promotion segment general and administrative expenses for the nine months ended October 31, 2008 were $3,377, a decrease of $470, or 12.2%, as compared to $3,847 for the nine months ended October 31, 2007. The decrease was primarily due to payroll and related expenses ($99) and general corporate expenses ($366).

Media

Media segment general and administrative expenses for the nine months ended October 31, 2008 were $1,491, an increase of $615, or 70.2%, as compared to general and administrative expenses of $876 in for the nine months ended October 31, 2007. The increase was primarily due to payroll related expenses ($220), general corporate costs ($265) and stock based compensation ($130).

Placement

Placement segment general and administrative expenses for the nine months ended October 31, 2008 was $1,567, a decrease of $776, or 33.1%, as compared to general and administrative expenses of $2,343 for the nine months ended October 31, 2007. The decrease was primarily due to decreases in general corporate and other related costs.

Corporate

The Corporate segment general and administrative expenses for the nine months ended October 31, 2008 was $7,231, a decrease of $478, or 6.2%, from general administrative expenses of $7,709 for the nine months ended October 31, 2007. The decrease was primarily due to decreases in professional services ($275) and payroll related expenses ($177).

Liquidity and Capital Resources

Cash from Operations

Net cash provided by operating activities was $14,752 for the nine months ended October 31, 2008, compared with net cash provided by operating activities of $2,509 for the nine months ended October 31, 2007. The increase in cash provided by operating activities is principally attributable to higher net income from operations and a lower accounts receivable balance due to improved collections.

Investing Activities

Cash provided by investing activities was approximately $2,656 during the nine months ended October 31, 2008, compared with cash used in investing activities of $704 during the nine months ended October 31, 2007. The increase in cash provided by investing activities during the first nine months of fiscal 2008 was principally attributable to the acquisition of Fulgent, which included a cash balance of $3,214, less cash paid of $596, and a decrease in capital expenditures.

Capital expenditures decreased $1,734 to $6,432 in the nine months ended October 31, 2008, compared with $8,166 in the nine months ended October 31, 2007 primarily due to the completion of the capital expenditure for the digital upgrades to Channel One’s infrastructure.

Our short-term investment portfolio was $0 at October 31, 2008, compared with $13,441 at October 31, 2007. During the third quarter of fiscal 2008, we reclassified our remaining $1,325 of auction rate securities to long-term as we do not believe that these auction rate securities will liquidate over the next twelve months. Each of the auction rate securities are rated “Aaa” by Moody’s Investors Service.

Financing Activities

Net cash used in financing activities was $8,615 during the nine months ended October 31, 2008, compared with net cash provided by financing activities of $4,073 during the nine months ended October 31, 2007. The use of cash for financing activities during the nine months ended October 31, 2008, was attributable to the payment of the $4,000 balance owed on the Credit Facility, payment of the remaining principal due on our convertible debt ($1,255) and cash used to buyback $3,400 of our common stock.

We continually project our anticipated cash requirements, which include our working capital needs, potential acquisitions and interest payments. Funding requirements will be financed primarily through our operations, the sale of equity, the use of our credit facility, or through equity-linked and debt securities. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. We believe that cash generated from operations and amounts available under our Credit Facility are adequate to meet our reasonably foreseeable operating and capital expenditure requirements. During fiscal 2008, we expect to spend approximately $8,500 to $10,000 in capital expenditures including acquisitions of domain names and mailing lists as we continue to expand our Media segment.

We believe our existing cash, cash equivalents and investments balances, together with anticipated cash flows from operations, should be sufficient to meet our working capital and operating requirements for at least the next twelve months.

In 2003, our board of directors authorized an amount of $10,000 to be used to repurchase our common stock. There was $3,626 remaining of that original authorization as of October 31, 2008. In November 2008, we repurchased $769 of our common stock in the open market at prevailing market prices or in privately negotiated transactions. In December 2008, the board of directors authorized an additional $7,000 for the repurchase of the Company’s stock and we currently have approximately $9,900 available for repurchases. We will monitor market conditions and repurchase shares from time to time in the open market at prevailing market prices, as well as entertain offers received from third parties to effect privately negotiated repurchase transactions.

In August 2008, we were able to liquidate $775 of our auction rate securities. At October 31, 2008, we had $1,325 of auction rate securities remaining in our marketable securities portfolio. We reclassified our remaining $1,325 of auction rate securities to long-term as we do not believe that these auction rate securities will liquidate over the next twelve months. These securities are rated “Aaa” by Moody’s Investors Service.

Critical Accounting Policies and Estimates

During the first nine months of fiscal 2008, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for fiscal 2007, for additional information relating to our use of estimates and other critical accounting policies.

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

In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to nine focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against nine focus group issuers.

By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. Issuers’ liaison counsel, the plaintiffs and the underwriters have filed briefs addressing class certification issues in the focus group cases and discovery with respect to various issuers and underwriters has been ongoing. The court held a conference to discuss the status of the litigation on October 30, 2008.

At this time, we cannot predict whether the District Court will certify a new class nor can we determine the impact of the District Court’s class certification ruling on the pendency of our case.

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

In addition, we have identified the following risk:

Changes in Advertising and Credit Markets Could Cause Our Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

We derive substantial revenues from the sale of advertising through a variety of platforms. Challenging economic conditions have resulted in a slowdown in the economy. As a result, our customers may experience budgetary restrictions and modify their spending behavior, resulting in the softening of demand for our media, advertising and entertainment assets and accordingly, possibly lower revenues. These current economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, reserves for uncertain accounts and write-offs of accounts receivable may increase. In addition, current conditions in the credit markets, if they persist, may limit our ability to carry out our share repurchase program or pursue other opportunities, and our expenses could increase if volatility in the credit and insurance markets results in an increase in interest rates on bank financings or prices on insurance products. Our results of operations may be negatively affected as a result of all or some of the above factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (Amounts in thousands, except per share amounts)

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10,000 of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2003, we repurchased 150 shares for approximately $3,000 under this program. During fiscal 2007, we repurchased 51 shares for approximately $500 under this plan. During the nine-months ended October 31, 2008, we repurchased 472 shares for approximately $2,933 under this plan. At October 31, 2008, we had an unused authorization of approximately $3,626.

The following table provides information with respect to purchases by the Company of shares of its common stock during the three-month period ended October 31, 2008:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
Aug-08	1	(1)	$7.45	—	$5,813
	3	(2)	6.97	3	5,792
Sep-08	1	(1)	7.61	—	5,792
	27	(2)	7.51	27	5,589
Oct-08	335	(2)	5.86	335	3,626
	6	(3)	$0.01	—	3,626

Total	377			365	$3,626

(1)

Represents shares of common stock surrendered to us by our employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Stock Market on the date of the surrender.

(2)

In August 2008, we purchased 3 shares at an average price of $6.97. In September 2008, we purchased 27 shares at an average price of $7.51. In October 2008, we purchased 335 shares at an average price of $5.86. These purchases occurred periodically throughout the months of August, September, and October 2008.

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
Joseph D. Frehe
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: December 8, 2008

EXHIBIT INDEX

EXHIBIT NUMBER
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated December 8, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated December 8, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.