Form 10-K
period 2009-01-31
ALLOY INC
filed 2009-04-14
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value, based upon the closing sale price of the shares as reported by The NASDAQ Stock Market LLC, of voting and non-voting common equity held by non-affiliates as of July 31, 2008 was $94,824,620 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrants common stock outstanding as of March 31, 2009 was 15,639,228 or 12,777,283 excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, is incorporated by reference into Part III of this Report.

PART I

Unless the context otherwise requires, references to “Alloy,” “Company,” “Registrant,” “we,” “our,” and “us” in this Annual Report on Form 10-K refers to Alloy, Inc. and our subsidiaries. In this document, “fiscal 2008” refers to the fiscal year ended January 31, 2009, “fiscal 2007” refers to the fiscal year ended January 31, 2008 and “fiscal 2006” refers to the fiscal year ended January 31, 2007.

Item 1.	Business

Overview

Alloy (NASDAQ: “ALOY”) is one of the country’s largest providers of media and marketing programs offering advertisers the ability to reach youth and non-youth targeted consumer segments through a diverse array of assets and marketing programs, including interactive, display, direct mail, content production and educational programming. Collectively, our businesses operate under the umbrella name Alloy Media + Marketing, but the division brand names continue to receive recognition, such as Alloy Education, Alloy Entertainment, Alloy Marketing and Promotions (“AMP”), Alloy Access and On Campus Marketing (“OCM”).

Each of our businesses falls in one of three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our AMP, OCM and sampling divisions. The Media segment is comprised of company-owned and represented media assets, including our display board, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and specialty print publications, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

We are a leading media company primarily focused on the youth and young adult market. Our media and marketing assets provide us with a deep understanding of the youth market and give us a significant reach to millennial consumers. According to United States Census projections, as of January 2009, about 18% of the United States population is 12 to 24 years old. Teen and college students comprise the majority of this demographic and represent powerful consumer groups accounting for $127 billion (as is indicated in the TRU 2009 Report) and $70 billion (as reported in Harris Interactive’s 2008 Alloy College Explorer) respectively, in annual discretionary spending power in 2008. In addition, according to the Profile of the Military Community: 2006 DoD Demographics Report, the military market is comprised of young, family-oriented consumers with high rates of disposable income with approximately 46% of active duty personnel under the age of 25.

We were incorporated in January 1996 and launched our www.alloy.com website in August 1997. Since then, we have grown rapidly, both organically and through the completion of strategic acquisitions. Our Corporate website is www.alloymarketing.com.

Current Business Developments

On August 1, 2008, we acquired the operating assets of Fulgent Media Group, Inc. (“Fulgent”), a full-service media agency which provides media, advertising, research and consulting services. The Company paid cash of $0.6 million to acquire Fulgent’s assets and is subject to a potential earn-out provision. Fulgent is part of the AMP division of our Promotion segment.

On November 5, 2008, we sold the CCS domain name and related trademarks to dELiA*s, Inc. for $5.8 million in cash.

On November 21, 2008, we acquired gURL.com (www.gurl.com) for approximately $0.7 million. gURL.com is an online community and content site for teenage girls, featuring stories, games and interactive content. gURL is part of the Interactive division of our Media segment.

On January 26, 2009, we acquired the operating assets of TAKKLE.com (www.takkle.com), a prominent online resource and college recruitment website for high school sports. We paid approximately $0.3 million in cash and assumed $0.4 million in liabilities and is subject to a potential earn-out provision. Takkle is part of the Alloy Education division of our Media segment.

Our Segments

We have three reportable operating segments, as follows:

•	Promotion—includes our AMP, on-campus marketing and sampling divisions;

•	Media—includes display media board, Internet, database, specialty print, intellectual property, entertainment and education network businesses.

•	Placement—aggregates and markets third-party niche media properties, including specialty newspapers and broadcast media.

PROMOTION

Our Promotion segment is designed to help clients achieve their promotional marketing objectives with their target consumers. We generate Promotion segment revenue through the following businesses:

•

Alloy Marketing and Promotions, or AMP, is our promotional marketing unit specializing in event and field marketing, sampling and customer acquisition programs, Internet design services and consumer research. AMP clients represent a wide array of industries such as health and beauty, wireless, consumer products and retail.

•

On Campus Marketing, or OCM, is our collegiate marketing and merchandise provider. Through multi-channel marketing, our products include college living essentials, gift packages, diploma frames, student data security and other merchandise or services especially for the college market.

•

Sampling—Our sampling business reaches targeted consumers by distributing product samples in youth and non-youth venues, such as elementary schools, high schools, college campuses, bookstores, dining halls, and student organizations and fitness clubs.

MEDIA

Our media business provides media advertising solutions for marketers targeting a particular consumer segment both online and offline, with most of our media assets targeting the youth market. We work with Fortune 500 and other companies to help them reach millions of consumers through a comprehensive mix of programs incorporating our proprietary, company-owned and represented media assets, such as display media boards, websites and specialty print assets. Our Media segment includes the following businesses:

• Interactive

Our websites are designed to be an effective advertising medium for youth-focused marketers. We reach a high concentration of young adults online through integrated social platforms with measurable results. The TEEN.com network is home to Alloy Media + Marketing’s websites and a growing list of third party owned websites who attract a coveted youth audience. The network provides brand marketers display and integrated advertising programs to reach highest high concentration of teens online in a narrowly targeted and highly scalable way. In fiscal 2008, our Teen.com network was ranked as the #1 community for teens as measured by

comScore Media Metrix. The number of unique visitors varies each month depending on various factors, including the distribution of various related merchandise catalogs and other print publications which drive consumers to these websites as well as the websites’ overall popularity. Our marketing data shows that our websites are a popular destination for teens and college students seeking social networking, entertainment, and popular culture content.

Recently, we launched TEEN.com “TV”, a premium digital entertainment network delivering original, short-form video programming tailored expressly for the youth audience. We expect this network to continue to build widely populated environments that appeal to the evolving teen preferences, while also offering marketers highly targeted and effective channels to connect with that audience.

Some of our website properties available to advertisers targeting the youth market include:

•	Alloy (www.alloy.com) and dELiA*s (www.delias.com)—These websites are among the leading online style destinations providing teen girls with vibrant community, content and commerce.

•

gURL.com (www.gurl.com)—Gurl.com is an online community and content site for teenage girls. It contains stories, games and interactive content produced with an independent editorial voice. We acquired Gurl.com in November 2008.

•

SugarLoot (www.sugarloot.com)—Sugarloot.com is a contest-focused social networking website which we launched in fiscal 2007. SugarLoot is the place where members go to show off, rate the talents of their peers and compete for prizes.

In addition to the above websites, our Interactive group also has access to other Alloy owned websites complementing our other media assets used in our Alloy Entertainment, Alloy Education and Channel One businesses.

We act as a sales representative for various third party owned websites, including Rock You (www.rockyou.com) and Meez (www.meez.com). These websites offer a place where teens can meet other teens, play a variety of games, connect with famous singers, bands and celebrities and create their own online space.

• Alloy Entertainment

Our Alloy Entertainment business, formerly called “17th Street Productions”, originates unique, commercial entertainment properties—mostly geared toward teens, young adults and families—and partners with the leading book publishers, television networks and movie studios to deliver these properties to world audiences.

•

Alloy Entertainment produced 33 new books during fiscal 2008 and currently has over one thousand titles in its library. Its books are published in more than 34 languages around the world. 23 of Alloy Entertainment’s books reached the New York Times Children’s Paperback bestseller list during fiscal 2008. Alloy Entertainment maintains longstanding relationships with America’s leading publishing houses, including Random House, Little Brown, HarperCollins, Hyperion, Scholastic, Simon & Schuster and Penguin Putnam. Some of our properties include The Sisterhood of the Traveling Pants, Gossip Girl, The A-List, The Clique, The Luxe and The Vampire Diaries.

•

Major film studios may acquire from Alloy Entertainment the right to develop motion pictures based on Alloy Entertainment books, such as The Sisterhood of the Traveling Pants Part 2 (Warner Bros. Pictures), sequel to the 2005 feature film The Sisterhood of the Traveling Pants, the feature film Sex Drive (Summit Entertainment) and the DVD-premiere film The Clique (Warner Premiere) all of which were released during fiscal 2008. Alloy Entertainment receives both rights payments and producer’s fees and has ongoing profit participation in each such property. Alloy Entertainment is developing several other film projects with Summit Entertainment, Universal and Warner Bros.

•

Basic and cable television networks may acquire from Alloy Entertainment the right to develop television shows based on Alloy Entertainment books, such as Gossip Girl (The CW Television Network) and Samurai Girl (ABC Family). Gossip Girl is in its second season and has been renewed for a third; a pilot for a Gossip Girl spin-off is scheduled to air in May 2009. The first season of Privileged aired on The CW Television Network and several other series and made-for-television movies are in development at The CW Television Network, ABC, Nickelodeon and ABC Family. The Company is in the second year of a two-year first look deal with Warner Bros. Television.

• Channel One

Our Channel One Network is the producer of Channel One News a pre-eminent news and public affairs program which is broadcast to teens in secondary schools throughout the United States. Channel One News program is delivered as a 12-minute daily news which includes two minutes of advertising and/or public service announcements. This program is broadcast during the school year directly to schools free of charge via digital satellite and reaches one in four American teens. Channel One is aligned with EdGate Correlation Services, LLC to correlate its educational content offering to national and state-level teaching standards. As well, the complementing website of Channel One, www.channelone.com, features in-depth news and breaking stories, games, music, contests, advice, volunteering guides and interactive opportunities for voting, feedback and user generated content submissions.

• Alloy Education

Our Alloy Education business is considered an innovator of educational related products and services to create information connections for teens and young adults. This business also includes our Direct Marketing division that provides targeted marketing lists to and generates leads for advertisers.

Specialty Print Publications

Our specialty print publications are a venue for schools and/or advertisers to reach targeted students, employees or professionals. These publications also serve to drive traffic to our websites named after these publications. Some of our specialty print properties include:

•

Private Colleges & Universities—With 36 editions reaching over 1.9 million homes per year, the Private Colleges & Universities magazine series has been a leading recruitment media for higher education since 1985. Our international edition, American Colleges & Universities, reaches over 2,300 schools and organizations in over 175 countries throughout six continents. Our editions target students based on academic achievement, geography and special interests and provide them, their parents and high-school guidance counselors with information about private colleges and universities and the admissions process. The newest edition reaches students in over 2,000 two-year colleges and community colleges looking to transfer to four-year institutions.

•

Careers and Colleges—Our Careers and Colleges publication offers unique advertising opportunities. Careers and Colleges magazine is an award-winning publication reaching approximately three million students and distributed to 1.26 million homes in the Summer and more than 10,000 high schools in the Spring and Fall each year. Directed to students and guidance professionals, the topical issues address getting into and paying for college, career opportunities, life after high school, and transitioning to college life.

•

Graduating Engineer & Computer Careers and Minority Nurse—With a combined annual distribution of 360,000, these magazines provide employers with access to the career-minded individuals they want to attract and hire.

Websites

We also offer advertising opportunities on several websites targeting college-bound high school students, high-tech college students and minority students, as well as practicing professionals in nursing and allied health fields, including:

•	Career specific websites (www.GraduatingEngineer.com and www.MinorityNurse.com)—These websites provide career and educational resources for professionals.

•

Private Colleges & Universities (www.privatecolleges.com and www.acuinfo.com)—These websites provide information on colleges and universities to college-bound high school students. Colleges and universities use these websites to advertise their programs to prospective students.

•

Find Tuition (www.findtuition.com)—This website provides an online scholarship search tool and matching service that combines features from college search and student loan sites. The website also includes a job search feature focusing on internships and part-time jobs for college students with content supplied by www.CareerBuilder.com.

•

Careers and Colleges (www.careersandcolleges.com)—This website hosts one of the largest databases of education-related content on the Internet. Designed for students, parents, and school counselors, the website also includes college and scholarship search engines.

•

WinterGreen Orchard House (www.wintergreenorchardhouse.com)—This website offers a complete, up-to-date college and scholarship database that is available for lease or co-branding. Wintergreen Orchard House’s products serve students, counselors, educators, libraries and corporate clients.

•	TAKKLE.com (www.takkle.com)—This website is a prominent online resource and college recruitment website for high school sports. We acquired takkle.com in January 2009.

Direct Marketing

We have a database containing information on millions of individuals which may include name, postal and email address, as well as a variety of other information. We believe our database is one of the most comprehensive, response-driven databases available for marketers targeting consumers ages 10 through 24. Utilizing this database, our clients can target specific portions of the youth demographic and their parents through postal or electronic mail. We constantly strive to grow our database through contests, promotions, sweepstakes, and data enhancement and acquisition activities. Our direct marketing division also generates leads for advertisers.

• Display Media Boards / Retail Display Networks

Our display media boards and retail display networks are located in high traffic areas and high volume stores throughout the United States, including colleges and universities, high schools, middle schools, elementary schools, health and fitness centers, barbershops and salons, grocery stores and pharmacies.

•

Our In-School network offers third-party advertisers access to approximately 59,000 display media boards located throughout the United States. The display media boards often feature full-color, backlit advertising and scrolling electronic messaging. The boards may contain one, two, or three advertising panels, which increase the number of advertising opportunities to approximately 100,000. These display media boards are located throughout the United States in more than 900 college and university campuses, 6,900 high schools, 2,200 middle schools, 5,600 elementary schools, and 400 health and fitness centers. We plan to continue to identify new locations and types of venues to expand our reach for display media boards.

•

Frontline is our retail display network, which markets a unique combination of display and high impact advertising through a nationwide network of more than 7,400 outlets comprising grocery, pharmacy and other high volume stores. Our unique combination of display and high-impact advertising gives shoppers a one of a kind shopping experience at the checkout or a specific location of any store. Our consumer trial program brings products out of lightly-shopped aisles to the most highly-trafficked areas. Our products include Frontlights, Frontloader, Pharmacy Display Network, and Healthy Living Center that provide advertising and merchandising, brand awareness building, and health information within a store. We plan to continue to identify new locations to expand our retail display networks.

PLACEMENT

The businesses falling within our Placement segment provide advertising placement solutions for marketers primarily targeting consumers in the college, multi-cultural and military markets. We offer Fortune 500 and other companies the opportunity to reach millions of consumers each month through a comprehensive mix of programs incorporating college, military base and multi-cultural newspapers and traditional broadcast properties that we represent targeting similar demographic groups.

Our Sales Organization

Our advertising sales organization includes over 75 sales professionals who are either account managers generally responsible for specific geographic regions or product sales specialists. Our account managers and product sales specialists work closely together to cross-sell the media assets and marketing capabilities of our various divisions to our existing advertising customers and to build relationships with new clients. Our account managers are trained and motivated to sell the entire portfolio of our media and advertising services, including:

•	our custom publications and on websites;

•	our display media boards;

•	our education network;

•	marketing programs such as product sampling, customer acquisition programs and promotional events; and

•	college, high school, military base and multi-cultural newspapers, as well as broadcast properties targeting these demographic groups.

Our Alloy Access sales group connects corporate brands with influential multi-cultural and urban consumer groups. With focus on Hispanic and African American consumers, Alloy Access leverages our unique media assets and market knowledge to provide consumer insights, strategic planning, media buying services and turnkey program execution.

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

We strive for no downtime in our online services. Critical network components of the system are also redundant. We implemented these various redundancies and backup measures in order to minimize the risk for both advertisers and consumers associated with unexpected component failure, maintenance or upgrades, or damage from fire, power loss, telecommunications failure, break-ins, computer viruses, distributed denial of service attacks, hacking and other events beyond our control.

We currently license commercially available technology and services whenever possible instead of dedicating our financial and human resources to developing proprietary online infrastructure solutions. We provide most services related to maintenance and operation of our websites internally, under the direction of our Chief Technology Officer. SAVVIS Communications Corp., Equinix Inc. and RackSpace, our principal providers located in Sterling, Virginia, Ashburn, Virginia and San Antonio, Texas, respectively, provide us with co-location, power and bandwidth for our Internet connections. Our infrastructure is scalable, which allows us to adjust quickly as our user base expands and business needs change.

Competition

Competition for the attention of consumers is considerable. We compete with a variety of other companies serving segments of the market we target, including various promotions and marketing services firms, youth and non-youth-targeted traditional marketers, basic cable and broadcast television networks, radio, online and print media, and online service providers.

We compete with many media companies both large and small. These companies may offer other forms of media in various markets that we do not have access to or compete directly with our properties. Other companies that target youth consumers and/or offer alternative media choices attracting the youth audience include focused magazines, such as Seventeen and Teen Vogue; teen-focused television and cable channels, such as MTV; websites primarily focused on the youth demographic group; and online service providers and social networking sites with a teen audience, such as MySpace.com, Facebook.com and America Online; and media board competitors such as Clear Channel Communications.

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

We believe that our principal competitive advantages are:

•	our established network of owned and represented media assets;

•	our relationships with advertisers, marketing partners and school administrations;

•	the strength and recognition of our consumer and media brands;

•	our knowledge of and strong connection with the youth audience and our ability through our marketing franchises to continually analyze the market; and

•	our ability to deliver targeted audiences to advertisers through cost-effective, multi-platform advertising programs.

Seasonality

Our revenues have historically been higher during the last half of our fiscal year, coinciding with the start of school and holiday season spending, than in the first half of our fiscal year. In addition, certain of our product offerings, such as “in-school” display media boards and educational programming, are perceived to be less valuable to advertisers when school is not in session, such as during the summer months and between semester breaks. In fiscal 2008, approximately 32% of our revenue was realized in our third fiscal quarter and approximately 52% in the last half of the fiscal year. The majority of our operating income is earned in conjunction with our revenue.

Intellectual Property

We use commercially reasonable efforts to protect our intellectual property, including trademarks, service marks, copyrights and other intellectual property. With respect to trademarks, we have registered the Alloy name, among other trademarks, with the United States Patent and Trademark Office covering certain goods and services. Applications for the registration of other trademarks and service marks are currently pending. Regarding copyrights, we own, alone or jointly with third parties, copyrights, including copyrights to books produced by our Alloy Entertainment division and properties published by our specialty print division. Copyright registrations for Alloy Entertainment books may be filed on our behalf by the publishers of such books. Certain other of our copyrights are also registered with the Copyright Office.

We sometimes grant to third parties the right to use our intellectual property, in which case such use is typically governed by a written contractual relationship. Third parties may also grant to us the right to use their intellectual property, such as clients for whom we are carrying out a media or marketing program.

Government Regulation

We are subject to various federal and state law and regulation relating to our Internet based business. The regulation currently focuses on data collection, privacy, social networking, user generated content, information security and online behavioral marketing. Because of the increasing popularity of the Internet and the growth of online services, there are regular initiatives at both the federal and state level to expand the scope of regulation as problems and perceived problems arise and develop. Although much of the regulation is well founded, it does have an impact on how we conduct our business and may have an impact on our financial results if we are limited in our business activities or there are additional costs associated with compliance.

In the United States, the Federal Trade Commission, or the FTC, enforces rules and regulations enacted pursuant to the Children’s Online Privacy Protection Act of 1998, or COPPA, imposing restrictions on the ability of online services to collect information from minors under the age of 13. As a part of our efforts to comply with these requirements, we do not knowingly collect online personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain of our websites in an effort to prohibit persons under the age of 13 from registering. The restrictions are likely to dissuade some percentage of our potential customers from using such websites, which may adversely affect our business. If it turns out that one or more of our websites is not COPPA compliant, we may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our reputation and business. Laws on the state level protecting the identity of personal information of children online have been enacted or are under consideration. For example, Michigan and Utah have established registries where parents and others may register instant messenger IDs, mobile text messaging and fax numbers in addition to e-mail addresses to prevent certain types of messages from reaching children in those states. Such laws could have an adverse impact on how we will be able to conduct our business in the future and may limit access to an important segment of the target markets our clients seek.

A number of government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues and the use of personal information. Well-publicized breaches of data privacy and consumer personal information have caused state legislatures to enact data privacy legislation. At least 42 states, including New York, California and Pennsylvania, have enacted data privacy legislation, including data breach notification laws, and laws penalizing the misuse of personal information in violation of published privacy policies. Certain states have also enacted legislation requiring certain encryption technologies for the storage of personally identifiable information, including credit card information, and more states are considering enactment of information security regulations. Data privacy and information security legislation is also being considered at the federal level, which if enacted, could adversely affect our business. In addition to the specific data privacy and data breach statutes, the FTC and attorneys general in several states have investigated the use of personal information by some Internet companies under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. We review our privacy policies on a regular basis, and currently, we believe we are in material compliance with applicable U.S. federal and state laws. Our business could be adversely affected if new regulations or decisions regarding the storage, use and/or disclosure of personal information are implemented in such ways that impose new or additional technology requirements on us, limit our ability to collect, store and use the information, or if government authorities or private parties challenge our privacy practices that result in restrictions on us, or we experience a significant data or information breach which would require public disclosure under existing notification laws and for which we may be liable for damages or penalties.

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

Social networking websites are under increased scrutiny. Legislation has been introduced on the state and federal level that could regulate social networking websites. Some of the proposed rules call for more stringent age-verification techniques, attempt to mandate data retention or data destruction by Internet providers, and impose civil and/or criminal penalties on owners or operators of social networking websites. For example, the United States Congress may consider once again the Deleting Online Predators Act which, if enacted in the form introduced in 2007, would require certain schools and libraries to protect minors from online predators in the absence of parental supervision when using commercial networking websites and chatrooms. Such law could potentially limit user access to our websites. Similar bills to ban or restrict access to social networking sites are also being introduced and considered on the state level. Dozens of state attorneys general in late 2008 and early

2009 have served subpoenas on certain social networking sites relating to known predators and if any such actions become more widespread, similar actions could potentially have an adverse effect on our reputation or our business.

The Federal Trade Commission has been considering a number of issues relating to online behavioral advertising and has most recently issued a report containing a new set of “guidelines” for industry self-regulation. The FTC’s report may result in future regulation of the collection and use of online consumer data, which could potentially place restrictions on our ability to utilize our database and other marketing data on our own behalf and on behalf of our advertising clients, which may adversely affect our business.

Legislation concerning the above described online activities has either been enacted or is in various stages of development and implementation in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws.

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

Employees

As of January 31, 2009, we had 619 full-time employees, including a sales and marketing force of approximately 99 persons. During fiscal 2008, we employed approximately 2,237 part-time/temporary employees who primarily worked for us in connection with our promotional and marketing events.

A small number of our employees engaged by certain of our subsidiaries in connection with entertainment related activities may be subject to collective bargaining arrangements. We consider relations with our employees to be good.

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

Risks Related to Our Businesses

Changes in Advertising and Credit Markets Could Cause Our Revenues and Operating Results to Decline Significantly

We derive substantial revenues from the sale of advertising through a variety of platforms. Challenging economic conditions in the latter part of 2008 and continuing into 2009 have resulted in a slowdown in the economy. As a result, our customers may experience budgetary restrictions and modify their spending behavior, resulting in the softening of demand for our media, advertising and entertainment assets and accordingly, possibly lower revenues. The current economic conditions also may delay or wholly negate the ability of our customers to pay for products and services they have purchased or may cause customers to seek early termination of their agreements with us. As a result, reserves for uncertain accounts and write-offs of accounts receivable may increase. In addition, current conditions in the credit markets, if they persist, may limit our ability to carry out our share repurchase program or pursue other opportunities, and our expenses could increase if volatility in the credit and insurance markets results in an increase in interest rates on bank financings or prices on insurance products. Our results of operations may be negatively affected as a result of all or some of the above factors.

We have incurred significant operating losses in the past and may incur significant operating losses in the future. We may never achieve sustained profitability.

Since our inception in January 1996, we have incurred significant net losses and, as of January 31, 2009, we have an accumulated deficit of approximately $317 million. We have not historically been profitable and were not profitable for fiscal 2007 or fiscal 2006. We cannot provide any assurances that we will not incur similar charges in the future. Even if we were to become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and sustain profitability may negatively impact the market price of our common stock.

A lack of future earnings or future stock issuances by us may limit our ability to use our net operating loss carryforwards.

As of January 31, 2009, we had net operating loss (“NOL”) carryforwards of approximately $28.7 million to offset future taxable income, which expire in various years through 2027, if not utilized. The deferred tax asset representing the benefit of these NOLs has been offset completely by a valuation allowance due to our history of operating losses and the uncertainty of future taxable income. A lack of future earnings would adversely affect our ability to utilize these NOLs. In addition, under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. We have experienced such ownership changes in the past and it is possible that a change in our ownership will occur in the future. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes currently than if we were able to utilize our NOLs.

Our revenues and income could decline due to general economic trends, declines in consumer spending and seasonality.

Our revenues are largely generated by discretionary consumer spending or advertising seeking to stimulate that spending. Advertising expenditures and consumer spending all tend to decline during recessionary periods, including the current recession, and may also decline at other times. Accordingly, our revenues could decline during any general economic downturn, including the current recession. In addition, our revenues have historically been higher during our third and fourth fiscal quarters, coinciding with the start of the school year and holiday season spending, than in the first half of our fiscal year. Therefore, our results of operations in any given quarter may not be indicative of our full fiscal year performance.

If our businesses do not grow and become profitable, we may be required to recognize impairment charges.

We are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment that could substantially affect our reported earnings in a period of such change. As a result of our annual impairment reviews, we were required to record special charges of approximately $0.1 million and $72.0 million for fiscal 2008 and fiscal 2007 respectively. We had no impairment charges in fiscal 2006.

Additionally, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, (a triggering event), comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to at least its estimated fair value. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. Pursuant to Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we perform an analysis of the recoverability of certain long-lived assets and have had to record an asset impairment charge in some periods. As a result of our analysis in fiscal 2007, we reduced our long-lived assets by $0.8 million. We had no impairment charges in fiscal 2008.

If we are unable to restore Channel One to profitability, we may incur significant losses.

When we acquired the assets of Channel One, the Channel One business had incurred significant losses due to a substantial reduction in revenue and a high cost structure. While we have taken steps to reduce Channel One’s costs, we cannot provide any assurances that we will be able to grow revenue to a level where it exceeds the costs of producing the programming. To date, our Channel One strategy has included spending a significant amount of capital on changing Channel One’s infrastructure and transforming the business. During fiscal 2008 and 2007, we spent approximately $5.0 million and $12.0 million, respectively in upgrading Channel One’s digital infrastructure. We expect to make significant future investment in the business. We may not generate a return on this investment or achieve profitability in the Channel One business. In that case, we would have substantial losses in the business.

We may not have access to necessary capital if we are unable to comply with covenants in our financing instrument.

We have a secured credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility contains affirmative and restrictive covenants that require us to meet certain financial, business operations and other criteria. The financial covenants include maintaining certain ratios such as a minimum cash balance, funded debt to EBITDA, and a minimum EBITDA balance, all as defined in the Credit Facility. Other restrictive covenants and provisions affecting our ability to undertake activities relating to our business include, limitations on acquisitions and dispositions, taking on additional indebtedness, dealing with collateral and exceeding set limits on intangible write-offs, restructuring charges and goodwill impairment. From time to time, we may not be able to satisfy the covenants and we may be out of compliance with the provisions of the Credit Facility. In such instances, the Company will attempt to obtain waivers and amendments to the Credit Facility, as necessary, to remain in compliance. We cannot give assurance, however, that Bank of America will agree to any such waiver or amendment and it could demand that we pay any outstanding amounts and terminate the Credit Facility. In this case, we may not have access to working capital should our business activities require funds in excess of cash generated by our ongoing operating activities. We currently have no outstanding borrowings under the Credit Facility.

Our business may not grow in the future.

Since our inception, we have rapidly expanded our business, growing our revenue from approximately $2.0 million for fiscal 1997 to approximately $216.9 million for fiscal 2008. Our continued growth will depend to a significant degree on our ability to maintain existing sponsorship and advertising relationships and develop new relationships, to identify and integrate successfully acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and any new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control, including the continuing appeal of our media and marketing properties to consumers, the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services, our ability to attract, train and retain qualified employees and management and our ability to make additional strategic acquisitions. There can be no assurance that we will be able to implement our growth strategy successfully.

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

The prominence with advertisers of our Alloy, Inc. and Alloy Media + Marketing brands, as well as our other media and marketing brands, such as Alloy Entertainment, Alloy Education, Alloy Marketing and Promotions, and Alloy Access, are key components of our business. Our websites, such as www.teen.com and www.alloy.com are also well recognized among consumers. If our websites or brands lose their appeal to the targeted demographic group or to advertisers trying to reach such consumers, our business could be adversely affected. The value of our consumer brands could also be eroded by our failure to keep current with the evolving preferences of our audience. These events would likely also reduce media and advertising sales and adversely affect our marketing services businesses. Moreover, we intend to continue to increase the number of consumers we reach, through means that could include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us with respect to these matters could damage our existing or future brands. If any of these developments occur, our business could suffer and we may be required to write-down the carrying value of our goodwill.

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

The failure or destruction of satellites and facilities that we depend upon to distribute our Channel One programming could adversely affect Channel One and our business and results of operations.

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

We may be required to collect sales tax.

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

Unfavorable changes in existing, or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the Internet, online commerce, social networking, user-generated content, data security, the regulation of adware and other downloadable applications, broadband and telephony services, consumer protection, privacy, and sales, use, value-added and other taxes, could decrease demand for our products and services. Such laws could pose additional burdens on us and our businesses generally, including increased compliance costs. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to these and other areas.

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

From time to time, legislation has been introduced on both the state and federal level that would impose some level of regulation on social networking. Such proposed legislation may, among other things, require for more stringent age-verification techniques or mandate data retention or data destruction by Internet providers. Our business could be adversely affected by such legislation, if passed.

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

The Company is cooperating with the New York State Attorney General in its investigation into credit card marketing to college students by the Company which could result in liability or other changes in its marketing programs if it is determined the Company violated applicable laws.

The Company received an information request in late January 2009 from the New York State Attorney General (“NYS AG”) inquiring about the Company’s activities in marketing credit cards to college students. The Company was subsequently informed that the NYS AG is conducting an investigation into the Company’s marketing practices in this area. The Company is cooperating with the NYS AG in the investigation and is without sufficient information to determine the extent, if any, of potential monetary liability or other restrictions on its activities that may result from the investigation of the NYS AG.

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

In addition, our board of directors adopted a stockholder rights plan, the purpose of which is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to all of our stockholders. The rights will expire on April 14, 2013. The rights plan may have the effect of dissuading a potential acquirer from making an offer for our common stock at a price that represents a premium to the then current trading price.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real property. The following table sets forth information regarding facilities leased as of January 31, 2009 that we believe to be important to our operations. We believe our facilities are well maintained, in good operating condition and generally suitable and adequate to meet our current needs. We believe that if additional or alternative space is needed in the future, such space will be available on commercially reasonable terms as needed.

Location	Use	Approximate Square Footage
Chambersburg, PA	OCM warehouse	160,000
Cranbury, NJ	Advertising and sales office, AMP warehouse	57,500
New York, NY	Corporate, advertising and sales office	47,500
West Trenton, NJ	OCM office and warehouse	37,000
Chicago, IL	Advertising and sales office	16,000
Boston, MA	Advertising and sales office	14,000
Los Angeles, CA	Advertising and sales office	10,400

Item 3.	Legal Proceedings

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 19, 2002, the plaintiffs amended the complaint to assert violations of Section 10(b) of the Exchange Act. The claims mirror allegations asserted against scores of other issuers. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part a global motion to dismiss filed on behalf of all issuers. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to nine focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against nine focus group issuers. By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. After many months of negotiation, on April 2, 2009, the representative class plaintiffs and the defendants filed a Notice of Motion for Preliminary Approval of Settlement accompanied by a global Stipulation and Agreement of Settlement. The proposed Settlement provides that all claims against the issuers and underwriters will be dismissed with prejudice in exchange for the aggregate payment of $586 million. Under the terms of the proposed Settlement, neither the Company nor Messrs. Johnson or Diamond are required to pay any portion of the $586 million payment. The proposed Settlement is subject to numerous contingencies, including, but not limited to, preliminary Court approval, certification of a settlement class and final approval after providing members of the plaintiff class with notice. At this time, we cannot predict whether the proposed Settlement will be approved or, if approved, the date of final approval.

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

Market Information

Stockholders

As of March 31, 2009, our shares outstanding were 15,639,228 and there were approximately 92 holders of record of our common stock.

Our common stock has traded on The NASDAQ Global Market of The NASDAQ Stock Market LLC under the symbol “ALOY” since our initial public offering in May 1999. The last reported sale price for our common stock on March 31, 2009 was $4.20 per share. The table below sets forth the high and low sale prices for our common stock during the periods indicated.

	Common Stock Price
	High	Low
Fiscal 2008 (Fiscal year ended January 31, 2009)
First Quarter	$8.24	$6.10
Second Quarter	8.60	6.20
Third Quarter	7.90	4.64
Fourth Quarter	5.00	3.19

	Common Stock Price
	High	Low
Fiscal 2007 (Fiscal year ended January 31, 2008)
First Quarter	$12.84	$10.93
Second Quarter	12.59	9.36
Third Quarter	9.67	7.56
Fourth Quarter	9.55	6.42

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

Unregistered Sales of Securities

Not applicable.

PERFORMANCE GRAPH

The following graph compares the annual cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 31, 2004 and plotted at the end of each of our subsequent fiscal years (January 31, 2005, 2006, 2007, 2008 and 2009), in each of (a) our common stock, (b) the Russell 2000 Index and (c) the NASDAQ Composite Index. We have not paid any cash dividends on our common stock and no such dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph lines merely connect quarter-end dates and do not reflect fluctuations between those dates.

(1)	The Company completed a spinoff of dELiA*s, Inc. on December 19, 2005.
(2)	The Company effected a one-for-four reverse stock split of our common stock on February 1, 2006.

The following table assumes $100 invested on January 31, 2004 in our common stock, the Russell 2000 Index and the NASDAQ Composite Index, including reinvestment of dividends, for each fiscal year through the fiscal year ended January 31, 2009.

Company/Index/Market	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09
ALLOY, INC.	100.00	133.15	60.75	64.16	42.16	26.92
NASDAQ STOCK MARKET (U.S.)	100.00	101.88	114.61	124.99	120.39	73.10
RUSSELL 2000	100.00	108.67	129.20	142.69	128.73	81.30

Issuer Purchases of Equity Securities

(Amounts in thousands, except per share amounts)

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of up to $10,000 of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. In December 2008, the board of directors authorized an additional $7,000 for use in the repurchase of the Company’s stock. We repurchased 916 shares under this program during the fourth quarter of fiscal 2008 and have an unused authorization of approximately $6,600.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2008:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
November 2008	135	(2)	$4.86	135	$2,970
December 2008	11	(1)	$4.18	—	9,970
December 2008	781	(2)	$4.36	781	6,565

Total	927			916	$6,565

(1)	Represent shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Stock Market on the date of the surrender.
(2)	In November 2008, we purchased 135 shares in the open market at an average price of $4.86. In December 2008, we repurchased 781 shares in the open market at an average price of $4.36. These purchases occurred periodically throughout the month.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended January 31, 2009. The selected financial data for each of the five years in the period ended January 31, 2009 have been derived from the consolidated financial statements of the Company. The foregoing consolidated financial statements and the information below should be read in conjunction with our audited financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information included elsewhere in this Annual Report on Form 10-K.

(Amounts in thousands, except per share amounts)

	Fiscal year ended January 31,
	2009(1)	2008(2)	2007(3)	2006	2005(4)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total revenue	$216,926	$199,096	$196,104	$195,324	$184,208

Operating (loss) income(5)	10,776	(70,065)	12,686	(24,248)	(77,973)

Income (loss) from continuing operations	10,435	(70,072)	(7,233)	(27,983)	(82,407)
Loss from discontinued operations(6)	—	—	—	(7,525)	(9,374)

Income (loss) before extraordinary item	10,435	(70,072)	(7,233)	(35,508)	(91,781)
Extraordinary gain(7)	—	5,680	—	—	—

Net (loss) income	10,435	(64,392)	(7,233)	(35,508)	(91,781)
Preferred stock dividends and accretion of discount	—	—	—	(620)	(1,608)

Net (loss) income	$10,435	$(64,392)	$(7,233)	$(36,128)	$(93,389)

Basic net earnings (loss) per share:
Continuing operations	$0.78	$(5.24)	$(0.58)	$(2.41)	$(7.74)
Discontinued operations	—	—	—	(0.65)	(0.88)
Extraordinary gain	—	0.43	—	—	—

Basic net earnings (loss) per share	$0.78	$(4.82)	$(0.58)	$(3.06)	$(8.77)
Weighted average basic shares outstanding	13,329	13,362	12,541	11,598	10,652

Diluted net earnings per share:
Continuing operations	$0.78	$—	$—	$—	$—
Discontinued operations	—	—	—	—	—
Extraordinary gain	—	—	—	—	—

Diluted net earnings per share	$0.78	$—	$—	$—	$—
Weighted average diluted shares outstanding	13,414	13,362	12,541	11,598	10,652

(1)	Results for fiscal 2008 include the operations of Fulgent which was acquired on August 1, 2008 and TAKKLE which was acquired on January 26, 2009.
(2)	Results for fiscal 2007 include the operations of Channel One and Frontline from their respective dates of acquisition. Both entities were acquired on April 20, 2007.
(3)	Results for fiscal 2006 include the operations of Sconex from the time it was acquired in March 2006. As a result of adopting SFAS 123R , Accounting for Stock Based Compensation (“SFAS 123R”), loss from continuing operations before income taxes for fiscal 2006 was $1,556 greater than if the Company had continued to account for the share-based compensation under APB 25.
(4)	Results for fiscal 2004 include the operations of InSite Advertising from the time it was acquired in March 2004.

(5)	In the fourth quarter of fiscal 2008, we sold our CCS domain name for cash, recognizing a gain of $5.8 million. Special charges were recorded for each fiscal year as a result of our annual goodwill and intangible impairment analysis. These charges are more fully discussed in Note 8 to our consolidated financial statements.
(6)	Represents the discontinued operations of dELiA*s, Inc. which was spun off to Alloy stockholders on December 19, 2005, and DCR which was sold in June 2005.
(7)	In fiscal 2007, we recognized an extraordinary gain of $5,680 related to the acquisition of Channel One. The extraordinary gain was a result of actual liabilities assumed being less then what was originally estimated. Please refer to Notes 5 and 6 of we consolidated financial statements.

	At January 31,
	2009	2008	2007	2006	2005
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$32,116	$12,270	$6,366	$39,631	$18,634
Marketable securities	—	9,030	21,145	1,200	6,341
Working capital—continuing operations(1)	28,676	28,935	33,457	45,852	33,320
Working capital—discontinued operations	—	—	—	—	1,580

Working capital(2)	28,676	28,935	33,457	45,852	34,900
Assets—continuing operations	160,719	148,416	196,566	219,488	232,926
Assets—discontinued operations	—	—	—	—	121,655

Total assets	160,719	148,416	196,566	219,488	354,581
Convertible redeemable preferred stock, net	—	—	—	—	16,042
Senior convertible debentures	—	1,397	1,397	69,300	69,300
Total stockholders’ equity	$110,467	$103,331	$162,671	$105,184	$192,721

No cash dividends were paid on our common stock during the periods presented above.

(1)	During the third quarter of fiscal 2008, we reclassified our entire auction rate securities portfolio to long-term assets as we do not believe these securities will liquidate over the next twelve months.
(2)	Working capital is defined as current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share)

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

Executive Summary

Alloy (NASDAQ: “ALOY”) is one of the country’s largest providers of media and marketing programs offering advertisers the ability to reach youth and non-youth targeted consumer segments through a diverse array of assets and marketing programs, including interactive, display, direct mail, content production and educational programming. Collectively, our businesses operate under the umbrella name Alloy Media + Marketing, but the division brand names continue to receive recognition, such as Alloy Education, Alloy Entertainment, Alloy Marketing and Promotions (“AMP”), Alloy Access and On Campus Marketing (“OCM”).

Each of our businesses falls in one of three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our AMP, OCM and sampling divisions. The Media segment is comprised of company-owned and represented media assets, including our display board, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and specialty print publications, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

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

We have expanded our Media segment through acquisitions and internally generated growth. In this regard, in the fourth quarter of fiscal 2008, we acquired gURL.com, an online community and content site for teenage girls and TAKKLE.com, an online resource and college recruitment website for high school sports. These acquisitions demonstrate our commitment to developing our media assets. We intend to continue to expand our Media segment as we believe this segment provides the greatest opportunity to increase long-term profitability and shareholder value. For example, in our Interactive business, we are expanding our Teen.com network to deliver original, short-form video programming. Also, in our Alloy Entertainment business, we are working to monetize our library of book titles through television, motion picture, and short-form video programming. We also continue to evaluate acquisition opportunities. In our Promotion and Placement segments, we plan to continue to try to maximize profitability through cost management, not necessarily growth.

We believe our business should continue to grow as we strive to capitalize on the following key assets:

•

Broad Access. We are able to reach a significant portion of targeted consumers by: (i) producing a wide range of college guides, books and recruitment publications; (ii) owning and operating over 59,000 display media boards on college and high school campuses throughout the United States; (iii) placing advertising in over 3,000 college and high school newspapers; (iv) distributing educational programming to approximately 8,000 secondary schools in the United States; (v) maintaining and expanding our ability to execute large scale promotional service programs; and (vi) utilizing our national in-store advertising and display network comprising approximately 7,400 grocery and other high volume stores.

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

•

Strong Relationship with Advertisers and Marketing Partners. We strive to provide advertisers and our marketing partners with highly targeted, measurable and effective means to reach their target market. Our seasoned advertising sales force has established strong relationships with youth and non-youth marketers.

•

Content. We are able to successfully develop original, unique, commercial entertainment properties primarily geared toward teens, young adults and families. These properties typically begin as a book property and are subsequently sold and developed into television series and feature films.

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

	Fiscal year ended January 31, 2009
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$42,940	$81,188	$52,222	—	$176,350
Product revenue	40,576	—	—	—	40,576

Total revenue	$83,516	$81,188	$52,222	—	$216,926

Cost of goods sold:
Cost of goods sold—services	$21,512	$24,419	$38,261	—	$84,192
Cost of goods sold—product	11,469	—	—	—	11,469

Total cost of goods sold	$32,981	$24,419	$38,261	—	$95,661

Expenses:
Operating	$37,035	$45,016	$7,341	$926	$90,318
General and administrative	4,871	1,497	2,302	10,584	19,254
Depreciation and amortization	906	4,550	32	941	6,429
Special charges	—	40	100	148	288

Total expenses	$42,812	$51,103	$9,775	$12,599	$116,289
Gain on sale of operating asset	—	(5,800)	—	—	(5,800)

Operating income (loss)	$7,723	$11,466	$4,186	$(12,599)	$10,776

	Fiscal year ended January 31, 2008
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$43,438	$62,780	$52,911	—	$159,129
Product revenue	39,967	—	—	—	39,967

Total revenue	$83,405	$62,780	$52,911	—	$199,096

Cost of goods sold:
Cost of goods sold—services	$23,024	$21,965	$39,279	—	$84,268
Cost of goods sold—product	11,679	—	—	—	11,679

Total cost of goods sold	$34,703	$21,965	$39,279	—	$95,947

Expenses:
Operating	$35,082	$35,195	$6,284	$451	$77,012
General and administrative	3,488	2,927	2,421	10,658	19,494
Depreciation and amortization	904	3,310	33	833	5,080
Special charges	—	48,845	22,783	—	71,628

Total expenses	$39,474	$90,277	$31,521	$11,942	$173,214

Operating income (loss)	$9,228	$(49,462)	$(17,889)	$(11,942)	$(70,065)

	Fiscal year ended January 31, 2007
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$59,828	$46,287	$53,838	—	$159,953
Product revenue	36,151	—	—	—	36,151

Total revenue	$95,979	$46,287	$53,838	—	$196,104

Cost of goods sold:
Cost of goods sold—services	$29,702	$17,929	$39,796	—	$87,427
Cost of goods sold—product	11,286	—	—	—	11,286

Total Cost of goods sold	$40,988	$17,929	$39,796	—	$98,713

Expenses:
Operating	$37,886	$19,498	$6,923	$1,709	$66,016
General and administrative	5,213	471	1,452	8,061	15,197
Depreciation and amortization	815	1,751	38	761	3,365
Special charges	—	—	—	127	127

Total expenses	$43,914	$21,720	$8,413	$10,658	$84,705

Operating income (loss)	$11,077	$6,638	$5,629	$(10,658)	$12,686

Revenue

Revenue in fiscal 2008 was $216,926, an increase of $17,830 or 9.0%, from fiscal 2007 revenue of $199,096. This increase was attributable to increases in revenue in our Media segment of $18,408, and our Promotion segment of $111, offset by a decrease in our Placement segment of $689.

Revenue in fiscal 2007 was $199,096, an increase of $2,992 or 1.5%, from fiscal 2006 revenue of $196,104. This increase was attributable to strength of sales in our Media segment of $16,493, partially offset by a $12,574 and $927 decrease in our Promotion and Placement segments revenue, respectively.

Promotion

Promotion segment revenue in fiscal 2008 was $83,516, an increase of $111 from fiscal 2007 revenue of $83,405. This increase was primarily due to increased revenue in our sampling ($2,200) and OCM ($600) businesses, offset by decreased revenue in AMP ($2,700).

Promotion segment revenue in fiscal 2007 was $83,405, a decrease of $12,574 or 13.1% from fiscal 2006 revenue of $95,979. This decrease was primarily due to decreased revenue in AMP ($9,800) and sampling businesses ($2,300) as certain advertising and promotional campaigns were not executed, offset by increased on-campus marketing sales ($3,800).

Media

Media segment revenue in fiscal 2008 was $81,188, an increase of $18,408 or 29.3% from fiscal 2007 revenue of $62,780. This increase was primarily due to revenue increases in our Channel One ($7,000), display board ($6,000), entertainment ($3,000) and interactive businesses ($2,400).

Media segment revenue in fiscal 2007 was $62,780, an increase of $16,493 or 35.6% from fiscal 2006 revenue of $46,287. Channel One and Frontline, which both were acquired during fiscal 2007, contributed $20,528 in revenue. These contributions and increased revenue in our entertainment business were partially offset by decreases in our interactive, display board businesses ($4,200), as well as print advertisement business ($1,200).

Placement

Placement segment revenue in fiscal 2008 was $52,222, a decrease of $689 or 1.3% from fiscal 2007 revenue of $52,911. The decrease was primarily due to decreases in broadcast and military newspaper revenue ($4,900), partially offset by increases in billboard, college and minority newspaper revenue ($4,200).

Placement segment revenue in fiscal 2007 was $52,911, a decrease of $927 or 1.7% from fiscal 2006 revenue of $53,838. The decrease was primarily due to decreases in multicultural and college newspaper revenue ($3,100), partially offset by increases in billboard, and military advertising revenue ($2,200).

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in fiscal 2008 was $32,981, a decrease of $1,722 or 4.9% from fiscal 2007 cost of goods sold of $34,703. This decrease was primarily due to lower outside and temporary labor ($570), travel ($790), payroll ($920) in AMP Agency as less advertising campaigns were executed during the fiscal year. The expense decrease was partially offset by an increase in cost of goods sold expense ($560) primarily in OCM.

Promotion segment cost of goods sold in fiscal 2007 was $34,703, a decrease of $6,285 or 15.3% from fiscal 2006 cost of goods sold of $40,988. This decrease was primarily due to lower outside and temporary labor and travel and production costs primarily in AMP as less advertising campaigns were executed during the fiscal year. The expense decrease was partially offset by an increase in cost of goods sold expenses in OCM.

Media

Media segment cost of goods sold in fiscal 2008 was $24,419, an increase of $2,454 or 11.1% from fiscal 2007 cost of goods sold of $21,965. This increase was primarily due to increases in production costs ($2,800) such as printing, licenses and store commissions. These increases in cost of goods sold were offset by decreases in temporary labor ($200), travel ($100) and payroll ($100).

Media segment cost of goods sold in fiscal 2007 was $21,965, an increase of $4,036 or 22.5% from fiscal 2006 cost of goods sold of $17,929. Channel One and Frontline, which both were acquired during fiscal 2007, contributed $9,138 in cost of sales expense in fiscal 2007. The increase in cost of goods sold was offset by decreases in our interactive and display board and print advertisement businesses.

Placement

Placement segment cost of goods sold expense in fiscal 2008 was $38,261, a decrease of $1,018 or 2.6% from fiscal 2007 cost of goods sold of $39,279. The decrease is primarily due to a decrease in marketing fees ($1,000).

Placement segment cost of goods sold expense in fiscal 2007 was $39,279, a decrease of $517 or 1.3% from fiscal 2006 cost of goods sold of $39,796. The decrease is in direct proportion to the decrease in our revenue for fiscal 2007.

Operating Expenses

Promotion

Promotion segment operating expenses in fiscal 2008 were $37,035, an increase of $1,953 or 5.6% from fiscal 2007 operating expenses of $35,082. The increase was primarily due to increases in payroll expenses ($2,000) offset by lower general operating expenses ($160).

Promotion segment operating expenses in fiscal 2007 were $35,082, a decrease of $2,804 or 7.4% from fiscal 2006 operating expenses of $37,886. The decrease was primarily due to lower mailing, outside labor, and permits and licenses, as fewer campaigns were executed, lower overall payroll related expenses ($940), and lower travel related expense ($280).

Media

Media segment operating expenses in fiscal 2008 were $45,016, an increase of $9,821 or 27.9% from fiscal 2007 operating expenses of $35,195. The increase was primarily due to increases in payroll ($5,700), maintenance ($1,400), and corporate and facilities costs ($2,700).

Media segment operating expenses in fiscal 2007 were $35,195, an increase of $15,697 or 80.5% from fiscal 2006 operating expenses of $19,498. Channel One and Frontline, which both were acquired during fiscal 2007, contributed $11,743 in operating expenses in fiscal 2007. These increases, along with increases in marketing ($1,200), travel ($600) and payroll related expense ($2,100) were the primary reasons for the increase in operating expenses.

Placement

Placement segment operating expenses in fiscal 2008 were $7,341, an increase of $1,057 or 16.8% from fiscal 2007 operating expenses of $6,284. The increase was primarily due to increases in payroll ($900) and bad debt expense ($520) offset by lower facilities costs ($200).

Placement segment operating expenses in fiscal 2007 were $6,284, a decrease of $639 or 9.2% from fiscal 2006 operating expenses of $6,923. The decrease was primarily due to a decrease in rent and facilities cost.

Corporate

The Corporate segment operating expenses in fiscal 2008 were $926, an increase of $475 from fiscal 2007 operating expenses of $451. The increase is primarily due to an increase in rent and facilities cost.

The Corporate segment operating expenses in fiscal 2007 were $451, a decrease of $1,258 or 73.6% from fiscal 2006 operating expenses of $1,709. The decrease was primarily due to lower payroll related costs and rent and facilities cost.

General and Administrative

Promotion

Promotion segment general and administrative expenses in fiscal 2008 were $4,871, an increase of $1,383 or 39.6% as compared to fiscal 2007 general and administrative expenses of $3,488. The increase was primarily due to higher general corporate and facilities costs ($1,500) offset by lower payroll related expenses ($150).

Promotion segment general and administrative expenses in fiscal 2007 were $3,488, a decrease of $1,725 or 33.1% as compared to fiscal 2006 general and administrative expenses of $5,213. The decrease was primarily due to lower payroll related expenses.

Media

Media segment general and administrative expenses in fiscal 2008 were $1,497, a decrease of $1,430 or 48.8% as compared to fiscal 2007 general and administrative expenses of $2,927. The decrease is primarily due to a decrease in general corporate costs ($1,700) offset by increases in payroll costs ($200).

Media segment general and administrative expenses in fiscal 2007 were $2,927, an increase of $2,456 as compared to fiscal 2006 general and administrative expenses of $471. Channel One and Frontline, which were both acquired during fiscal 2007, contributed $728 to general and administrative expenses for fiscal 2007. These increases, combined with increases in facilities and consulting costs were the primary reasons for the increase.

Placement

Placement segment general and administrative expenses in fiscal 2008 were $2,302, a decrease of $119 or 4.9% as compared to fiscal 2007 general and administrative expenses of $2,421. The decrease was primarily due to decreases in general corporate costs.

Placement segment general and administrative expenses in fiscal 2007 were $2,421, an increase of $969 or 66.7% as compared to fiscal 2006 general and administrative expenses of $1,452. The increase was primarily due to increases in payroll related expenses and general corporate costs.

Corporate

The Corporate segment general and administrative expenses in fiscal 2008 were $10,584, remaining consistent with fiscal 2007 general administrative expenses of $10,658.

The Corporate segment general and administrative expenses in fiscal 2007 were $10,658, an increase of $2,597 or 32.2% from fiscal 2006 general administrative expenses of $8,061. The increase was primarily due to increases in payroll related expenses, stock based compensation, banking and accounting fees, and rent expense.

Depreciation and Amortization

Promotion

Promotion segment depreciation and amortization in fiscal 2008 was $906, and was consistent with fiscal 2007 depreciation and amortization of $904.

Promotion segment depreciation and amortization in fiscal 2007 was $904, an increase of $89 or 11.0% as compared to fiscal 2006 depreciation and amortization of $815. The increase was primarily due to additional customer mailing lists and marketing rights that were acquired during fiscal 2007.

Media

Media segment depreciation and amortization in fiscal 2008 was $4,550, an increase of $1,240 or 37.4%, as compared to fiscal 2007 depreciation and amortization of $3,310. The increase was primarily due to the amortization of mailing lists and acquired intangible assets related our acquisition of Frontline, and fixed assets related to our digital upgrade of Channel One.

Media segment depreciation and amortization in fiscal 2007 was $3,310, an increase of $1,559 or 89.0%, as compared to fiscal 2006 depreciation and amortization of $1,751. The increase was primarily due to the acquired intangible and fixed assets related to our acquisitions of Channel One and Frontline.

Placement

Placement segment depreciation and amortization in fiscal 2008 was $32, which is consistent with fiscal 2007 depreciation and amortization of $33.

Placement segment depreciation and amortization in fiscal 2007 was $33, which is consistent with fiscal 2006 depreciation and amortization of $38.

Corporate

The Corporate segment depreciation and amortization in fiscal 2008 was $941, an increase of $108 or 12.9% as compared to fiscal 2007 depreciation and amortization of $833. The increase was due to normal monthly depreciation and amortization.

The Corporate segment depreciation and amortization in fiscal 2007 was $833, an increase of $72 or 9.5% as compared to fiscal 2006 depreciation and amortization of $761. The decrease was primarily due to fiscal 2007 monthly depreciation and amortization.

Special Charges

In fiscal 2008, we recorded special charges of $288. These special charges related to a trademark impairment in our Media segment of $40 and our Placement segment of $100. In addition, we recorded an impairment charge on our auction rate securities portfolio of $148 in our Corporate segment.

In fiscal 2007, we recorded special charges of $71,628. These special charges related to goodwill impairment in our Media segment in the amount of $48,052 and our Placement segment in the amount of $22,783. In addition, the Company recorded an impairment related to its trademarks and long-live assets in our Media segment totaling $120 and $673, respectively. In fiscal 2006, we recorded special charges in our Corporate segment in the amount of $127 related to the spin-off of dELiA*s, Inc.

Gain on Sale of Operating Asset

In fiscal 2008, we sold our CCS domain name and related assets for cash, recognizing a gain of $5,800. The gain was recorded in our Media segment. There were no such gains recorded in fiscal 2007 or fiscal 2006.

Income (Loss) from Operations

In fiscal 2008, operating income was $10,776, primarily due to increased revenues, a slightly lower cost structure and lower special items. In fiscal 2008, we recorded special charges in the amount of $288, related to impairments on two of our trademarks and our auction rates securities portfolio.

In fiscal 2007, operating loss was $70,065. In fiscal 2007, we recorded special charges in the amount of $71,628 as a result of goodwill impairments in our Placement and Media segments which along with an increased cost structure as a result of the Channel One and Frontline acquisitions were the primary factors that impacted our profitability.

In fiscal 2006, our operating income was $12,686 primarily due to higher program profitability and lower depreciation and amortization, partially offset by higher stock-based compensation expense.

Operating Income (Loss)

Promotion

The Promotion segment operating income in fiscal 2008 was $7,723, a decrease of $1,505, or 16.3% as compared to operating income of $9,228 in fiscal 2007. Operating income in fiscal 2008 decreased due to higher operating expenses and general and administrative expenses as a percentage of sales.

The Promotion segment operating income in fiscal 2007 was $9,228, a decrease of $1,849, or 16.7%, as compared to operating income of $11,077 in fiscal 2006. Operating income in fiscal 2007 decreased due to decreases in revenue and higher operating expenses as a percentage of sales.

Media

The Media segment fiscal 2008 operating income was $11,466 as compared to an operating loss of $49,462 for fiscal 2007. Operating income in fiscal 2008 increased due to increases in revenue, lower production costs, and lower special charges. In fiscal 2008, we sold our CCS domain name and related assets for $5,800 and recorded special charges related to a trademark impairment of $40. In fiscal 2007, we recorded special charges related to goodwill impairment in the amount of $48,845, which is the primary reason for the fiscal 2007 operating loss.

The Media segment fiscal 2007 operating loss was $49,462 as compared to operating income of $6,638 for fiscal 2006. In fiscal 2007, we recorded special charges related to goodwill impairment in the amount of $48,845, which is the primary reason for the fiscal 2007 operating loss. Other factors contributing to the decrease in operating income from fiscal 2006 were Channel One’s operating loss and increases in depreciation and amortization.

Placement

The Placement segment operating income in fiscal 2008 was $4,186 as compared to operating loss of $17,889 in fiscal 2007. In fiscal 2008, we recorded special charges related to a trademark impairment charge of $100. Our operating cost structure in fiscal 2008 was higher as compared to our operating cost structure fiscal 2007. In fiscal 2007, we recorded special charges related to goodwill impairment in the amount of $22,783 which the primary reason for the operating loss.

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

Corporate

The Corporate segment operating loss in fiscal 2008 was $12,599, an increase of $657, or 5.5%, from $11,942 in fiscal 2007. The increase in operating loss for fiscal 2008 as compared to fiscal 2007 was primarily due to increases in stock compensation and payroll, offset by decreases in professional fees.

The Corporate segment operating loss increased $1,284, or 12.0%, to $11,942 in fiscal 2007 from $10,658 in fiscal 2006. The increase in operating loss for fiscal 2007 as compared to fiscal 2006 was primarily due to increases in stock compensation, banking fees, accounting, legal and regulatory costs and rent expense.

Net Interest Expense

Interest expense in fiscal 2008 was $156 and remained consistent with fiscal 2007 interest expense of $154.

Interest expense in fiscal 2007 was $154 as compared to fiscal 2006 interest expense of $2,917. The primary reason for the decrease in interest expense was due to the fiscal 2006 conversion of 98% of our Convertible Debentures that occurred in fiscal 2006. We did incur interest expense related to the conversion prior to fiscal 2006.

Extraordinary Gain

During fiscal 2007, we recognized an extraordinary gain of $5,680, net of alternative minimum tax of $120. Based upon an analysis of our tax provision and the fact that we did not have a federal tax liability we were required to recognize our extraordinary gain net of tax. The extraordinary gain was related to our acquisition of Channel One and was a result of our estimated liabilities at the time of acquisition being lower than we estimated when they were ultimately settled. We did not recognize such a gain in fiscal 2008.

Income Taxes

Income tax expense in fiscal 2008 was $484 at an effective rate of 4.4%. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provision for fiscal 2008 was primarily due to the alternative minimum tax on our pretax income and gain on sale of our CCS domain name and related assets and state income taxes.

Income tax expense in fiscal 2007 was $481 at an effective rate of 0.7%. Due to our history of incurring operating losses, we established a valuation allowance on all our deferred tax assets. Accordingly, the tax provision for fiscal 2007 was primarily due to the alternative minimum tax and state income taxes.

Income tax expense in fiscal 2006 was $750 at an effective rate of 11.6%. Due to our history of incurring operating losses, we established a valuation allowance on all of our deferred tax assets. Accordingly, the tax provision for fiscal 2006 was primarily due to alternative minimum tax and state income taxes.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities was $26,385 for fiscal 2008. Factors contributing to our cash provided by operations were net income of $10,435, and noncash items totaling $11,208 which included impairment charges, depreciation and amortization, and stock based compensation expense, and changes in working capital of $10,542 mainly attributable to a decrease in accounts receivable, offset by a gain on the sale of our CCS domain name of $5,800.

Cash provided by operating activities was $7,881 for fiscal 2007. Factors contributing to our cash provided by operations were net loss of $64,392, and noncash items totaling $75,348 which included impairment charges, extraordinary gain, depreciation and amortization, loss on disposal of equipment and stock based compensation expense, offset by changes in working capital of $3,075 mainly attributable to an increase in accounts receivable.

Cash provided by operating activities was $7,428 for fiscal 2006. Factors contributing to our cash provided by operations were noncash items totaling $7,471 which included depreciation and amortization and stock based compensation expense, changes in working capital of $7,190 mainly attributable to an increase in accounts receivable, offset by net loss of $7,233.

Investing Activities

Cash provided by investing activities was $6,198 in fiscal 2008 as compared to cash used in investing activities of $5,698 and $23,506 for fiscal 2007 and fiscal 2006, respectively.

Capital expenditures were $7,313, $17,087 and $2,403, for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Capital expenditures for fiscal 2008 and 2006 were primarily for general operating purposes. Capital expenditures for fiscal 2007 were for a combination of general operating purposes as well as providing a digital upgrade to Channel One existing infrastructure. In fiscal 2008, our net acquisitions resulted in a source of cash of $1,518 primarily as a result of the Fulgent acquisition. In fiscal 2007, our net acquisitions resulted in a source of cash of $1,011 primarily as a result of the Channel One acquisition. Cash used to fund acquisitions, net of cash acquired was $995 for fiscal 2006.

In fiscal 2008, we sold our CCS domain name and related assets for $5,800.

Our short-term investment portfolio increased by $7,730 for fiscal 2008, decreased $12,115 for fiscal 2007 and increased $19,945 for fiscal 2006. Fluctuations in our short-term investment portfolio are primarily dependent upon our operating needs and we may liquidate portions of our portfolio for these purposes.

Financing Activities

Cash used in financing activities was $12,737 for fiscal 2008, as a result of the paydown of our loan of $4,000 under our Credit Facility (as defined below), cash used for debt conversions of $1,255 and repurchases of our common stock of $7,498. Cash provided by financing related to the exercise of stock options was $16, $638 and $1,015 for fiscal 2008, 2007 and 2006, respectively.

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

On August 15, 2007, the Company entered into a credit agreement with Bank of America, N.A. which was amended from time to time during fiscal 2008 (the “Credit Facility”). Most recently, it was amended and restated on April 9, 2009. At January 31, 2009, the Company had no outstanding borrowing on the Credit Facility.

The Credit Facility currently consists of a three year term $25,000 revolving loan (the “Revolver”), which may be drawn upon at any time while the Company is in compliance with the covenants and other borrowing terms, and a letter of credit facility which has a $2,000 issuance sublimit. Any letters of credit will reduce the available commitment under the Revolver on a dollar-for-dollar basis.

The loans and other obligations under the Credit Facility are guaranteed by wholly owned direct and indirect operating subsidiaries of the Company, with a requirement that the Credit Facility be additionally guaranteed by any future subsidiaries of the Company.

Any borrowings under the Credit Facility and letters of credit will bear interest at annual rates as detailed in the Credit Facility and are based on the Eurodollar rate plus 1.00% - 2.00% depending on the Company’s twelve month EBITDA. In addition, the Company is required to pay quarterly an unused commitment fee and a letter of credit fee if the Company enters into a letter of credit arrangement. Total commitment fees paid by the Company under the Credit Facility before the April 2009 modification totaled $65 and $24 for fiscal 2008 and fiscal 2007, respectively.

The Credit Facility contains affirmative and restrictive covenants that require the Company to meet certain financial, business operations and other criteria. From time to time, the Company may not be able to satisfy the covenants, and the Company may be out of compliance with the provisions of the Credit Facility. In past instances, the Company has obtained waivers and amendments to the Credit Facility. In the future, the Company may, as necessary, need to seek waivers or renegotiate the terms and conditions of the Credit Facility to remain in compliance. The Company cannot give assurance, however, that Bank of America will agree to any such waiver or amendment and it could demand that the Company pay any outstanding amounts and terminate the Credit Facility. In this case, the Company may not have access to working capital should its business activities require funds in excess of cash generated by the Company’s ongoing operating activities.

At January 31, 2009, the Company was in compliance with all the financial ratios and other terms and conditions as stated in the Credit Facility or as waived by Bank of America. We continually project our anticipated cash requirements, which include our working capital needs, potential acquisitions and interest payments. Funding requirements may be financed primarily through our operations, the sale of equity, the use of our credit facility, or through equity-linked and debt securities. We believe that cash generated from operations and amounts available under our Credit Facility are adequate to meet our reasonably foreseeable operating and capital expenditure requirements as well as stock repurchase and acquisition activities.

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

In December 2008, the board of directors authorized $7,000 for use in the repurchase of our common stock. As of January 31, 2009, our unused repurchase authorization for our common stock was approximately $6,600.

During fiscal 2008, Alloy liquidated $7,730 of its auction rate securities portfolio. We have been unable to obtain third party pricing for the remaining balance. As a result, we were required to independently value these securities and as result recorded an impairment charge of $148 against the remaining balance. At January 31, 2009, our auction rates securities balance was $1,152. We do not believe that we will be able to liquidate the securities within the next twelve months and consider these assets long-term in nature.

Contractual Obligations

The following table presents our significant contractual obligations as of January 31, 2009:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations(a)	21,066	4,254	7,824	5,708	3,280
Capital lease obligations (including interest)(b)	35	17	18	—	—
Purchase obligations(c)	27,181	20,190	5,582	1,313	96
Other(d)	1,261	—	1,261	—	—

Total	$49,543	$24,461	$14,685	$7,021	$3,376

(a)	Our long-term noncancelable operating lease commitments are for office space, warehouse facilities and equipment.
(b)	Our long-term noncancelable capital lease commitments are for equipment.
(c)	Our purchase obligations are primarily related to inventory commitments, service agreements, and capital expenditure purchases.
(d)	Our adoption of FIN 48 resulted in a liability of $1,261 of which $0 was settled.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Promotion, Media, and Placement segment revenue is generated as a result of the media and marketing services we provide through these segments, including advertising in Company owned or represented media properties, execution of marketing events, or shipment of products. Revenues for these services are recognized, net of the commissions and agency fees, when the underlying advertisement is published, broadcast or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an impression or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized in the month that the catalog is mailed. The revenues earned in connection with publishing activities are recognized upon publication of such property. Contract revenue is recognized upon the delivery of the contracted services and when no significant Company performance obligation remains. Service revenue is recognized as the contracted services are rendered. Product revenue from the Company’s college-focused specialty marketing business, OCM, is recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. Revenues from the Company’s sampling business are earned when the products are shipped to venue locations.

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

Operating Leases

Rent expense for operating leases, which may have escalating rates over the term of the lease, is recorded on a straight-line basis over the initial lease term (including any “rent abatement” period, if applicable, whereby rent payments are abated for a specific period or periods under the terms of the lease). The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss, if any. The Company generally determines the value of other indefinite-lived assets such as trademarks using the income approach. As a result of the Company’s impairment testing, the Company recorded an impairment of approximately $140 and $70,955 in fiscal 2008 and fiscal 2007, respectively.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets such as fixed assets, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. As a result of the Company’s impairment testing, the Company recorded an impairment of approximately $673 in fiscal 2007. The Company did not have any impairment charges for fiscal 2008.

Valuation of Stock Options and Warrants

For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by the Company. For the calculation of stock-based compensation expense in accordance with SFAS 123R, Accounting for Stock Based Compensation (“SFAS 123R”), we utilize the Black-Scholes method to determine the fair value of stock options.

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

As of January 31, 2009, the Company’s financial assets consist of $1,152 of auction rate securities that are not material to the Company’s overall financial position. These securities are classified as long-term assets as the Company does not believe that these securities will liquidate over the next twelve months.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and cannot be applied before that date. The Company adopted the provisions of SFAS 141(R) on February 1, 2009. The Company is currently assessing what impact, if any, the adoption will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) which establishes accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding noncontrolling interests, sometimes called minority interest. The standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent’s equity; that the amount of net income attributable to the parent and the noncontrolling interest be separately presented on the consolidated statement of income; requires consistency in accounting standards applied to changes in a parent’s interest; fair value measurement upon deconsolidation of a non-controlling interest; and requires sufficient disclosures that clearly identifies and distinguishes between the interests of the noncontrolling owners.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. The Company adopted the provisions of FSP No. FAS 142-3 on February 1, 2009. The Company is currently assessing what impact, if any, the adoption will have on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS 128, “Earnings Per Share.” This guidance will be effective for disclosure beginning with our first quarter 2009 Form 10-Q with retrospective application required. We do not expect the adoption of this guidance to have a material effect on our earnings per share disclosures.

Inflation

In general, our costs are affected by inflation and we may experience the effects of inflation in future periods. Such effects have not been material to us in the past and we believe will not materially affect us in the future.

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

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction rate securities, and as a result we have reclassified these securities to long-term assets. At January 31, 2009, we were unable to obtain market values on our portfolio. As a result, we were required to obtain a valuation of these securities. In conjunction with this valuation, we recorded $148 of impairment charges on our portfolio. As of January 31, 2009, we held auction rate securities with a fair value of approximately $1,152. These securities are interest-bearing debt obligations of third parties. We do not believe that we will be able to liquidate these securities over the next twelve months.

Item 8.	Financial Statements and Supplementary Data

ALLOY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alloy, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Alloy, Inc. and its subsidiaries (the “Company”), as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule included in Part IV, Item 15 of the Company’s Form 10K. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alloy, Inc. and its subsidiaries at January 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
April 13, 2009

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$32,116	$12,270
Marketable securities	—	9,030
Accounts receivable, net of allowance for doubtful accounts of $1,757 and $1,971, respectively	29,693	32,530
Unbilled accounts receivable	6,341	8,164
Inventory	3,163	3,242
Other current assets	5,122	4,987

Total current assets	76,435	70,223
Fixed assets, net	23,180	20,199
Goodwill	50,335	50,111
Intangible assets, net	9,065	7,389
Other assets	1,704	494

Total assets	$160,719	$148,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,255	$10,717
Deferred revenue	15,822	11,956
Bank loan payable	—	4,000
Accrued expenses and other current liabilities	17,682	14,615

Total current liabilities	47,759	41,288
Senior convertible debentures	—	1,397
Other long-term liabilities	2,493	2,400

Total liabilities	50,252	45,085

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding: 15,582 and 15,377, respectively	155	152
Additional paid-in capital	449,602	445,406
Accumulated deficit	(316,663)	(327,098)

	133,094	118,460
Less treasury stock, at cost: 2,699 and 1,243 shares, respectively	(22,627)	(15,129)

Total stockholders’ equity	110,467	103,331

Total liabilities and stockholders’ equity	$160,719	$148,416

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended January 31,
	2009	2008	2007
Revenues:
Services revenue	176,350	159,129	159,953
Product revenue	40,576	39,967	36,151

Total revenue	$216,926	$199,096	$196,104

Costs of revenue:
Costs of services	84,192	84,268	87,427
Costs of products sold	11,469	11,679	11,286

Total costs of revenue:	95,661	95,947	98,713

Expenses:
Operating	90,318	77,012	66,016
General and administrative	19,254	19,494	15,197
Depreciation and amortization**	6,429	5,080	3,365
Special charges	288	71,628	127

Total expenses	116,289	173,214	84,705

Gain on sale of operating assets	5,800	—	—

Operating (loss) income	10,776	(70,065)	12,686
Interest expense	(156)	(154)	(2,917)
Interest income	317	1,122	1,655
Debt conversion expense	—	—	(17,904)
Other items, net	(18)	(494)	(3)

Income (loss) before income taxes	10,919	(69,591)	(6,483)
Income taxes	(484)	(481)	(750)

Income (loss) before extraordinary item	10,435	(70,072)	(7,233)
Extraordinary gain (net of tax)	—	5,680	—

Net income (loss)	$10,435	$(64,392)	$(7,233)

Basic net earnings (loss) per share:
Earnings (loss) before extraordinary item	$0.78	$(5.24)	$(0.58)

Extraordinary gain	$—	$0.43	$—

Basic net earnings (loss) per share	$0.78	$(4.82)	$(0.58)

Diluted net earnings per share:
Earnings before extraordinary item	$0.78	$(5.24)	$—

Extraordinary gain	$—	$0.43	$—

Diluted net earnings per share	$0.78	$(4.82)	$—

Weighted average shares outstanding:
Basic	13,329	13,362	12,541

Diluted	13,414	13,362	12,541

**	Includes amortization of intangibles of $2,073, $1,739 and $1,294 for the year ended January 31, 2009, 2008, and 2007, respectively.

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Income (Deficit)	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at January 31, 2006	11,874	$119	$363,689	$(254,459)	(194)	$(4,165)	$105,184
Net loss	—	—	—	(7,233)	—	—	(7,233)
Issuance of common stock for:
Conversion of debentures	2,026	20	67,883	—	—	—	67,903
Acquisitions	273	3	3,497	—	—	—	3,500
Stock option plans	121	1	1,014	—	—	—	1,015
Restricted grants	404	4	(4)	—	—	—	—
Purchase of treasury stock				—	(957)	(10,047)	(10,047)
Share based compensation	—	—	2,825	—	—	—	2,825
Distribution to stockholders for spinoff of dELiA*s	—	—	(476)	—	—	—	(476)

Balance at January 31, 2007	14,698	$147	$438,428	$(261,692)	(1,151)	$(14,212)	$162,671
Adoption of FIN 48	—	—	—	(1,014)	—	—	(1,014)
Net loss	—	—	—	(64,392)	—	—	(64,392)
Issuance of common stock for:
Acquisitions	150	1	1,810	—	—	—	1,811
Sconex earnout	68	1	788	—	—	—	789
Stock option plans	77	1	637	—	—	—	638
Restricted grants	319	2	(2)	—	—	—	—
Sconex shares subject to restriction	65	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(92)	(917)	(917)
Share based compensation	—	—	3,745	—	—	—	3,745

Balance at January 31, 2008	15,377	$152	$445,406	$(327,098)	(1,243)	$(15,129)	$103,331
Net income	—	—	—	10,435	—	—	10,435
Issuance of common stock for:
Stock option plans	3	—	16	—	—	—	16
Restricted grants	202	3	(3)	—	—	—	—
Conversion of debentures	—	—	142	—	—	—	142
Purchase of treasury stock—buyback, shares withheld for taxes	—	—	—	—	(1,456)	(7,498)	(7,498)
Share based compensation	—	—	4,041	—	—	—	4,041

Balance at January 31, 2009	15,582	$155	$449,602	$(316,663)	(2,699)	$(22,627)	$110,467

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$10,435	$(64,392)	$(7,233)
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	—	(5,680)	—
Gain on sale of assets	(5,800)
Depreciation and amortization of fixed assets	4,356	3,341	2,072
Amortization of debt issuance costs and other	—	—	1,280
Amortization of intangible assets	2,073	1,739	1,294
Loss on disposition of fixed assets	—	575	—
Impairment charges attributable to goodwill, indefinite-lived assets and long-lived assets and investments	288	71,628	—
Provision for losses on accounts receivable	450	(375)	1,034
Compensation charge for restricted stock and issuance of options	4,041	3,745	2,825
Changes in operating assets and liabilities:
Accounts receivable	8,398	(4,650)	11,915
Inventory and other assets	(100)	587	19
Accounts payable, accrued expenses, and other	2,244	1,363	(5,778)

Net cash provided by operating activities	26,385	7,881	7,428

Cash Flows from Investing Activities
Capital expenditures	(7,313)	(17,087)	(2,403)
Acquisition of companies, net of cash acquired	1,518	1,011	(995)
Proceeds from sale of assets	5,800	—	—
Purchases of marketable securities	—	(20,675)	(33,111)
Proceeds from the sales and maturity of marketable securities	7,730	32,790	13,166
Purchase of domain name / mailing list / marketing rights	(1,537)	(1,737)	(163)

Net cash provided by (used in) investing activities	6,198	(5,698)	(23,506)

Cash Flows from Financing Activities
Cash payment to dELiA*s, Inc. pursuant to spinoff	—	—	(8,155)
Proceeds from line of credit	—	4,000	—
Issuance of common stock	16	638	1,015
Repurchase of common stock	(7,498)	(917)	(10,047)
Debt conversion	(1,255)	—	—
Payment of bank loan payable	(4,000)	—	—

Net cash (used in) provided by financing activities	(12,737)	3,721	(17,187)

Net change in cash and cash equivalents	19,846	5,904	(33,265)
Cash and cash equivalents:
Beginning of period	12,270	6,366	39,631

End of period	$32,116	$12,270	$6,366

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.	Business

Alloy, Inc. (the “Company” or “Alloy”) is one of the country’s largest providers of media and marketing programs offering advertisers the ability to reach youth and non-youth targeted consumer segments through a diverse array of assets and marketing programs, including interactive, display, direct mail, content production and educational programming. Collectively, our businesses operate under the umbrella name Alloy Media + Marketing, but the division brand names continue to receive recognition, such as Alloy Education, Alloy Entertainment, Alloy Marketing and Promotions (“AMP”), Alloy Access and On Campus Marketing (“OCM”).

Each of the Company’s businesses falls in one of three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our AMP, OCM and sampling divisions. The Media segment is comprised of company-owned and represented media assets, including our display board, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and college guides, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

2.	Summary of Significant Accounting Policies

Fiscal Year

Alloy’s fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., “fiscal 2008” refers to the fiscal year ended January 31, 2009).

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

Promotion, Media, and Placement segment revenue is generated as a result of the media and marketing services we provide through these segments, including advertising in Company owned or represented media properties, execution of marketing events, or shipment of products. Revenues for these services are recognized, net of the commissions and agency fees, when the underlying advertisement is published, broadcast or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an impression or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized in the month that the catalog is mailed. The revenues earned in connection with publishing activities are recognized upon publication of such property. Contract revenue is recognized upon the delivery of the contracted services and when no significant Company performance obligation remains. Service revenue is recognized as the

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

contracted services are rendered. Product revenue from the Company’s college-focused specialty marketing business, OCM, is recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. Revenues from the Company’s sampling business are earned when the products are shipped to venue locations.

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

Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Generally, Placement segment receivables and Media segment display board receivables are normally invoiced in the month following the receipt of the proof-of-performance documentation. At January 31, 2009 and 2008, accounts receivable included approximately $6,341 and $8,164, respectively, of unbilled receivables.

Operating Leases

Rent expense for operating leases, which may have escalating rates over the term of the lease, is recorded on a straight-line basis over the initial lease term (including any “rent abatement” period, if applicable, whereby rent payments are abated for a specific period or periods under the terms of the lease). The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease.

Concentration of Credit Risk

The Company’s cash and cash equivalents are held in U.S. institutions and consist of operating cash, a prime money market and a U.S. Treasury money market fund. The Company periodically reviews its money market portfolios and the financial stability of the respective U.S. institutions to ensure that is investments continue to be highly liquid and secure. The Company does not believe that is current portfolios or the financial institutions that hold these investments pose a credit risk.

Alloy provides media, marketing, advertising placement and event promotion services to over one thousand clients who operate in a variety of industry sectors. Alloy extends credit to qualified clients in the ordinary course of its business. Due to the diversified nature of its client base, Alloy does not believe that it is exposed to a concentration of credit risk based upon its customer base.

The Company owns auction rate securities with a book value of $1,152 which is not material to the Company’s overall financial position.

During fiscal 2008, Alloy reclassified its auction rate securities portfolio balance to long-term assets, as Alloy does not believe that these securities will liquidate over the next twelve months.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

On an ongoing basis, Alloy evaluates its investment in debt and equity securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company performed a review of its total portfolio at January 31, 2009 and evaluated the portfolio for other then temporary impairment. The Company concluded that the portfolio was impaired by $148.

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

Inventory

Inventory is recorded on the balance sheet, net of reserves, at the lower of cost or market value. Cost is principally determined using the first-in, first-out method (or average cost). The inventory relates to our OCM business and consists primarily of merchandise goods.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss, if any. The Company generally determines the value of other indefinite-lived assets such as trademarks using the income approach. As a result of the Company’s impairment testing, the Company recorded an impairment of approximately $140 and $70,955 in fiscal 2008 and fiscal 2007, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets such as fixed assets, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. As a result of the Company’s impairment testing, the Company recorded an impairment of approximately $673 in fiscal 2007. The Company did not have any impairment charges in fiscal 2008.

Valuation of Stock Options and Warrants

For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by the Company. For the calculation of stock-based compensation expense in accordance with SFAS 123R, Accounting for Stock Based Compensation (“SFAS 123R”), we utilize the Black-Scholes method to determine the fair value of stock options.

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

Net Earnings (Loss) Per Share

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

Diluted earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company excludes outstanding stock options, and warrants to purchase common stock, common stock issuable upon conversion of the 5.375% Senior Convertible Debentures due August 1, 2023 (“Convertible Debentures” or “Debentures”) and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted earnings per common share in cases where the inclusion of such securities would be antidilutive.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per share for fiscal 2008, 2007 and 2006:

	Fiscal year ended January 31,
	2009	2008	2007
Basic
Numerator:
Income (loss) before extraordinary item	$10,435	$(70,072)	$(7,233)
Extraordinary gain (See Note 6)	—	5,680	—

Income (loss)	$10,435	$(64,392)	$(7,233)
Denominator:
Weighted-average common shares	13,329	13,362	12,541

Weighted-average basic shares outstanding	13,329	13,362	12,541
Earnings (loss) per basic share before extraordinary item	$0.78	$(5.24)	$(0.58)
Extraordinary item per share	—	0.43	—

Earnings (loss) per basic share	$0.78	$(4.82)	$(0.58)

Diluted
Numerator:
Income (loss) before extraordinary item	$10,435	$(70,072)	$(7,233)
Extraordinary gain (See Note 6)	—	5,680	—

Income (loss)	$10,435	$(64,392)	$(7,233)
Denominator:
Weighted-average common shares	13,329	13,362	12,541
Weighted-average common shares subject to repurchase	85	—	—

Weighted-average diluted shares outstanding	13,414	13,362	12,541
Earnings per diluted share before extraordinary item	$0.78	$(5.24)	$—
Extraordinary item per share	—	0.43	—

Earnings per diluted share	$0.78	$(4.82)	$—

Shares of unvested restricted stock outstanding are subject to repurchase by the Company in certain circumstances and are therefore not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net earnings per share are detailed in the following table for the fiscal year ended January 31, 2009:

Fiscal year ended January 31, 2009
Options and warrants to purchase common stock*	2,545
Restricted Stock	478

Total	3,023

*	For the fiscal year ended January 31, 2009, all of the Company’s outstanding options (with exercise prices per share ranging from ($5.12 - $32.24), were excluded from the calculation. Also excluded in both periods were warrants to purchase 255 shares of common stock with an average exercise price of $76.52.

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

As of January 31, 2009, the Company’s financial assets consist of $1,152 of auction rate securities that are not material to the Company’s overall financial position. These securities are classified as long-term assets as the Company does not believe that these securities will liquidate over the next twelve months.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and cannot be applied before that date. The Company adopted the provisions of SFAS 141(R) on February 1, 2009. The Company is currently assessing what impact, the adoption will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) which establishes accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding noncontrolling interests, sometimes called minority interest. The standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent’s equity; that the amount of net income attributable to the parent and the noncontrolling interest be separately presented on the consolidated statement of income; requires consistency in accounting standards applied to changes in a parent’s interest; fair value measurement upon deconsolidation of a non-controlling interest; and requires sufficient disclosures that clearly identifies and distinguishes between the interests of the noncontrolling owners.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. The Company adopted the provisions of FSP No. FAS 142-3 on February 1, 2009. The Company is currently assessing what impact, if any, the adoption will have on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS 128, “Earnings Per Share.” This guidance will be effective for disclosure beginning with the Company’s first quarter 2009 Form 10-Q with retrospective application required. The Company does not expect the adoption of this guidance to have a material effect on its earnings per share disclosures.

Reclassifications

Certain balances in the prior years have been reclassified to conform to the current year presentation.

3.	Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS 123R, Share-Based Payment. The Company chose the prospective method of adoption.

Stock Options

As more fully described in Note 12, the Company has granted stock options to employees, directors, and consultants under various stock incentive plans. Stock option expense for fiscal 2008 and fiscal 2007 was $1,591 and $1,675, respectively, of which $1,202 and $1,230, respectively, was included in operating costs in the Consolidated Statement of Operations and $389 and $445, respectively, was included in general and administrative expenses in the Consolidated Statement of Operations. As of January 31, 2009, the total unrecognized stock option compensation expense in the aggregate was $2,865. The unrecognized stock option compensation expense is expected to be recognized over a weighted average period of 1.99 years. At January 31, 2009, the weighted-average remaining contractual term of the outstanding options and fully vested exercisable options was 6.1 and 4.2 years, respectively. The aggregate intrinsic value of the fully vested exercisable “in-the-money” shares at January 31, 2009 was approximately $0.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following is a summary of Alloy’s stock option activity for fiscal 2008, fiscal 2007 and fiscal 2006:

	Fiscal year ended January 31,
	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,778	13.15	1,693	$13.15	1,542	$13.49
Options granted	564	7.36	309	11.43	561	11.60
Options exercised	(3)	6.12	(77)	8.21	(121)	8.37
Options forfeited or expired	(49)	11.88	(147)	12.18	(289)	14.05

Outstanding, end of year	2,290	11.76	1,778	$13.15	1,693	$13.15

Fully vested and exercisable, end of year	1,285	13.88	1,077	$14.61	942	$15.38

Available for future grants	1,111

The total intrinsic value of options exercised during fiscal 2008, fiscal 2007, and fiscal 2006 was $3, $279, and $526, respectively. The total fair value of stock options that vested during fiscal 2008, fiscal 2007, and fiscal 2006 was approximately $1,635, $1,443, and $1,207, respectively.

The weighted-average fair value of each option as of the grant date was $3.02, $5.06, and $5.05 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal year ended January 31,
	2009	2008	2007
Risk-free interest rates(a)	1.75%	4.66%	4.95%
Expected term of the option(b)	4.50 years	4.50 years	4.6 years
Expected volatility(c)	51.6%	56.7%	52.8%
Expected dividend yields	—	—	—

(a)	The risk-free interest rate is based approximately upon the average rate of the two and five year U.S. Treasury note in effect at the time of the option grant.
(b)	The expected term of the option is determined based on the vesting term and contractual life of the option.
(c)	Expected volatility is calculated based on the daily historical volatility of The NASDAQ Stock Market LLC closing price of the Company’s stock using a period consistent with the expected term of the option.

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Summarized information about Alloy’s stock options outstanding and exercisable at January 31, 2009 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Options	Average Life	Average Exercise Price	Options	Average Exercise Price
$5.12 – $10.50	988	7.56 years	$7.98	367	$8.09
$10.50 – $21.00	1,121	5.50 years	13.00	737	13.87
$21.00 – $32.24	181	1.77 years	24.58	181	24.58

$5.12 – $32.24	2,290	6.09 years	$15.18	1,285	$15.51

Restricted Stock

As more fully described in Note 12, the Company has awarded restricted shares of common stock to directors and certain employees. Restricted stock expense for fiscal 2008, fiscal 2007, and fiscal 2006 was $2,447, $2,070, and $1,269, respectively, of which $1,188, $1,085, and $559, respectively, was included in operating costs in the Statement of Operations and $1,259, $985, and $710, respectively, was included in general and administrative expenses in the Statement of Operations. The majority of these awards have restrictions tied to continuing employment and vest over periods of up to seven years. The cost of these awards is calculated based upon the fair market value on the date of grant, net of estimated forfeitures and is expensed ratably over the vesting period. During fiscal 2008, the Company awarded 29 restricted shares to its CEO and COO, respectively, tied to continuing employment and certain market conditions tied to the Company’s stock appreciation. These awards were valued using the Monte Carlo model and are expensed ratably over a derived service period of two years. During fiscal 2008, the Company awarded 202 restricted shares with a weighted average life of three years and a fair market value of $1,487.

Unearned compensation expense related to restricted stock grants at January 31, 2009 was $3,716. The expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

The following is a summary of restricted stock activity for fiscal 2008, 2007 and 2006:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Shares	Weighted-Average Fair Value Per Share	Shares	Weighted-Average Fair Value Per Share	Shares	Weighted-Average Fair Value Per Share
Unvested at February 1	589	$11.46	319	$12.75	47	$23.24
Granted	202	7.34	324	10.17	404	11.91
Vested	(206)	11.54	(34)	11.28	(107)	14.75
Forfeited	(22)	10.81	(20)	11.34	(25)	11.45

Unvested at January 31	563	$9.97	589	$11.46	319	$12.75

During fiscal 2008, employees surrendered to the Company approximately 68 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of their restricted stock.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Warrants

The following table summarizes all warrant activity:

	Fiscal year ended January 31,
	2009	2008	2007
Outstanding, beginning of year	267	280	382
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants canceled or expired	(12)	(13)	(102)

Outstanding, end of year	255	267	280

At January 31, 2009, there were warrants to purchase 255 shares of our common stock outstanding and exercisable with an average exercise price of $76.52 per share and a weighted average contractual term of 2.98 years.

4.	Detail of Certain Balance Sheet Accounts

	January 31,
	2009	2008
Marketable securities
Auction rate securities	$—	$9,030

	$—	$9,030

Fixed assets, at cost
Computer equipment and software	$12,004	$10,709
Machinery and equipment	29,656	24,570
Office furniture and fixtures	2,379	2,242
Leasehold improvements	2,827	2,179

	46,866	39,700
Accumulated depreciation and amortization	(23,686)	(19,501)

	$23,180	$20,199

Accrued expenses and other current liabilities
Deferred acquisition costs	$296	$308
Accrued compensation and sales commissions	6,121	5,387
Program accrual(1)	4,791	3,543
Promotions accrual(2)	630	1,229
Other	5,844	4,148

	$17,682	$14,615

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.
(2)	The promotion accrual consists primarily of hourly outside labor costs and travel and expense related fees.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

5.	Acquisitions

Alloy completed acquisitions during each of fiscal 2008, fiscal 2007 and fiscal 2006. All of the acquisitions have been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy’s management based on available information and on assumptions as to future operations. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The purchase price allocations for the fiscal 2007 acquisitions are subject to revision based on the final determination of the fair value of the assets acquired and liabilities assumed as of the date of acquisitions. For all acquisitions that involved escrow shares, the value of these shares has been included in the initial purchase price allocation. Any subsequent changes are reflected as an adjustment to goodwill. The amounts allocated to goodwill for certain acquisitions may also change in the future pending the outcome of other contingent arrangements, such as earn-outs, as described below. A description of certain of Alloy’s acquisitions and their impact in fiscal 2008, fiscal 2007 and fiscal 2006 is as follows:

Fiscal 2008 Acquisitions

Fulgent Media Group, Inc.

On August 1, 2008, the Company acquired the operating assets of Fulgent Media Group, Inc. (“Fulgent”), a full-service media agency which provides media, advertising, research and consulting services. The Company paid cash of $596 to acquire Fulgent’s assets, subject to a working capital adjustment. The Company also agreed to pay an additional potential earn-out payment of up to approximately $8,000 based on the EBITDA performance of Fulgent over the next three and one-half years. The earn-out payment is payable annually in cash or a combination of cash and shares of Company common stock, with the maximum number of shares issuable representing 30% of the earn-out amount.

In conjunction with the acquisition, the Company has made a preliminary allocation of purchase price and estimated client relationships with a fair value of $991 and a useful life of three years.

The results of operations of Fulgent, since the date of acquisition, have been included in the accompanying consolidated financial statements. Fulgent is a part of the Company’s AMP division of its Promotion segment. The acquisition was not considered significant and, as such, pro forma information is not required.

gURL.com

On November 21, 2008, the Company acquired gURL.com (www.gurl.com) for approximately $700. gURL.com is an online community and content site for teenage girls, featuring stories, games and interactive content.

In conjunction with the acquisition, the Company has made a preliminary allocation of purchase price and estimated the website with a fair value of $655 and a useful life of three years.

The results of operations of gURL.com, since the date of acquisition, have been included in the accompanying consolidated financial statements. gURL.com is a part of the Company’s Media segment. The acquisition was not considered significant and, as such, pro forma information is not required.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

TAKKLE.com

On January 26, 2009, the Company acquired the operating assets of TAKKLE.com (www.takkle.com), a prominent online resource and college recruitment website for high school sports. The Company paid approximately $317 in cash and assumed $431 in liabilities. The Company agreed to pay an additional potential earn-out payment equal to 1.5x by which gross revenue, as defined in the purchase agreement, exceeds $750 for a period commencing January 27, 2009 through April 20, 2010, a span of 450 days.

In conjunction with the acquisition, the Company has made a preliminary allocation of purchase price and identified specific intangible assets consisting of a website with a fair value of $567 and a useful life of 3 years and non-competition agreements with a fair value of $125 and a useful life of one year.

The results of operations of TAKKLE.com since the date of acquisition have been included in the accompanying consolidated financial statements. TAKKLE.com is a part of the Company’s Media segment. The acquisition was not considered significant and, as such, pro forma information is not required.

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

During the third quarter of fiscal 2007, the Company made an adjustment to working capital and recorded a $300 increase to Frontline’s goodwill. The Company made a preliminary allocation of purchase price and recorded approximately $3,203 of goodwill representing the excess purchase price over the fair value of the net assets acquired. In addition, the Company identified specific intangible assets consisting of: trademarks with a fair value of $100 and a useful life of three years, client relationships with a fair value of $300 and a useful life of three years, and non-competition agreements with a fair value of $120 and a useful life of five years. During the fourth quarter of fiscal 2008, the Company amended the original acquisition agreement and recorded a one-time operating expense item of $500. The acquisition was not considered significant, and, as such, proforma information is not required.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Channel One’s programming is delivered daily during the school year, via satellite, and reaches millions of students. The results of Channel One’s operations since the date of acquisition have been included in the accompanying consolidated financial statements. During the third and fourth quarter of fiscal 2007, the Company recognized an extraordinary gain of $5,680 (net of taxes), which is discussed in Note 6. Channel One is a part of the Company’s Media segment. The SEC has indicated that the financial reports relating to the Channel One acquisition were complete, and there is no need for the Company to provide separate financial statements or pro forma financial statements.

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

During fiscal 2007, the Company settled the earn-out and paid to all former Sconex shareholders $789 in cash and $788 in common stock and to those former Sconex shareholders who remained in the Company’s employ, $109 in Company common stock, which stock is subject to the Company’s right to repurchase under certain conditions. The acquisition was not considered significant, and, as such, proforma information is not required.

6.	Other Items

Gain on Sale of Operating Asset

On November 5, 2008, the Company sold the CCS domain name and related trademarks to dELiA*s, Inc. for $5.8 million in cash. As a result the Company recorded a “gain on sale of operating asset” on its Consolidated Statement of Operations.

Extraordinary Gain

In fiscal 2007, in conjunction with the Channel One acquisition, which is more fully described in Note 5, the Company assumed certain liabilities of Channel One, which had an estimated value of $8,600 at acquisition. The actual fair value of certain assumed contract obligations and severance agreements, after all tax considerations, was subsequently determined to be $2,800, or $5,800 less than $8,600, the amount originally estimated. As a result, the Company recorded an extraordinary gain of $5,680, net of tax of $120.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

7.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2009 and January 31, 2008 are as follows:

	Fiscal year ended January 31,
	2009	2008
Gross balance, beginning of year	$61,728	$130,835
Goodwill acquired during the year	—	2,998
Net adjustments to purchase price of prior acquisitions(1)	224	(1,270)
Impairment of goodwill(2)	—	(70,835)

Gross balance, end of the year	61,952	61,728
Accumulated goodwill amortization, prior to the adoption of SFAS 142	(11,617)	(11,617)

Net balance, end of year	$50,335	$50,111

(1)	In fiscal 2008, the Company recorded contingent earn-out payments in the amount of $224. In fiscal 2007, a previously recorded contingent earn-out in the amount of $1,270 was reversed out of goodwill because it was not earned.
(2)	During the fourth quarter of fiscal 2007, Alloy reviewed its goodwill for impairment, using a discounted cash flow model and a review of general market conditions impacting Alloy to determine its market value of its reporting units with assigned goodwill. As a result, Alloy recorded an impairment charge totaling $70,835, of which $22,783 related to its Placement reporting unit and $48,052 related to its Media reporting unit. These charges are included in Alloy’s Consolidated Statement of Operations as special charges.

Intangible Assets Related to Businesses Acquired

The acquired intangible assets as of January 31, 2009 and January 31, 2008 are as follows:

	Fiscal year ended January 31,
	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Client relationships	$7,210	$5,265	$1,945	$10,373	$8,511	$1,862
Noncompetition agreements	1,988	1,493	495	4,196	3,721	475
Websites	1,837	620	1,217	1,450	1,427	23
Mailing lists	3,575	1,534	2,041	2,309	685	1,624
Marketing Rights	175	73	102	—	—	—

	14,785	8,985	5,800	18,328	14,344	3,984
Indefinite-lived intangible assets:
Trademarks(1)	3,265	—	3,265	3,405	—	3,405

Total intangible assets	$18,050	$8,985	$9,065	$21,733	$14,344	$7,389

(1)	During the fourth quarters of fiscal 2008 and fiscal 2007, respectively, Alloy reviewed its indefinite-lived assets. Estimates of the indefinite-lived assets value were determined using the income approach. As a result of its review, a $140 and $120 impairment charge was recorded, respectively, for fiscal 2008 and fiscal 2007. These impairment charges are included in the special charges line item of the Consolidated Statements of Operations.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The amortization expense related to fiscal 2008, fiscal 2007 and fiscal 2006 was approximately $2,073, $1,739, and $1,294, respectively. The estimated remaining amortization expense for each of the next five fiscal years through the fiscal year ending January 31, 2014 is approximately $2,444, $2,106, $908, $64 and $54, respectively.

8.	Special Charges

The “special charges” line item on the Consolidated Statements of Operations is comprised of the following:

	Fiscal year ended January 31, 2009
	Promotion	Media	Placement	Corporate	Total
Impairment of trademarks	$—	$40	$100	$—	$140
Impairment of auction rate securities	—	—	—	148	148

Total special charges	$—	$40	$100	$148	$288

	Fiscal year ended January 31, 2008
	Promotion	Media	Placement	Corporate	Total
Impairment of goodwill	$—	$48,052	$22,783	$—	$70,835
Impairment of trademarks	—	120	—	—	120
Impairment of long-lived assets	—	673	—	—	673

Total special charges	$—	$48,845	$22,783	$—	$71,628

9.	Senior Convertible Debentures

In August 2003, Alloy issued $69,300 of 20-Year 5.375% Senior Convertible Debentures (“Convertible Debentures” or “Debentures”) due August 1, 2023 in the 144A private placement market. The Convertible Debentures had an annual coupon rate of 5.375%, payable in cash semi-annually on each February 1st and August 1st.

Convertible Debenture Conversions

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

In July 2008, Alloy entered into an agreement with a holder of its Debentures, pursuant to which such holder agreed to convert approximately $1,382 face amount of their Debentures, through a combination of cash paid by the Company and 83 shares of dELiA*s, Inc. common stock. The cash paid by the Company related to the face amount of the Debentures totaled $1,240. Alloy also paid the holder a cash premium for agreeing to

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

convert their Debentures. Accordingly, the Company recorded an expense during the second quarter of fiscal 2008 of approximately $79 related to this conversion. The Company’s additional paid-in capital also increased by $142 as a result of the conversion, which was determined by using the closing price of the dELiA*s Inc. shares.

In August 2008, Alloy entered into an agreement with a holder of its Debentures, pursuant to which such holder agreed to convert the remaining $15 face amount of the Debentures. The cash paid by the Company related to the face amount of the Debentures totaled $15.

At January 31, 2009, the Convertible Debentures were fully converted and none of them remained outstanding.

10.	Common Stock

Common Stock Transactions—Stock Repurchase Program

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of up to $10,000 of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2007, the Company repurchased 51 shares for approximately $457 under this plan.

In December 2008, the board of directors authorized an additional $7,000 for use in the repurchase of the Company’s stock. During fiscal 2008, the Company repurchased 1,388 shares for approximately $6,990 under this plan. At January 31, 2009, the Company had an unused authorization of approximately $6,600.

11.	Stockholder Rights Plan

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

Stock options granted under the Stock Plan may either be incentive stock options, which are intended to satisfy the requirements of Section 422 of the Code, or non-qualified stock options, which are not intended to meet those requirements. The exercise price of a stock option may not be less than 100% of the fair market value of our common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price may not be less than 110% of the fair market value of our common stock on the date of grant and the term of the option may not be longer than five years. Award agreements for stock options include rules for exercise of the stock options after termination of service. Options may not be exercised unless they are vested, and no option may be exercised after the end of the term set forth in the award agreement, which may not exceed 10 years. Generally, stock options will be exercisable for three months after termination of service for any reason other than death or total and permanent disability, and for twelve months after termination of service on account of death or total and permanent disability. The Compensation Committee of our Board of Directors administers the Stock Plan. The Compensation Committee may delegate part of its authority and powers under the Stock Plan to a committee of the Board or one or more of our directors and/or officers, but only the Compensation Committee (or a subcommittee thereof or the full Board) can make awards to participants who are directors or executive officers of Alloy. In accordance with the provisions of the Stock Plan, our Compensation Committee, or its designee, will determine the terms of awards, including: (i) which employees, directors and consultants will be granted awards; (ii) the number of shares subject to each award; (iii) the vesting provisions of each award; (iv) the termination or cancellation provisions applicable to awards; and (v) all other terms and conditions upon which each award may be granted in accordance with the Stock Plan.

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

Restricted Stock

In fiscal 2008, fiscal 2007, and fiscal 2006, Alloy’s board of directors authorized the issuance of 202, 324 and 404, shares of common stock, respectively, as restricted stock under our stock-based compensation plans. The shares issued are subject to restrictions on transfer, rights of repurchase by the Company and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grant is charged to stockholders’ equity and is then amortized to compensation expense over the vesting periods. Refer to Note 3 for additional information regarding restricted stock.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

13.	Income Taxes

The components of net income tax expense consist of the following for fiscal 2008, fiscal 2007, and fiscal 2006:

	Fiscal year ended January 31,
	2009	2008	2007
Current:
State	$419	$481	$750
Federal	65	—	—

Total current	484	481	750

Deferred:
State	—	—	—
Federal	—	—	—

Total deferred	—	—	—

Net income tax expense	$484	$481	$750

For fiscal 2008, fiscal 2007 and fiscal 2006, the difference between the total expected tax benefit or expense using the statutory rates of 34%, 34% and 34%, respectively, and tax expense is as follows:

	Fiscal year ended January 31,
	2009	2008	2007
Computed expected tax (benefit) expense	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	2.5	0.4	18.2
Goodwill impairment	—	18.4	—
ISO stock-based compensation expense	3.7	0.7	6.4
Specialized restructuring costs	—	—	58.0
Non-deductible expenses	1.6	0.2	1.6
Change in valuation allowance	(38.2)	14.4	(38.6)
All other individually less than 5%	0.8	0.6	—

Total effective tax rate	4.4%	0.7%	11.6%

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out as follows:

	January 31,
	2009	2008
Deferred tax assets:
Accruals and reserves	$2,880	$1,892
Other	144	—
Deferred compensation	1,297	895
Plant and equipment	—	840
Identifiable intangible assets	1,850	1,257
Goodwill	6,946	9,444
Net operating loss and capital loss carryforwards	7,551	8,372

Gross deferred tax assets	20,668	22,700
Valuation allowance	(17,564)	(22,578)

Total deferred tax assets	3,104	122

Deferred tax liabilities:
Plant and Equipment	(3,104)	—
Other	—	(122)

Total deferred tax liabilities	(3,104)	(122)

Net deferred tax assets	$—	$—

As a result of certain realization requirements of SFAS 123R, certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting are excluded from the total deferred tax assets. As of January 31, 2009, approximately $1,662 of the federal net operating loss carryforwards are related to the exercise of employee stock options, and the Company will record a tax benefit of approximately of $565 through capital in excess of par value if such losses are realized.

For federal income tax purposes, Alloy has unused NOL carryforwards of approximately $28,660 at January 31, 2009 that will expire at various dates through 2027.

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

The Company has fully reserved for the net deferred tax assets at January 31, 2009 and 2008, and as a result, the valuation allowance decreased by $5,014 during fiscal 2008 and increased by $7,210 during fiscal 2007.

Adoption of FIN 48

In the first quarter of fiscal 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Taxes . FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, the benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for the beginning of fiscal 2007, with adoption treated as a cumulative effect type reduction to retained earnings. As a result of implementing FIN 48, the Company recognized a $1,314 increase in the long-term liability for unrecognized tax benefits including interest and penalties of $239. The result of these recognized liabilities was a reduction to beginning retained earnings of $1,014 at February 1, 2007.

As a result of the Company’s implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $7,136. No accrued interest or penalties resulted from such unrecognized tax benefits. As of January 31, 2009, the total amount of gross unrecognized tax benefits was $7,136, and accrued interest and penalties on such unrecognized tax benefits were $0. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for fiscal 2008:

Fiscal 2008
Beginning of year balance	$8,283
Increases in prior period tax positions	114
Decreases in prior period tax positions	—
Increases in current period tax positions	—
Settlements	—
Lapse of statute of limitations	—

End of year balance	$8,397

For fiscal 2008, the Company’s income tax provision included $114 of expense related to uncertain tax positions, including $114 related to interest and penalties. The net unrecognized tax benefits, that if recognized, would impact the effective tax rate as of January 31, 2009 is $1,261 due to the effect of the full net deferred tax asset valuation allowance.

At this time, the Company believes that it is reasonably possible that approximately $512 of the estimated unrecognized tax benefits as of January 31, 2009 will be recognized within the next twelve months based on the expiration of statutory review periods.

The Company is currently undergoing a state income tax audit for the tax years ending January 31, 2005 through January 31, 2007. The Company believes that the results of the current or any prospective audits will not have a material effect on its financial position or results of operations.

14.	Credit Facility

On August 15, 2007, the Company entered into a credit agreement with Bank of America, N.A, which was further amended (the “Credit Facility”). At January 31, 2009, the Company had no outstanding borrowing on the Credit Facility.

The Credit Facility currently consists of a three year term $25,000 revolving loan (the “Revolver”), which may be drawn upon at any time while the Company is in compliance with the covenants and other borrowing

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

terms, and a letter of credit facility which has a $2,000 issuance sublimit. Any letters of credit will reduce the available commitment under the Revolver on a dollar-for-dollar basis.

The loans and other obligations under the Credit Facility are guaranteed by wholly owned direct and indirect operating subsidiaries of the Company, with a requirement that the Credit Facility be additionally guaranteed by any future subsidiaries of the Company.

Any borrowings under the Credit Facility and letters of credit will bear interest at annual rates as detailed in the Credit Facility and are based on the Eurodollar rate plus 1.00% - 2.00% depending on the Company’s twelve month EBITDA. In addition, the Company is required to pay quarterly an unused commitment fee and a letter of credit fee if the Company enters into a letter of credit arrangement. Total commitment fees paid by the Company under the Credit Facility before the April 2009 modification totaled $65 and $24 for fiscal 2008 and fiscal 2007, respectively.

The Credit Facility contains affirmative and restrictive covenants that require the Company to meet certain financial, business operations and other criteria. From time to time, the Company may not be able to satisfy the covenants, and the Company may be out of compliance with the provisions of the Credit Facility. In past instances, the Company has obtained waivers and amendments to the Credit Facility. In the future, the Company may, as necessary, the Company need to seek waivers or renegotiate the terms and conditions of the Credit Facility to remain in compliance. The Company cannot give assurance, however, that Bank of America will agree to any such waiver or amendment and it could demand that the Company pay any outstanding amounts and terminate the Credit Facility, in which case the Company may not have access to working capital should its business activities require funds in excess of cash generated by the Company’s ongoing operating activities.

At January 31, 2009, the Company was in compliance with all the financial ratios and other terms and conditions as stated in the Credit Facility or as waived by Bank of America.

On April 9, 2009, the Company amended its Credit Facility, which is more fully discussed in Note 19.

15.	Commitments and Contingencies

Leases

Alloy leases office space, warehouse space and certain office equipment under noncancellable leases with various expiration dates through 2014. As of January 31, 2009, future net minimum lease payments were as follows:

Fiscal year ending January 31,	Capital Leases	Operating Leases	Sublease Rent
2010	$17	$4,254	$22
2011	15	4,001	—
2012	3	3,823	—
2013	—	3,384	—
2014	—	2,324	—
Thereafter	—	3,280	—

Total minimum lease payments	$35	$21,066	$22

Imputed interest	4

Capital lease obligations	$31

Rent expense was approximately $4,161, $4,202 and $3,911 for fiscal 2008, 2007, and 2006, respectively, under noncancellable operating leases.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Other

The Company received an information request in late January 2009 from the New York State Attorney General (“NYS AG”) inquiring about the Company’s activities in marketing credit cards to college students. The Company was subsequently informed that the NYS AG is conducting an investigation into the Company’s marketing practices in this area. The Company is cooperating with the NYS AG in the investigation and is without sufficient information to determine the extent, if any, of potential monetary liability or other restrictions on its activities that may result from the investigation of the NYS AG.

Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 19, 2002, the plaintiffs amended the complaint to assert violations of Section 10(b) of the Exchange Act. The claims mirror allegations asserted against scores of other issuers. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part a global motion to dismiss filed on behalf of all issuers. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to nine focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against nine focus group issuers. By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. After many months of negotiation, on April 2, 2009, the representative class plaintiffs and the defendants filed a Notice of Motion for Preliminary Approval of Settlement accompanied by a global Stipulation and Agreement of Settlement. The proposed Settlement provides that all claims against the issuers and underwriters will be dismissed with prejudice in exchange for the aggregate payment of $586 million. Under the terms of the proposed Settlement, neither the Company nor Messrs. Johnson or Diamond are required to pay any portion of the $586 million payment. The proposed Settlement is subject to numerous contingencies, including, but not limited to, preliminary Court approval, certification of a settlement class and final approval after providing members of the plaintiff class with notice. At this time, we cannot predict whether the proposed Settlement will be approved or, if approved, the date of final approval.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

16.	Supplemental Cash Flow and Other Information

Supplemental information on cash flows is summarized as follows:

	Fiscal year ended January 31,
	2009	2008	2007
Cash paid for:
Interest	$74	$75	$4,367
Income taxes	351	734	850

Non-cash investing and financing activities:
Issuance of common stock in conjunction with conversion of Debentures	—	—	67,903
Issuance of common stock and warrants in connection with acquisitions	—	1,811	3,500
Issuance of common stock pursuant to Sconex earn-out agreement	—	788	—
Issuance of restricted stock pursuant to Sconex earn-out agreement	—	109	—

17.	Segment Reporting

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

The Company has three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our AMP, OCM and sampling divisions. The Media segment is comprised of Company-owned and represented media assets, including the display board, Internet, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of the Company’s businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. All information presented below is U.S. based, thus no geographic disclosure is required.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments were as follows as of and for the fiscal years ended January 31, 2009, 2008, and 2007:

	Fiscal year ended January 31,
	2009	2008	2007
Revenue:
Promotion	$83,516	$83,405	$95,979
Media	81,188	62,780	46,287
Placement	52,222	52,911	53,838

Total revenue	$216,926	$199,096	$196,104

Operating income (loss):
Promotion	$7,723	$9,228	$11,077
Media	11,466	(49,462)	6,638
Placement	4,186	(17,889)	5,629
Corporate	(12,599)	(11,942)	(10,658)

Total operating income (loss)	10,776	(70,065)	12,686
Interest expense, net	161	968	(1,262)
Debt conversion expense	—	—	(17,904)
Other items, net	(18)	(494)	(3)

Income (loss) before income taxes	$10,919	$(69,591)	$(6,483)

Depreciation and amortization:
Promotion	$906	$904	$815
Media	4,550	3,310	1,751
Placement	32	33	38
Corporate	941	833	761

Total depreciation and amortization	$6,429	$5,080	$3,365

Stock-based compensation:
Promotion	$652	$632	$539
Media	1,575	1,619	1,024
Placement	193	159	130
Corporate	1,621	1,335	1,132

Total stock-based compensation	$4,041	$3,745	$2,825

	At January 31,
	2009	2008	2007
Total assets:
Promotion	$34,045	$34,478	$32,945
Media	70,332	64,750	88,449
Placement	17,711	21,262	42,483
Corporate	38,631	27,926	32,689

Total assets	$160,719	$148,416	$196,566

Total goodwill:
Promotion	$23,509	$23,414	$27,193
Media	22,871	22,742	65,287
Placement	3,955	3,955	26,738

Total goodwill	$50,335	$50,111	$119,218

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

18.	Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of Alloy’s last two fiscal years.

	Fiscal year ended January 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Full Year Total
Revenue
Promotion	$15,752	$27,733	$26,139	$13,892	$83,516
Media	19,896	17,257	25,032	19,003	81,188
Placement	13,497	9,110	18,736	10,879	52,222

Total revenue	$49,145	$54,100	$69,907	$43,774	$216,926

Operating income (loss)
Promotion	$(675)	$3,702	$3,669	$1,027	$7,723
Media	1,235	(2,223)	5,569	6,885	11,466
Placement	518	564	2,701	403	4,186
Corporate(2)	(2,511)	(3,179)	(2,706)	(4,203)	(12,599)

Total operating income (loss)	$(1,433)	$(1,136)	$9,233	$4,112	$10,776

Income (loss)	$(1,569)	$(1,425)	$9,100	$4,329	$10,435
Net income (loss)	$(1,569)	$(1,425)	$9,100	$4,329	$10,435
Net income (loss) per share from:
Basic	$(0.12)	$(0.10)	$0.68	$0.34	$0.78
Diluted	$(0.12)	$(0.10)	$0.67	$0.34	$0.78

(1)	During the fourth quarter of fiscal 2008, the Company recorded impairment charges of $140 related to two of its trademarks and $148 related to its auction rate securities. These charges are more fully discussed in Note 8.
(2)	During the fourth quarter of fiscal 2008, the Company recorded a $5.8 million gain on the sale of operating assets related to the sale of its CCS domain name. This is more fully discussed in Note 6.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	Fiscal year ended January 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Full Year Total
Revenue
Promotion	$13,540	28,250	25,928	15,687	$83,405
Media	10,416	14,013	21,652	16,699	62,780
Placement	13,831	9,403	18,938	10,739	52,911

Total revenue	$37,787	51,666	66,518	43,125	$199,096

Operating income (loss)
Promotion	$(111)	4,105	4,185	1,049	$9,228
Media	(325)	(3,118)	2,986	(49,005)	(49,462)
Placement	1,467	797	2,687	(22,840)	(17,889)
Corporate	(2,919)	(3,223)	(2,820)	(2,980)	(11,942)

Total operating income (loss)	$(1,888)	(1,439)	7,038	(73,776)	$(70,065)

Income (loss) before extraordinary item	(1,708)	(1,512)	6,888	(73,740)	(70,072)
Extraordinary gain(2)	—	—	5,500	180	5,680

Net income (loss)	$(1,708)	(1,512)	12,388	(73,560)	$(64,392)

Net income (loss) per share from:
Basic-
Extraordinary gain	—	—	—	0.01	0.43
Net income (loss) per share	(0.13)	(0.11)	0.91	(5.44)	(4.82)
Diluted-
Extraordinary gain	—	—	—	0.01	0.43
Net income per share	—	—	0.90	—	—

(1)	During the fourth quarter of fiscal 2007, the Company recorded a goodwill impairment charge of $70,955 and an impairment of certain of its long-lived assets of $673. These charges are more fully discussed in Note 8.
(2)	The Company recorded an extraordinary gain related to its Channel One acquisition in the amount of $5,680. The acquisition and the related extraordinary gain are more fully discussed in Notes 5 and 6, respectively.

19.	Subsequent Event

The Company amended and restated its Credit Facility on April 9, 2009. Provisions of the amendment include increasing the amount of cash consideration the Company can pay for acquisitions, in addition to increasing the total amount in total consideration permitted for acquisitions. The provisions also amend the Company’s financial covenants and transitions from a debt service coverage ratio to a minimum EBITDA test and from a quick ratio to a minimum liquidity test. The amendment increases both amount by which the Company can repurchase its own stock and limits the Company’s ability to dispose of operating companies or assets using a combination of total assets or EBITDA. We believe that these amendments will allow the Company greater flexibility in which to do business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, January 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in

Internal Control—Integrated Framework. Based on our assessment, we believe that, as of January 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. This report appears below.

April 14, 2009

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alloy, Inc.

New York, New York

We have audited Alloy, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alloy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alloy, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alloy, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009 and our report dated April 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

April 13, 2009

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter and year ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Business Conduct and Ethics,” and “Corporate Governance Matters” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2008.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Information About Alloy Security Ownership” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2008.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2008.

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

SCHEDULE II

ALLOY, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
Allowance for doubtful accounts:
January 31, 2009	$1,971	$450	$(664)	$1,757
January 31, 2008	2,680	(267)	442	1,971
January 31, 2007	1,690	1,549	559	2,680
Valuation allowance for deferred tax assets:
January 31, 2009	22,578	—	(5,014)	17,564
January 31, 2008	15,368	7,210	—	22,578
January 31, 2007	18,879	—	3,511	15,368

EXHIBIT INDEX

EXHIBIT NUMBER
3.1	Restated Certificate of Incorporation of Alloy, Inc., as amended (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

3.2	Amended and Restated Bylaws of Alloy, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed October 18, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.3	Stockholder Rights Agreement, dated as of April 14, 2003, between Alloy, Inc. and American Stock Transfer and Trust Company (incorporated by reference to Alloy’s Current Report of Form 8-K filed April 14, 2003).

10.1†	Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

10.1.1†	First Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Proxy Statement on Schedule 14A filed on June 2, 2003).

10.1.2†	Second Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).

10.1.3†	Third Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004).

10.2†	Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

10.2.1†	First Amendment to Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed June 23, 2003 (Registration Number 333-106382)).

10.3†	Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (incorporated by reference to Alloy’s Current Report on Form 8-K filed on June 19, 2007) (File No. 000-26023).

10.4†	1999 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 2 to Alloy’s Registration Statement on Form S-1/ A filed April 22, 1999 (Registration Number 333-74159)).

10.5†	iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Amendment No. 2 to the iTurf Inc. registration statement on Form S-1/ A filed April 6, 1999 (Registration No. 333-71123)).

10.5.1†	First Amendment to iTurf Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).

EXHIBIT NUMBER
10.6†	Form of Nonqualified Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.7†	Form of Nonqualified Stock Option Agreement for Amended and Restated 2002 Incentive and Non-Qualified Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.8†	Form of Incentive Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.9†	Form of Nonqualified Stock Option Agreement for iTurf Inc. Amended and Restated 1999 Stock Incentive Plan. (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.10†	Form of Incentive Stock Option Agreement for iTurf Inc. Amendment and Restated 1999 Stock Incentive Plan. (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.11†	Form of Restricted Stock Agreement(1) (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.12†	Form of Restricted Stock Agreement(2) (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.13†	Form of Stock Option Grant Notice and Stock Option Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (includes accelerated vesting) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on September 10, 2007).

10.14†	Form of Stock Option Grant Notice and Stock Option Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (without accelerated vesting) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on September 10, 2007).

10.15†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (includes accelerated lapsing of repurchase rights) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on September 10, 2007).

10.16†	Employment Agreement, dated December 6, 2007, between Matthew C. Diamond and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.17†	Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.18†	Employment Agreement, dated December 6, 2007, between James K. Johnson, Jr. and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.19	Credit Agreement by and among Alloy, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, dated as of August 15, 2007 (incorporated by reference to Alloy’s Current Report on Form 8-K filed August 16, 2007).

10.19.1	First Amendment and Waiver to Credit Agreement by and among Alloy, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, dated as of January 16, 2008. (incorporated by reference to Alloy’s 2007 Annual Report on Form 10-K filed April 15, 2008).

EXHIBIT NUMBER
10.19.2	Second Amendment and Waiver to Credit Agreement by and among Alloy, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, dated as of May 22, 2008. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed June 9, 2008).

10.19.3	Third Amendment and Waiver to Credit Agreement by and among Alloy, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, dated as of June 4, 2008. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q filed June 9, 2008).

10.19.4*	Amended and Restated Credit Agreement by and among Alloy, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, dated as of April 9, 2009.

10.20†	Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.21†	Employment Offer Letter dated March 13, 2000 between Joseph D. Frehe and Alloy Online, Inc. (incorporated by reference to Alloy’s 2007 Annual Report on Form 10-K filed April 15, 2008).

10.22†	Non-Competition and Confidentiality Agreement dated February 21, 2001 between Joseph D. Frehe and Alloy Online, Inc. (incorporated by reference to Alloy’s 2007 Annual Report on Form 10-K filed April 15, 2008).

10.23†	Revision to Offer Letter, dated December 6, 2007, between Joseph D. Frehe and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.24†	Employment Offer Letter dated February 21, 2001 between Gina DiGioia and Alloy Online, Inc. (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.25†	Non-Competition and Confidentiality Agreement dated March 13, 2000 between Gina DiGioia and Alloy Online, Inc. (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.26†	Revision to Offer Letter, dated December 6, 2007, between Gina R. DiGioia and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.27†	Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.28†	Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.29†	Non-Competition and Confidentiality Agreement dated February 20, 2006 between Gary Yusko and Alloy, Inc. (incorporated by referenced to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.30†	2007 Alloy, Inc. Executive Incentive Bonus Plan (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.31*†	Alloy, Inc. Outside Director Compensation Arrangements for fiscal year ending January 31, 2010.

10.32*†	Alloy, Inc. Compensation Arrangements for Named Executive Officers for fiscal year ending January 31, 2010.

21.1*	Subsidiaries of Alloy, Inc.

EXHIBIT NUMBER
23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ MATTHEW C. DIAMOND
Matthew C. Diamond Chairman of the Board and Chief Executive Officer

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW C. DIAMOND Matthew C. Diamond	Chief Executive Officer and Chairman (Principal Executive Officer)	April 14, 2009

/s/ JOSEPH D. FREHE Joseph D. Frehe	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2009

/s/ JAMES K. JOHNSON , JR. James K. Johnson, Jr.	Director and Chief Operating Officer	April 14, 2009

/s/ ANTHONY N. FIORE Anthony N. Fiore	Director	April 14, 2009

/s/ SAMUEL A. GRADESS Samuel A. Gradess	Director	April 14, 2009

/s/ PETER M. GRAHAM Peter M. Graham	Director	April 14, 2009

/s/ JEFFREY HOLLENDER Jeffrey Hollender	Director	April 14, 2009

/s/ EDWARD A. MONNIER Edward A. Monnier	Director	April 14, 2009

/s/ RICHARD E. PERLMAN Richard E. Perlman	Director	April 14, 2009