Form 10-K/A
period 2009-01-31
ALLOY INC
filed 2009-05-15
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Company’s 2008 Annual Report on Form 10-K for the year ended January 31, 2009 (“Annual Report”) solely to correct an inadvertent typographical error with the financial statement date certified by the Company’s Chief Executive Officer and Chief Financial Officer on Exhibits 32.1 and 32.2 to January 31, 2009. Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 are being currently dated but are otherwise unchanged from those filed in the Annual Report filed with the Securities and Exchange Commission (the “Commission”) on April 14, 2009.

For convenience and ease of reference, we are filing the amended Annual Report in its entirety. Except as stated herein, no other changes to the Annual Report have been made. This Amendment No. 1 does not reflect events occurring after the filing of the Annual Report or modify or update the disclosures therein in any way other than as described above. Also, the revisions contained in this Amendment No. 1 do not include the restatement of any financial information previously reported in our Annual Report filed with the Commission on April 14, 2009.

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

Date: May 15, 2009