Form 10-Q
period 2009-04-30
ALLOY INC
filed 2009-06-08
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s common stock outstanding as of May 31, 2009 was 16,137,746, or 13,153,405 excluding treasury shares.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30, 2009	January 31, 2009

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$27,502	$32,116
Accounts receivable, net of allowance for doubtful accounts of $1,386 and $1,757, respectively	25,993	29,693
Unbilled accounts receivable	5,154	6,341
Inventory	7,370	3,163
Other current assets	7,388	5,122

Total current assets	73,407	76,435
Fixed assets, net	22,977	23,180
Goodwill	50,562	50,335
Intangible assets, net	8,712	9,065
Other assets	1,709	1,704

Total assets	$157,367	$160,719

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,192	$14,255
Deferred revenue	15,716	15,822
Accrued expenses and other current liabilities	15,032	17,682

Total current liabilities	46,940	47,759
Other long-term liabilities	2,611	2,493

Total liabilities	49,551	50,252

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding: 15,639 and 15,582, respectively	155	155
Additional paid-in capital	450,404	449,602
Accumulated deficit	(319,386)	(316,663)

	131,173	133,094
Less treasury stock, at cost: 2,885 and 2,699 shares, respectively	(23,357)	(22,627)

Total stockholders’ equity	107,816	110,467

Total liabilities and stockholders’ equity	$157,367	$160,719

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2009	2008
	(Unaudited)
Revenues:
Services revenue	$37,253	$43,353
Product revenue	5,725	5,792

Total revenue	$42,978	$49,145

Costs of Revenue:
Cost of services	16,876	21,186
Cost of products sold	1,268	1,271

Total costs of revenue:	18,144	22,457

Expenses:
Operating	20,481	22,318
General and administrative	5,184	4,333
Depreciation and amortization**	1,738	1,470

Total expenses	27,403	28,121

Operating loss	(2,569)	(1,433)
Interest expense	(1)	(87)
Interest income and other	11	139

Loss before income taxes	(2,559)	(1,381)
Income taxes	(164)	(188)

Net loss	$(2,723)	$(1,569)

Basic net loss per share	$(0.22)	$(0.12)

Weighted average basic shares outstanding:	12,244	13,537

**	Includes amortization of intangibles of $643 and $505 for the three month period ended April 30, 2009 and 2008, respectively.

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,723)	$(1,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,095	965
Amortization of intangible assets	643	505
Provision for losses on accounts receivable	22	510
Compensation charge for restricted stock and issuance of options	802	1,034
Changes in operating assets and liabilities:
Accounts receivable	4,865	442
Inventory and other assets	(6,478)	(5,030)
Accounts payable, accrued expenses, and other	(925)	2,494

Net cash used in operating activities	(2,699)	(649)

Cash Flows from Investing Activities
Capital expenditures	(895)	(4,231)
Proceeds from the sales and maturity of marketable securities	—	5,805
Purchase of domain name / mailing list / marketing rights	(290)	(388)

Net cash provided by (used in) investing activities	(1,185)	1,186

Cash Flows from Financing Activities
Repurchase of common stock	(730)	(852)

Net cash used in financing activities	(730)	(852)

Net change in cash and cash equivalents	(4,614)	(315)

Cash and cash equivalents:

Beginning of period	$32,116	$12,270

End of period	$27,502	$11,955

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Business and Financial Statement Presentation

Alloy, Inc. (the “Company”) is a media and marketing services company that reaches targeted consumer segments using a diverse array of assets in interactive, display, direct mail, content production and educational programming businesses. The Company operates its business through three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes the Alloy Marketing and Promotions business and on-campus marketing and sampling divisions. The Media segment is comprised of company-owned and represented entertainment media assets, including the display board, Interactive, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and college guides, giving the Company significant reach into the targeted demographic audience and providing its advertising clients with significant exposure to the intended market.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2009 (“fiscal 2008”).

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of consolidated operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform with the current presentation. The Company’s business is seasonal. The Company’s third quarter has historically been its most significant in terms of revenue and operating income. The majority of the Company’s revenues and operating income is earned during the third and fourth quarters of its fiscal year. The results of operations for the three month periods ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for a full fiscal year.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Recently Adopted Accounting Pronouncements

Business Combinations

The Company adopted the provisions of FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”), on February 1, 2009. SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The adoption had no impact on the Company’s consolidated financial statements for the three months ended April 30, 2009, as the Company did not acquire any businesses during the period.

In conjunction with SFAS 141R, the Company adopted the provisions of FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). FSP FAS 141R-1 amends SFAS 141R to: require assets and liabilities assumed in a business combination that arise from contingencies be recognized on the acquisition date at fair value if fair can be reasonably determined, and if not, be recognized in accordance with current FASB Statement No. 5 Accounting for Contingencies guidance; eliminates the requirement to disclose potential range of outcomes of recognized contingencies at the acquisition date; and requires that contingent consideration arrangements of acquiree assumed by the acquirer should be initially measured at fair value.

This FSP is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption had no impact on the Company’s consolidated financial statements for the three months ended April 30, 2009.

Noncontrolling Interests

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) which establishes accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding noncontrolling interests, sometimes called minority interest. The standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent’s equity; that the amount of net income attributable to the parent and the noncontrolling interest be separately presented on the consolidated statement of income; requires consistency in accounting standards applied to changes in a parent’s interest; fair value measurement upon deconsolidation of a non-controlling interest; and requires sufficient disclosures that clearly identifies and distinguishes between the interests of the noncontrolling owners. The adoption had no impact on the Company’s consolidated financial statements for the three months ended April 30, 2009.

Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. The Company adopted the provisions of FSP No. FAS 142-3 on February 1, 2009. The adoption had no impact on the Company’s consolidated financial statements for the three months ended April 30, 2009.

Hierarchy of GAAP

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

2. Net Earnings (Loss) Per Share and Stock-Based Compensation

On February 1, 2009 the Company adopted FSP EITF No. 3-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 3-6-1), which requires the Company to include all unvested restricted stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in computing earnings per share (“EPS”) using the two-class method. The calculation of earnings per share for common stock presented here has been reclassified to exclude the income attributable to the unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. The Company has retroactively applied the provisions of FSP EITF No. 3-6-1. During the three months ended April 30, 2009 and 2008, respectively, the Company was in a net loss position. As a result, unvested restricted stock of 456 and 629 were excluded in the calculation of EPS using the two-class method for the first quarter ended April 30, 2009 and 2008, respectively, because the effect would be antidilutive due to the net loss for the period.

The following table sets forth the computation of basic loss per share for the three months ended April 30, 2009 and April 30, 2008:

	Three months ended April 30,
	2009	2008
Basic

Numerator:

Net loss	$(2,723)	$(1,569)

Denominator:

Weighted-average common shares

Weighted-average basic shares outstanding	12,244	13,537

Loss per basic share	$(0.22)	$(0.12)

Certain items may not recalculate due to rounding differences.

The Company does not have a diluted earnings per share calculation, as the Company was in a net loss position in the first quarter of the fiscal year ending January 31, 2010 (“fiscal 2009”) and the first quarter of fiscal 2008.

3. Stock-Based Compensation

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended April 30, 2009 and 2008 was $802 and $1,034, respectively, of which $409 and $359, respectively, were included in operating costs in the Statement of Operations, and $395 and $675, respectively, were included in general and administrative expenses in the Statement of Operations.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Stock Options

The weighted-average fair value of each option as of the grant date was $1.87 and $2.94 for the three months ended April 30, 2009 and 2008, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended April 30, 2009	Year Ended January 31, 2009
Risk-free interest rate	1.82%	1.75%
Expected lives (in years)	4.5	4.5
Expected volatility	51.4%	51.6%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the three-month period ended April 30, 2009:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 2009	2,290	$11.76
Options granted	3	4.07
Options exercised	—	—
Options forfeited or expired	(288)	12.12

Outstanding at April 30, 2009 (unaudited)	2,005	$12.33

Fully vested and exercisable at April 30, 2009 (unaudited)	1,471	$13.76

Available for future grants	1,116

Restricted Stock

The Company has awarded restricted shares of common stock to directors and certain employees. Certain of these awards are service-based and vest over periods of up to seven years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. In the three-month period ended April 30, 2009, the Company awarded 57 restricted shares with a weighted-average life of three years and a fair market value of $285.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Unearned compensation expense related to restricted stock grants at April 30, 2009 was $3,499. The expense is expected to be recognized over a weighted-average period of approximately 2.4 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended April 30, 2009 and 2008 was $503 and $588, respectively.

The following is a summary of restricted stock activity for the three-month period ended April 30, 2009:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2009	563	$9.97
Granted	57	4.98
Vested	(164)	10.69
Forfeited	—	—

Unvested at April 30, 2009 (unaudited)	456	$9.08

Warrants

At April 30, 2009, there were 255 warrants outstanding and exercisable with an average exercise price of $76.52 per share and a weighted average contractual term of 2.7 years.

4. Goodwill and Intangible Assets

Goodwill

The acquired goodwill as of April 30, 2009 and January 31, 2009, are as follows:

	April 30, 2009	Adjustments		January 31, 2009
	(Unaudited)
Promotion	$23,736	$227		$23,509

Media	22,871	—		22,871

Placement	3,955	—		3,955

Total	$50,562	$227	(1)	$50,335

(1)	During the first quarter of fiscal 2009, the Company accrued contingent consideration in the amount of $227 related to a prior year acquisition.

Intangibles

The acquired intangible assets as of April 30, 2009 and January 31, 2009 are as follows:

	Gross Carrying Amounts	Accumulated Amortization	Net
At April 30, 2009:
(Unaudited)
Amortizable intangible assets:
Client relationships	$7,207	$5,495	$1,712
Noncompetition agreements	1,988	1,515	473
Websites	1,893	732	1,161
Mailing lists	3,808	1,794	2,014
Marketing rights	175	88	87

	15,071	9,624	5,447
Indefinite-lived intangible assets:
Trademarks	3,265	—	3,265

Total intangible assets	$18,336	$9,624	$8,712

At January 31, 2009:
Amortizable intangible assets:
Client relationships	$7,210	$5,265	$1,945
Noncompetition agreements	1,988	1,493	495
Websites	1,837	620	1,217
Mailing lists	3,575	1,534	2,041
Marketing rights	175	73	102

	14,785	8,985	5,800
Indefinite-lived intangible assets:
Trademarks	3,265	—	3,265

Total intangible assets	$18,050	$8,985	$9,065

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

5. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Placement and Media segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation. At April 30, 2009 and January 31, 2009, there were $5,154 and $6,341, respectively, of unbilled receivables.

6. Detail of Certain Balance Sheet Accounts

	April 30, 2009	January 31, 2009
	(Unaudited)
Accrued expenses & other current liabilities
Accrued compensation and sales commissions	$4,478	$6,121
Program accrual (1)	3,766	4,791
Promotions accrual (2)	449	630
Other	6,339	6,140

	$15,032	$17,682

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.

(2)	The promotions accrual consists primarily of hourly outside labor costs and travel and expense related fees.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

7. Common Stock

Common Stock Transactions

During the first quarter of fiscal 2009, employees surrendered to the Company approximately 52 shares of common stock to satisfy tax-withholding obligations.

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

Common Stock Transactions – Stock Repurchase Program

During the first quarter of fiscal 2009, the Company repurchased 134 shares for approximately $490 under the Company’s stock repurchase program. At April 30, 2009, the Company had an unused authorization of approximately $6,075.

At May 31, 2009, the Company had an unused authorization of approximately $5,628.

8. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended April 30,
	2009	2008
	(Unaudited)
Revenue:
Promotion	$15,066	$15,752
Media	18,462	19,896
Placement	9,450	13,497

Total revenue	$42,978	$49,145

Operating income (loss):
Promotion	$(200)	$(675)
Media	869	1,235
Placement	233	518
Corporate	(3,471)	(2,511)

Total operating loss	$(2,569)	$(1,433)

	At April 30, 2009	At January 31, 2009
	(Unaudited)
Total Assets:
Promotion	$38,843	$34,045
Media	67,536	70,332
Placement	15,434	17,711
Corporate	35,554	38,631

Total Assets	$157,367	$160,719

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

9. Income Taxes

For the three months ended April 30, 2009 and 2008 respectively, the Company recorded tax expense of $164 and $188, which was primarily attributable to federal alternative minimum tax, state taxes, and tax expense related to uncertain tax positions. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of April 30, 2009, the Company’s total liability for net unrecognized tax benefits, including the liability for interest and penalties described above, was $1,287. During the three month period ended April 30, 2009, the Company did not settle any of its unrecognized tax benefits.

During the three-month period ended April 30, 2009, the Company expensed approximately $26 of interest expense and penalties related to the unrecognized tax benefits.

The Company’s subsidiaries join in the filing of a United States federal consolidated income tax return. The United States federal statute of limitations remains open for the years 2004 onward. To the Company’s knowledge, it is not currently under examination by the Internal Revenue Service.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. During the three month period ended April 30, 2009, the Company did not reverse any unrecognized tax benefits due to expiring statutes.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

10. Commitments and Contingencies

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

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Forward-Looking Statements” and elsewhere in this report and in Item 1A of Part I, “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2009 (“fiscal 2008”). Unless otherwise indicated, all dollar amounts presented are in thousands, except per share amounts.

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

Each of our businesses falls in one of three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our AMP, OCM and sampling divisions. The Media segment is comprised of company-owned and represented media assets, including our display board, Interactive, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and specialty print publications, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

A variety of factors influence our revenue, including but not limited to; (i) economic conditions and the relative strength or weakness of the United States economy; (ii) advertiser and consumer spending patterns; (iii) the value of our consumer brands and database; (iv) the continued perception by our advertisers and sponsors that we offer effective marketing solutions; (v) use of our websites; and (vi) competitive and alternative advertising mediums. In addition, our business is seasonal. Our third quarter has historically been our most significant in terms of revenue and operating income. The majority of our revenues and operating income is earned during the third and fourth quarters of our fiscal year. Quarterly comparisons are also affected by the aforementioned factors.

In the fiscal year ending January 31, 2010 (“fiscal 2009”), we intend to continue to expand our Media segment as we believe this segment provides the greatest opportunity to increase long-term profitability and shareholder value. For example, in our Interactive business, we are expanding our Teen.com network to deliver original, short-form video programming. Additionally, in our Alloy Entertainment business, we are working to monetize our library of book titles through television, motion picture, and short-form video programming. We also continue to evaluate acquisition opportunities. In our Promotion and Placement segments, we plan to continue to try to maximize profitability through cost management, not necessarily growth.

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

Results of Operations and Financial Condition

The principal components of our operating expenses are placement, production and distribution costs (including advertising placement fees, catalog and signage fees, temporary help and production costs), selling expenses (including personnel costs, commissions, promotions and bad debt expenses), general and administrative expenses, depreciation and amortization and special charges. Our Promotion and Placement segments have significant variable costs, while the Media segment’s costs are generally fixed in nature. As a result, an increase or decrease in revenue attributable to the Promotion and Placement segments typically results in segment operating income increasing or decreasing by a similar percentage. However, because the Media segment has relatively low variable costs, in a period of rising revenue operating income in the Media segment typically grows faster than the growth of revenue, and conversely, in a period of declining revenue, operating income typically falls faster than the decline in revenue.

Three Months Ended April 30, 2009 Compared with Three Months Ended April 30, 2008

	Three months ended April 30, 2009 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$9,341	$18,462	$9,450	—	$37,253
Product revenue	5,725	—	—	—	5,725

Total revenue	$15,066	$18,462	$9,450	—	$42,978
Cost of goods sold:
Cost of goods sold – services	$4,962	$4,995	$6,919	—	$16,876
Cost of goods sold – product	1,268	—	—	—	1,268

Total cost of goods sold	$6,230	$4,995	$6,919	—	$18,144
Expenses:
Operating	$7,725	$10,769	$1,672	$315	$20,481
General and administrative	1,099	541	617	2,927	5,184
Depreciation and amortization	212	1,288	9	229	1,738

Total expenses	$9,036	$12,598	$2,298	$3,471	$27,403

Operating income (loss)	$(200)	$869	$233	$(3,471)	$(2,569)

	Three months ended April 30, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$9,960	$19,896	$13,497	—	$43,353
Product revenue	5,792	—	—	—	5,792

Total revenue	$15,752	$19,896	$13,497	—	$49,145
Cost of goods sold:
Cost of goods sold – services	$5,161	$5,925	$10,100	—	$21,186
Cost of goods sold – product	1,271	—	—	—	1,271

Total cost of goods sold	$6,432	$5,925	$10,100	—	$22,457
Expenses:
Operating	$8,557	$11,488	$2,153	$120	$22,318
General and administrative	1,218	184	719	2,212	4,333
Depreciation and amortization	220	1,064	7	179	1,470

Total expenses	$9,995	$12,736	$2,879	$2,511	$28,121

Operating income (loss)	$(675)	$1,235	$518	$(2,511)	$(1,433)

Revenue

Revenue in the first quarter of fiscal 2009 was $42,978, a decrease of $6,167 or 13%, from revenue for the first quarter of fiscal 2008 of $49,145. This decrease was attributable to decreases in revenue in our Promotion segment of $686, in our Media segment of $1,434 and our Placement segment of $4,047.

Promotion

Promotion segment revenue in the first quarter of fiscal 2009 was $15,066, a decrease of $686 or 4% from revenue in the first quarter of fiscal 2008 of $15,752. The decrease was primarily due to decreases in revenue in our sampling and on-campus marketing businesses ($700) which were offset by increases in the AMP Agency businesses ($20).

Media

Media segment revenue in the first quarter of fiscal 2009 was $18,462, a decrease of $1,434 or 7% from revenue in the first quarter of fiscal 2008 of $19,896. The decrease was primarily due to decreases in revenue in our display board ($1,000), interactive ($300), entertainment ($200), and print ad businesses ($100) which was slightly offset by an increase in education business ($300).

Placement

Placement segment revenue in the first quarter of fiscal 2009 was $9,450, a decrease of $4,047 or 30% from revenue in the first quarter of fiscal 2008 of $13,497. The decrease was primarily due to decreases in revenue in our college ($2,600), military ($600), general market ($1,200) and broadcast ($200) advertising which were offset by increases in multicultural ($500) advertising.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in the first quarter of fiscal 2009 was $6,230, a decrease of $202 or 3.1% from cost of goods sold in the first quarter of fiscal 2008 of $6,432. The decrease was primarily due to lower outside labor costs ($160) and production costs ($160), offset by increases in travel expenses ($70). The decrease in cost of sales enabled our gross profit percentage in the first quarter of fiscal 2009 to remain substantially consistent with the first quarter of fiscal 2008.

Media

Media segment cost of goods sold in the first quarter of fiscal 2009 was $4,995, a decrease of $930 or 15.7% from cost of goods sold in the first quarter of fiscal 2008 of $5,925. The decrease was primarily due to lower production costs ($700), payroll ($130) and temporary labor ($80). The decrease in cost of sales improved our gross profit to 73% in the first quarter of fiscal 2009 as compared to 70% in the first quarter of fiscal 2008.

Placement

Placement segment cost of goods sold in the first quarter of fiscal 2009 was $6,919, a decrease of $3,181 or 31.5% from cost of goods sold in the first quarter of fiscal 2008 of $10,100. Cost of goods sold as a percentage of revenue improved during the first quarter of fiscal 2009 due to lower marketing fees expense to place advertising in newspapers.

Operating Expenses

Promotion

Promotion segment operating expenses in the first quarter of fiscal 2009 were $7,725, a decrease of $832 or 9.7% from operating expenses in the first quarter of fiscal 2008 of $8,557. The decrease was primarily due to lower facilities costs ($274), corporate costs ($211), and bad debt expense ($120).

Media

Media segment operating expenses in the first quarter of fiscal 2009 were $10,769, a decrease of $719 or 6.3% from operating expenses in the first quarter of fiscal 2008 of $11,488. The decrease was primarily due to decreases in payroll ($1,110) slightly offset by increases in facilities and corporate costs ($330).

Placement

Placement segment operating expenses in the first quarter of fiscal 2009 were $1,672, a decrease of $481 or 22.3% from operating expenses in the first quarter of fiscal 2008 of $2,153. The decrease was primarily due to lower bad debt expense ($330) and lower corporate costs ($25).

Corporate

Corporate segment operating expenses in the first quarter of fiscal 2009 were $315, an increase of $195 from operating expenses in the first quarter of fiscal 2008 of $120. The increase was primarily due to increases in general corporate costs ($230) and payroll ($170), offset by lower information technology costs ($240).

General and Administrative

Promotion

Promotion segment general and administrative expenses in the first quarter of fiscal 2009 were $1,099, a decrease of $119 or 9.8% as compared to general and administrative expenses in the first quarter of fiscal 2008 of $1,218. The decrease was primarily due to lower corporate and stock compensation costs.

Media

Media segment general and administrative expenses in the first quarter of fiscal 2009 were $541, an increase of $357 as compared to general and administrative expenses in the first quarter of fiscal 2008 of $184. The increase was primarily due to higher corporate costs offset by lower stock compensation costs.

Placement

Placement segment general and administrative expenses in the first quarter of fiscal 2009 were $617, a decrease of $102 or 14.2% as compared to general and administrative expenses in the first quarter of fiscal 2008 of $719. The decrease was primarily due to lower corporate costs.

Corporate

Corporate segment general and administrative expenses in the first quarter of fiscal 2009 were $2,927, an increase of $715 or 32.3% as compared to general and administrative expenses in the first quarter of fiscal 2008 of $2,212. The increase was primarily due to increases in payroll and medical benefits costs.

Income Taxes

Income tax expense in the first quarter of fiscal 2009 was $164 at an annualized effective rate of 4% as compared to an effective rate of 4% in the first quarter of fiscal 2008. Due to our history of incurring operating losses, we have established a valuation allowance on all our deferred tax assets. Accordingly, the tax provision for the first quarter of fiscal 2009 was primarily due to the alternative minimum tax on our pretax income and state income taxes.

Liquidity and Capital Resources

Cash from Operations

Cash used in operating activities was $2,699 in the first quarter of fiscal 2009. Factors contributing to our cash used in operating activities were our net loss of $2,723 and uses of working capital of $2,570 mainly attributable to an increase in inventory and prepaid payroll and a decrease in accrued expenses, offset by lower accounts receivable. These uses of cash were offset by noncash items totaling $2,596, which included depreciation and amortization, and stock based compensation expense.

Cash used in operating activities was $649 in the first quarter of fiscal 2008. Factors contributing to our cash used in operating activities were our net loss of $1,569 and uses of working capital of $2,094 mainly attributable to an increase in inventory, offset by a decrease in accounts receivable and accrued expenses. These uses of cash were offset by noncash items totaling $3,014, which included depreciation and amortization, and stock based compensation expense.

Investing Activities

Cash used in investing activities was $1,185 in the first quarter of fiscal 2009 as compared to cash provided by investing activities of $1,186 in the first quarter of fiscal 2008.

Capital expenditures were $895 in the first quarter of fiscal 2009 as compared to $4,231 in the first quarter of fiscal 2008. Capital expenditures for the first quarter of fiscal 2009 were primarily for general operating purposes. In the first quarter of fiscal 2008, the Channel One digital upgrade was completed.

Our short-term investment portfolio did not increase in the first quarter of fiscal 2009 from January 31, 2009. Our short-term portfolio decreased $5,805 during the first quarter of fiscal 2008. Fluctuations in our short-term investment portfolio are primarily dependent upon our operating needs, and we may liquidate portions of our portfolio for these purposes.

Financing Activities

Cash used in financing activities was $730 in the first quarter of fiscal 2009, as a result of repurchases of our common stock.

Cash used in financing activities was $852 in the first quarter of fiscal 2008, as a result of repurchases of our common stock.

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of April 30, 2009, our unused repurchase authorization for our common stock was approximately $6,075. As of May 31, 2009, our unused repurchase authorization for our common stock was approximately $5,628.

On August 15, 2007, the Company entered into a credit agreement with Bank of America, N.A. which was amended from time to time during fiscal 2008 (the “Credit Facility”). Most recently, it was amended and restated on April 9, 2009. At April 30, 2009, the Company had no outstanding borrowing on the Credit Facility.

The Credit Facility currently consists of a three year term $25,000 revolving loan (the “Revolver”), which may be drawn upon at any time while the Company is in compliance with the covenants and other borrowing terms, and a letter of credit facility which has a $2,000 issuance sublimit. Any letters of credit will reduce the available commitment under the Revolver on a dollar-for-dollar basis.

The loans and other obligations under the Credit Facility are guaranteed by wholly-owned direct and indirect operating subsidiaries of the Company, with a requirement that the Credit Facility be additionally guaranteed by any future subsidiaries of the Company.

Any borrowings under the Credit Facility and letters of credit will bear interest at annual rates as detailed in the Credit Facility and are based on the Eurodollar rate plus 1.00% - 2.00%, depending on the Company’s twelve month EBITDA. In addition, the Company is required to pay quarterly an unused commitment fee and a letter of credit fee if the Company enters into a letter of credit arrangement. Total commitment fees paid by the Company under the Credit Facility was $16 for the first quarter of fiscal 2009.

The Credit Facility contains affirmative and restrictive covenants that require the Company to meet certain financial, business operations and other criteria. From time to time, the Company may not be able to satisfy such covenants, and therefore may be out of compliance with certain provisions of the Credit Facility. In past instances, the Company has obtained waivers and amendments to the Credit Facility. In the future, the Company may, as necessary, need to seek waivers or renegotiate the terms and conditions of the Credit Facility in order to remain in compliance therewith. However, the Company cannot provide assurances that Bank of America will agree to any such waiver or amendment and in such event, Bank of America could terminate the Credit Facility and demand that the Company pay any outstanding amounts. In this event, the Company may not have access to working capital should its business activities require funds in excess of cash generated by the Company’s ongoing operating activities.

At April 30, 2009, the Company was in compliance with all the financial ratios and other terms and conditions as stated in the Credit Facility. We continually project our anticipated cash requirements, which include our working capital needs, potential acquisitions and interest payments. Funding requirements may be financed primarily through our operations, the sale of equity, the use of our Credit Facility, or through equity-linked and debt securities. We believe that cash generated from operations and amounts available under our Credit Facility are adequate to meet our reasonably foreseeable operating and capital expenditure requirements, as well as stock repurchase and acquisition activities.

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

Critical Accounting Policies and Estimates

During the first three months of fiscal 2009, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K/A for fiscal 2008, for additional information relating to our use of estimates and other critical accounting policies.

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

Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

•	changes in business and economic conditions and other adverse conditions in our markets;

•	increased competition;

•	our ability to achieve and maintain profitability;

•	lack of future earnings and ability to continue to grow our business;

•	ability to maintain quality and size of database;

•	our ability to protect or enforce our intellectual property or proprietary rights;

•	changes in consumer preferences;

•	volatility of stock price causing substantial declines;

•	litigation that may have an adverse effect on our financial results or reputation;

•	reliance on third-party suppliers; and

•	our ability to successfully implement our operating, marketing, acquisition and expansion strategies.

For a discussion of these and other factors, see the risks discussed in our Annual Report on Form 10-K/A for fiscal 2008 in Item 1A—Risk Factors and the risks discussed in this Quarterly Report.

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

Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 19, 2002, the plaintiffs amended the complaint to assert violations of Section 10(b) of the Exchange Act. The claims mirror allegations asserted against scores of other issuers. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part a global motion to dismiss filed on behalf of all issuers. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to nine focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against nine focus group issuers. By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. After many months of negotiation, on April 2, 2009, the representative class plaintiffs and the defendants filed a Notice of Motion for Preliminary Approval of Settlement accompanied by a global Stipulation and Agreement of Settlement. The proposed Settlement provides that all claims against the issuers and underwriters will be dismissed with prejudice in exchange for the aggregate payment of $586 million. Under the terms of the proposed Settlement, neither the Company nor Messrs. Johnson or Diamond are required to pay any portion of the $586 million payment. The proposed Settlement is subject to numerous contingencies, including, but not limited to, preliminary Court approval, certification of a settlement class and final approval after providing members of the plaintiff class with notice. At this time, we cannot predict whether the proposed Settlement will be approved or, if approved, the date of final approval. The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial condition or operating results

Item 1A.	Risk Factors.

We may not have sufficient shares available for issuance under our 2007 Employee, Director and Consultant Stock Incentive Plan which may result in higher cash expenses or hinder our ability to attract and retain employees.

As of April 30, 2009, we had 1,058 shares available for issuance under our 2007 Employee, Director and Consultant Stock Incentive Plan (the “2007 Plan”), of which only 644 were available for issuance as “full value” awards, such as restricted stock. Our Board of Directors unanimously approved amending the 2007 plan, subject to obtaining shareholder approval at our 2009 annual shareholder meeting scheduled on July 16, 2009. The proposed amendments would, among other things, increase the number of shares available for issuance by 2,000 shares, i.e. the number of shares issuable under the 2007 Plan would be increased from 2,000 to 4,000. If our shareholders do not approve the proposed amendments, we will not have enough shares to issue equity awards to our Chief Executive Officer and our Chief Operating Officer for fiscal 2008 services. Similarly, we may not have enough shares available for issuance for fiscal 2009 services rendered by our employees, including our executive officers. In this instance, our Board of Directors may award cash in lieu of equity grants, which may result in a higher company cash expense. The lack of ability to make equity awards may also hinder our ability to attract and retain employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of fiscal 2009, we purchased 134 shares for approximately $490 under the Company’s stock repurchase program. At April 30, 2009, we had an unused authorization of approximately $6,075.

At May 31, 2009, we had an unused authorization of approximately $5,628.

The following table provides information with respect to purchases by the Company of shares of its common stock during the first quarter of fiscal 2009:

(Amounts in thousands, except per share amounts)

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
February-09	25	(1)	$4.96	—	$6,565
March-09	4	(1)	$4.00	—	6,565
	134	(2)	$3.66	134	6,075
April-09	23	(1)	$4.21	—	6,075

Total	186			134	$6,075

(1)

Represent shares of common stock surrendered to us by our employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Stock Market on the date of the surrender.

(2)	In March 2009, we purchased 134 shares in the open market at an average price of $3.66. These purchases occurred periodically throughout the month of March 2009.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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
Joseph D. Frehe
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: June 8, 2009

EXHIBIT INDEX

EXHIBIT NUMBER
10.1*†	Alloy, Inc. Compensation Arrangements for Named Executive Officers for fiscal year ending January 31, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated June 8, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated June 8, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.