Form 10-Q
period 2009-07-31
ALLOY INC
filed 2009-09-09
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s common stock outstanding as of August 31, 2009 was 16,593,248.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 31, 2009	January 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$31,908	$32,116
Accounts receivable, net of allowance for doubtful accounts of $1,175 and $1,757, respectively	23,313	29,693
Unbilled accounts receivable	4,628	6,341
Inventory	5,575	3,163
Other current assets	6,247	5,122

Total current assets	71,671	76,435
Fixed assets, net	22,981	23,180
Goodwill	50,931	50,335
Intangible assets, net	9,110	9,065
Other assets	1,586	1,704

Total assets	$156,279	$160,719

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,759	$14,255
Deferred revenue	13,516	15,822
Accrued expenses and other current liabilities	19,019	17,682

Total current liabilities	45,294	47,759
Other long-term liabilities	3,623	2,493

Total liabilities	48,917	50,252

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding: 16,138 and 15,582, respectively	160	155
Additional paid-in capital	451,430	449,602
Accumulated deficit	(317,432)	(316,663)

	134,158	133,094
Less treasury stock, at cost: 3,461 and 2,699 shares, respectively	(26,796)	(22,627)

Total stockholders’ equity	107,362	110,467

Total liabilities and stockholders’ equity	$156,279	$160,719

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Services revenue	$38,166	$35,743	$75,419	$79,096
Product revenue	16,056	18,357	21,781	24,149

Total revenue	$54,222	$54,100	$97,200	$103,245

Cost of goods sold:
Costs of goods sold- services	$15,677	$18,101	$32,553	$39,287
Costs of goods sold- product	5,285	6,071	6,553	7,342

Total costs of goods sold	$20,962	$24,172	$39,106	$46,629

Expenses:
Operating	24,138	24,488	44,619	46,806
General and administrative	5,261	4,998	10,445	9,331
Depreciation and amortization**	1,816	1,578	3,554	3,048

Total expenses	31,215	31,064	58,618	59,185

Operating income (loss)	2,045	(1,136)	(524)	(2,569)
Interest expense and other	(17)	(156)	(18)	(243)
Interest income	6	60	17	199

Income (loss) before income taxes	2,034	(1,232)	(525)	(2,613)
Income taxes	(80)	(193)	(244)	(381)

Net income (loss)	$1,954	$(1,425)	$(769)	$(2,994)

Net earnings (loss) per share - Common Shares:
Basic	$0.15	$(0.10)	$(0.06)	$(0.22)

Diluted	$0.15	$(0.10)	$(0.06)	$(0.22)

**	Includes amortization of intangibles of $720 and $473 for the three-month period ended July 31, 2009 and 2008, respectively, and includes amortization of intangibles of $1,360 and $978 for the six-month period ended July 31, 2009 and 2008, respectively.

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended July 31,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(769)	$(2,994)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of operating assets	311	—
Depreciation and amortization of fixed assets	2,193	2,070
Amortization of intangible assets	1,360	978
Provision for losses on accounts receivable	135	210
Compensation charge for restricted stock and issuance of options	1,833	2,079
Changes in operating assets and liabilities:
Accounts receivable	8,637	5,222
Inventory and other assets	(3,419)	(724)
Accounts payable, accrued expenses, and other	(3,927)	5,020

Net cash provided by operating activities	6,354	11,861

Cash Flows from Investing Activities
Capital expenditures	(2,181)	(5,337)
Acquisitions, net of cash acquired	275	—
Proceeds from the sales and maturity of marketable securities	—	6,930
Purchase of domain name / mailing list / marketing rights	(609)	(974)
Net proceeds on sale of operating assets	122	—

Net cash provided by (used in) investing activities	(2,393)	619

Cash Flows from Financing Activities
Repurchase of common stock	(4,169)	(1,163)
Payment for convertible debt	—	(1,240)
Payment of bank loan payable	—	(4,000)

Net cash used in financing activities	(4,169)	(6,403)

Net change in cash and cash equivalents	(208)	6,077

Cash and cash equivalents:

Beginning of period	$32,116	$12,270

End of period	$31,908	$18,347

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

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of consolidated operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform with the current presentation. The Company’s business is seasonal. The Company’s third quarter has historically been its most significant in terms of revenue and operating income. The majority of the Company’s revenues and operating income is earned during the third and fourth quarters of its fiscal year. The results of operations for the three and six-month periods ended July 31, 2009 and 2008 are not necessarily indicative of the operating results for a full fiscal year.

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

Recently Adopted Accounting Pronouncements

Subsequent Events

On July 31, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard.

Business Combinations

The Company adopted the provisions of FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”), on February 1, 2009. SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company applied the provisions of SFAS 141 (R) to its July 1, 2009 acquisition of Rock Coast Media, which is more fully discussed in Note 10.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

In conjunction with SFAS 141R, the Company adopted the provisions of FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141R-1”). FSP FAS 141R-1 amends SFAS 141R to require assets and liabilities assumed in a business combination that arise from contingencies be recognized on the acquisition date at fair value, if fair value can be reasonably determined, and if not, be recognized in accordance with current FASB Statement No. 5 Accounting for Contingencies guidance; eliminate the requirement to disclose potential range of outcomes of recognized contingencies at the acquisition date; and require that contingent consideration arrangements of the target assumed by the acquirer be initially measured at fair value.

This FSP is effective for the Company’s acquisitions occurring on or after February 1, 2009. The Company applied the provisions of this FSP to its July 1, 2009 acquisition of the operating assets from Rock Coast Media, Inc., which is more fully discussed in Note 10.

Noncontrolling Interests

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) which establishes accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding noncontrolling interests, sometimes called minority interest. These standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent’s equity; the amount of net income attributable to the parent and the noncontrolling interest be separately presented on the consolidated statement of income; accounting standards applied to changes in a parent’s interest be consistently applied; fair value measurement upon deconsolidation of a non-controlling interest be used; and the interests of the noncontrolling owners be already identified and distinguished. The adoption had no impact on the Company’s consolidated financial statements for the six months ended July 31, 2009.

Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. The Company adopted the provisions of FSP No. FAS 142-3 on February 1, 2009. The adoption had no impact on the Company’s consolidated financial statements for the six months ended July 31, 2009.

Hierarchy of GAAP

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management is currently evaluating the provisions of SFAS 162 and assessing the impact, if any, on its consolidated financial statements.

Recently Issued Accounting Pronouncements

Codification of GAAP

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending October 31, 2009. Management has determined that the adoption of SFAS 168 will not have a significant impact on the Company’s consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on February 1, 2010. Management is currently evaluating the impact of adopting this statement on its consolidated financial statements.

2. Net Earnings (Loss) Per Share and Stock-Based Compensation

On February 1, 2009 the Company adopted FSP EITF No. 3-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 3-6-1”), which requires the Company to include all unvested restricted stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in computing earnings per share (“EPS”) using the two-class method. The calculation of earnings per share for common stock presented here has been reclassified to exclude the income attributable to the unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. The Company has retroactively applied the provisions of FSP EITF No. 3-6-1. During the three-month period ended July 31, 2008 and the six-month periods ended July 31, 2009 and 2008, respectively, the Company was in a net loss position. As a result, unvested restricted stock of 613, 941 and 613 were excluded in the calculation of EPS using the two-class method for the three-month period ended July 31, 2008 and six-month periods ended July 31, 2009 and 2008, respectively, because the effect would be antidilutive due to the net loss for the period.

Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The Company excludes outstanding stock options, and warrants to purchase common stock, and common stock subject to repurchase or which has been issued, but has not vested, from the calculation of diluted earnings (loss) per common share in cases where the inclusion of such securities would be antidilutive.

The computation of basic and diluted earnings per share under the two-class method is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net income (loss)	$1,954	$(1,425)	$(769)	$(2,994)

Less: income allocated to participating securities	143	—	—	—

Income (loss) available to common stockholders	$1,811	$(1,425)	$(769)	$(2,994)

Weighted-average common shares outstanding - basic	11,922	13,587	11,841	13,570

Effect of dilutive employee restricted stock	941	—	—	—

Weighted-average common shares and share equivalents outstanding - diluted	12,863	13,587	11,841	13,570

Earnings (loss) per share - basic	$0.15	$(0.10)	$(0.06)	$(0.22)

Earnings per share - diluted	$0.15	$(0.10)	$(0.06)	$(0.22)

3. Stock-Based Compensation

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended July 31, 2009 and 2008 was $1,029 and $1,040, respectively, of which $510 and $613, respectively, were included in operating costs in the Statement of Operations and $519 and $427, respectively, were included in general and administrative expenses in the Statement of Operations. For the six-month periods ended July 31, 2009 and 2008, the total stock-based compensation expense was $1,833 and $2,070, respectively, of which $920 and $1,284, respectively, were included in operating costs in the Statement of Operations and $913 and $786, respectively, were included in general and administrative expenses in the Statement of Operations.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Stock Options

The weighted-average fair value of each option as of the grant date was $1.87 and $3.05 for the six months ended July 31, 2009 and 2008, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended July 31, 2009	Year Ended January 31, 2009
Risk-free interest rate	2.43%	1.75%
Expected lives (in years)	4.5	4.5
Expected volatility	49.1%	51.6%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the six-month period ended July 31, 2009:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 2009	2,290	$11.76
Options granted	3	4.07
Options exercised	—	—
Options forfeited or expired	(395)	13.15

Outstanding at July 31, 2009 (unaudited)	1,898	$11.69

Fully vested and exercisable at July 31, 2009 (unaudited)	1,351	$12.89

Available for future grants	2,578

Restricted Stock

The Company has awarded restricted shares of common stock to directors and certain employees that vest over periods of up to seven years. Certain of these awards are service-based while others are performance. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. In the three-month period ended July 31, 2009, the Company awarded 499 restricted shares with a weighted-average life of three years and a fair market value of $2,547.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Unearned compensation expense related to restricted stock grants at July 31, 2009 was $5,279. The expense is expected to be recognized over a weighted-average period of approximately 2.4 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended July 31, 2009 and 2008 was $767 and $647, respectively. For the six-month periods ended July 31, 2009 and 2008, total compensation expense attributable to restricted stock grants was $1,269 and $1,235, respectively.

The following is a summary of restricted stock activity for the six-month period ended July 31, 2009:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2009	563	$9.97
Granted	556	5.10
Vested	(178)	10.66
Forfeited	—	—

Unvested at July 31, 2009 (unaudited)	941	$6.96

Warrants

At July 31, 2009, there were 255 warrants outstanding and exercisable with an average exercise price of $76.52 per share and a weighted average contractual term of 2.5 years.

4. Goodwill and Intangible Assets

Goodwill

The acquired goodwill as of July 31, 2009 and January 31, 2009, are as follows:

	July 31, 2009	Adjustments	January 31, 2009
	(Unaudited)
Promotion	$24,221	$712	$23,509

Media	22,755	(116)	22,871

Placement	3,955	—	3,955

Total	$50,931	$596	$50,335

The Company’s goodwill balance in the Promotion segment increased $712 primarily due to the payment of $227 of contingent consideration related to a prior year acquisition and the acquisition of Rock Coast Media, which required the Company to record $485 of goodwill related to the acquisition. The acquisition is more fully described in note 10.

During the second quarter of fiscal 2009, the Company sold assets related to its health club network and in conjunction with the sale recorded goodwill impairment in the amount of $116.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Intangibles

The acquired intangible assets as of July 31, 2009 and January 31, 2009 are as follows:

	Gross Carrying Amounts	Accumulated Amortization	Net
At July 31, 2009:
(Unaudited)
Amortizable intangible assets:
Client relationships	$7,540	$5,569	$1,971
Noncompetition agreements	2,288	1,587	701
Websites	1,896	845	1,051
Mailing lists	4,129	2,080	2,049
Marketing rights	175	102	73

	16,028	10,183	5,845
Indefinite-lived intangible assets:
Trademarks	3,265	—	3,265

Total intangible assets	$19,293	$10,183	$9,110

At January 31, 2009:
Amortizable intangible assets:
Client relationships	$7,210	$5,265	$1,945
Noncompetition agreements	1,988	1,493	495
Websites	1,837	620	1,217
Mailing lists	3,575	1,534	2,041
Marketing rights	175	73	102

	14,785	8,985	5,800
Indefinite-lived intangible assets:
Trademarks	3,265	—	3,265

Total intangible assets	$18,050	$8,985	$9,065

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

5. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Placement and Media segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation. At July 31, 2009 and January 31, 2009, there were $4,628 and $6,341, respectively, of unbilled receivables.

6. Detail of Certain Balance Sheet Accounts

	July 31, 2009	January 31, 2009
	(Unaudited)
Accrued expenses & other current liabilities
Accrued compensation and sales commissions	$5,133	$6,121
Program accrual (1)	4,922	4,791
Promotions accrual (2)	2,018	630
Other	6,946	6,140

	$19,019	$17,682

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.

(2)	The promotions accrual consists primarily of hourly outside labor costs and travel and expense related fees.

7. Common Stock

Common Stock Transactions

During the second quarter of fiscal 2009, employees surrendered to the Company approximately 5 shares of common stock to satisfy tax-withholding obligations.

During the second quarter of fiscal 2009, the Company did not surrender any shares of its restricted stock from employees upon their termination of service.

Common Stock Transactions – Stock Repurchase Program

During the second quarter of fiscal 2009, the Company repurchased 571 shares for approximately $3,400 under the Company’s stock repurchase program.

During the first half of fiscal 2009, the Company repurchased 705 shares for approximately $3,890 under the Company’s stock repurchase program. At July 31, 2009, the Company had an unused authorization of approximately $2,675.

Common Stock Outstanding

The number of shares of common stock outstanding as of August 31, 2009 was 16,593,248, or 13,090,665 excluding treasury shares.

8. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenue:
Promotion	$27,155	$27,733	$42,221	$43,485
Media	20,167	17,257	38,629	37,153
Placement	6,900	9,110	16,350	22,607

Total revenue	$54,222	$54,100	$97,200	$103,245

Operating income (loss):
Promotion	$3,557	$3,702	$3,357	$3,027
Media	2,132	(2,223)	3,001	(988)
Placement	14	564	247	1,082
Corporate	(3,658)	(3,179)	(7,129)	(5,690)

Total operating income (loss)	$2,045	$(1,136)	$(524)	$(2,569)

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

	At July 31, 2009	At January 31, 2009
	(Unaudited)
Total Assets:
Promotion	$38,297	$34,045
Media	69,167	70,332
Placement	12,129	17,711
Corporate	36,686	38,631

Total Assets	$156,279	$160,719

9. Income Taxes

For the six months ended July 31, 2009 and 2008 respectively, the Company recorded tax expense of $244 and $381, which was primarily attributable to state taxes, federal alternative minimum tax, and tax expense related to uncertain tax positions. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of July 31, 2009, the Company’s total liability for net unrecognized tax benefits, including the liability for interest and penalties as described above, was $1,313. During the six-month period ended July 31, 2009, the Company did not settle any of its unrecognized tax benefits.

During the six-month period ended July 31, 2009, the Company expensed approximately $52 of interest expense and penalties related to the unrecognized tax benefits.

The Company’s subsidiaries join in the filing of a United States federal consolidated income tax return. The United States federal statute of limitations remains open for the years 2004 onward. To the Company’s knowledge, it is not currently under examination by the Internal Revenue Service.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. During the six-month period ended July 31, 2009, the Company did not reverse any unrecognized tax benefits due to expiring statutes.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

10. Acquisition

Rock Coast Media, Inc.

On July 1, 2009, the Company acquired the operating assets of Rock Coast Media, Inc. (“Rock Coast Media”), which provides online marketing services, including search engine and social media optimization, media planning and buying and site usage analysis.

The Company recorded the acquisition in accordance with FASB 141R. The Company acquired Rock Coast Media’s assets, receiving net cash of $275, which included a nominal working capital adjustment.

In accordance with the acquisition agreement, the Company may be required to pay contingent payments based on the operating performance of Rock Coast Media over the next three years. The maximum potential contingent payment is $3,600.

Management applied reasonable revenue growth projections and certain profitability assumptions and has concluded that based upon the provisions of the asset acquisition agreement, that a contingent payment of approximately $1,351 would most be likely be earned over the course of the agreement.

In accordance with the provisions of FASB 141R, the Company recorded the net present value of the potential contingent payment as a liability in the amount of $1,312, of which $305 was recorded as a short-term liability and $1,007 was recorded as a long-term liability.

In conjunction with the acquisition, the Company has made a preliminary allocation of purchase price and estimated goodwill with a fair value of $485; non-competition agreements with a fair value of $300 and a useful life of four years; and customer lists with a fair value of $627 and a useful life of three years.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The results of operations of Rock Coast Media, since the date of acquisition have been included in the accompanying consolidated financial statements. Rock Coast Media is a part of the Company’s AMP division of its Promotion segment. The acquisition was not considered significant and, as such, pro forma information is not required. Acquisition costs were expensed as incurred during the quarter ended July 31, 2009, and were not material.

11. Commitments and Contingencies

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

Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 19, 2002, the plaintiffs amended the complaint to assert violations of Section 10(b) of the Exchange Act. The claims mirror allegations asserted against scores of other issuers. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part a global motion to dismiss filed on behalf of all issuers. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to nine focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against nine focus group issuers. By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. After many months of negotiation, on April 2, 2009, the representative class plaintiffs and the defendants filed a Notice of Motion for Preliminary Approval of Settlement accompanied by a global Stipulation and Agreement of Settlement. The proposed Settlement provides that all claims against the issuers and underwriters will be dismissed with prejudice in exchange for the aggregate payment of $586 million. Under the terms of the proposed Settlement, neither the Company nor Messrs. Johnson or Diamond are required to pay any portion of the $586 million payment. The proposed Settlement is subject to numerous contingencies, including, but not limited to, preliminary Court approval, certification of a settlement class and final approval after providing members of the plaintiff class with notice. On or about June 10, 2009, the Court granted Plaintiff’s motion for an order: (i) preliminarily approving the proposed stipulation; (ii) certifying the Settlement classes for the purposes of the proposed stipulation only; (iii) approving the form and program of class notice described in the stipulation; and (iv) scheduling a hearing before the Court to determine whether the proposed stipulation should be finally approved. The Court has not altered any of the terms of the proposed Settlement, has approved the form of notice without change and has set a hearing on final approval for September 10, 2009 at 4:30 pm. At this time, we cannot predict whether the proposed Settlement will be approved or, if approved, the date of final approval.

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

Each of our businesses falls in one of three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our AMP, OCM and sampling divisions. The Media segment is comprised of Company-owned and represented media assets, including our display board, Interactive, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming and specialty print publications, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

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

In the fiscal year ending January 31, 2010 (“fiscal 2009”), we intend to continue to expand our Media segment, as we believe this segment provides the greatest opportunity to increase long-term profitability and shareholder value. For example, in our Interactive business, we are expanding our Teen.com network to deliver original, short-form video programming. Additionally, in our Alloy Entertainment business, we are working to monetize our library of book titles through television, motion picture, and short-form video programming. We also continue to evaluate acquisition opportunities. In our Promotion and Placement segments, we plan to continue to try to maximize profitability through a combination of cost management and growth.

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

Three Months Ended July 31, 2009 Compared with Three Months Ended July 31, 2008

	Three months ended July 31, 2009 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$11,099	$20,167	$6,900	—	$38,166
Product revenue	16,056	—	—	—	16,056

Total revenue	$27,155	$20,167	$6,900	—	$54,222
Cost of goods sold:
Cost of goods sold – services	$5,993	$4,494	$5,190	—	$15,677
Cost of goods sold – product	5,285	—	—	—	5,285

Total cost of goods sold	$11,278	$4,494	$5,190	—	$20,962
Expenses:
Operating	$10,954	$11,135	$1,275	$774	$24,138
General and administrative	1,130	1,052	415	2,664	5,261
Depreciation and amortization	236	1,354	6	220	1,816

Total expenses	$12,320	$13,541	$1,696	$3,658	$31,215

Operating income (loss)	$3,557	$2,132	$14	$(3,658)	$2,045

	Three months ended July 31, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$9,376	$17,257	$9,110	—	$35,743
Product revenue	18,357	—	—	—	18,357

Total revenue	$27,733	$17,257	$9,110	—	$54,100
Cost of goods sold:
Cost of goods sold – services	$4,751	$6,599	$6,751	—	$18,101
Cost of goods sold – product	6,071	—	—	—	6,071

Total cost of goods sold	$10,822	$6,599	$6,751	—	$24,172
Expenses:
Operating	$11,387	$11,672	$1,252	$177	$24,488
General and administrative	1,624	79	535	2,760	4,998
Depreciation and amortization	198	1,130	8	242	1,578

Total expenses	$13,209	$12,881	$1,795	$3,179	$31,064

Operating income (loss)	$3,702	$(2,223)	$564	$(3,179)	$(1,136)

Revenue

Revenue in the second quarter of fiscal 2009 was $54,222, and remained consistent with revenue of $54,100 in the second quarter fiscal 2008. Revenue in our Media segment increased $2,910, which was offset by a decrease in revenue in our Promotion and Placement segments of $578 and $2,210, respectively.

Promotion

Promotion segment revenue in the second quarter of fiscal 2009 was $27,155, a decrease of $578, or 2.1%, from revenue of $27,733 in the second quarter of fiscal 2008. Revenue decreased in the Company’s OCM and sampling businesses of $2,310 and $399, respectively, which were offset by an increase in the AMP Agency business of $2,122.

Media

Media segment revenue in the second quarter of fiscal 2009 was $20,167, an increase of $2,910, or 16.8%, from revenue of $17,257 in the second quarter of fiscal 2008. The increase was primarily due to increases in our Interactive, display board, Channel One and print businesses of $733, $1,011, $1,371 and $204, respectively, which were offset by a decrease in our entertainment business of $406.

Placement

Placement segment revenue in the second quarter of fiscal 2009 was $6,900, a decrease of $2,210, or 24.2%, from revenue of $9,110 in the second quarter of fiscal 2008. The decrease was primarily due to decreases in college newspaper sales, multicultural and broadcast advertising that totaled $2,609, which were offset by an increase in military advertising of $399.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in the second quarter of fiscal 2009 was $11,278, an increase of $456, or 4.2%, from cost of goods sold of $10,822 in the second quarter of fiscal 2008. The increase was primarily due to increases in our AMP business production costs of $563 and travel costs of $128, which were offset by decreases in payroll and temporary labor of $304.

Media

Media segment cost of goods sold in the second quarter of fiscal 2009 was $4,494, a decrease of $2,105, or 31.8%, from cost of goods sold of $6,599 in the second quarter fiscal 2008. The decrease was primarily due to decreases in net production costs for Channel One of $2,249, which was offset by increases in payroll and temporary labor of $144.

Placement

Placement segment cost of goods sold in the second quarter of fiscal 2009 was $5,190, a decrease of $1,561, or 23.1%, from cost of goods sold in the second quarter of fiscal 2008 of $6,751. The decrease is in direct proportion to the decrease in revenue.

Operating Expenses

Promotion

Promotion segment operating expenses in the second quarter of fiscal 2009 were $10,954, a decrease of $433, or 3.8%, from operating expenses of $11,387 in the second quarter of fiscal 2008. The decrease was primarily due to decreases in general corporate costs ($744), facilities costs ($191) and travel costs ($97), which were offset by an increase in mailing costs ($601) and payroll ($52).

Media

Media segment operating expenses in the second quarter of fiscal 2009 were $11,135 a decrease of $537, or 4.6%, from operating expenses of $11,672 in the second quarter of fiscal 2008. The decrease was primarily due to decreases in payroll related costs ($1,084), which were offset by an increase in general corporate costs ($536) and facilities expenses ($56).

Placement

Placement segment operating expenses in the second quarter of fiscal 2009 were $1,275, and remained consistent with operating expenses of $1,252 in the second quarter of fiscal 2008.

Corporate

The Corporate segment operating expenses in the second quarter of fiscal 2009 were $774, an increase of $597, from operating expenses of $177, in the second quarter of fiscal 2008. The increase was primarily due to increases in general corporate costs ($293), facilities costs ($158), higher payroll costs ($92), and information technology costs ($50).

General and Administrative

Promotion

Promotion segment general and administrative expenses in the second quarter of fiscal 2009 were $1,130, a decrease of $494, or 30.4%, as compared to $1,624 in the second quarter of fiscal 2008. The decrease was primarily due to a decrease in general corporate costs ($423).

Media

Media segment general and administrative expenses in the second quarter of fiscal 2009 were $1,052, as compared to $79 in the second quarter of fiscal 2008. The increase was primarily due to increases in general corporate costs ($835) and payroll costs ($141).

Placement

Placement segment general and administrative expenses in the second quarter of fiscal 2009 were $415, a decrease of $120, or 22.4%, as compared to general and administrative expenses of $535 in the second quarter of fiscal 2008. The decrease was primarily due to a decrease in general corporate costs.

Corporate

The Corporate segment general and administrative expenses in the second quarter of fiscal 2009 were $2,664, a decrease of $96, or 3.4%, from general and administrative expenses of $2,760 in the second quarter of fiscal 2008. The decrease was primarily due to lower corporate costs ($210), offset by an increase in professional fees ($118).

Six Months Ended July 31, 2009 Compared with Six Months Ended July 31, 2008

	Six months ended July 31, 2009 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$20,440	$38,629	$16,350	—	$75,419
Product revenue	21,781	—	—	—	21,781

Total revenue	$42,221	$38,629	$16,350	—	$97,200
Cost of goods sold:
Cost of goods sold – services	$10,955	$9,489	$12,109	—	$32,553
Cost of goods sold – product	6,553	—	—	—	6,553

Total cost of goods sold	$17,508	$9,489	$12,109	—	$39,106
Expenses:
Operating	$18,679	$21,904	$2,947	$1,089	$44,619
General and administrative	2,229	1,593	1,032	5,591	10,445
Depreciation and amortization	448	2,642	15	449	3,554

Total expenses	$21,356	$26,139	$3,994	$7,129	$58,618

Operating income (loss)	$3,357	$3,001	$247	$(7,129)	$(524)

	Six months ended July 31, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$19,336	$37,153	$22,607	—	$79,096
Product revenue	24,149	—	—	—	24,149

Total revenue	$43,485	$37,153	$22,607	—	$103,245
Cost of goods sold:
Cost of goods sold – services	$9,912	$12,524	$16,851	—	$39,287
Cost of goods sold – product	7,342	—	—	—	7,342

Total cost of goods sold	$17,254	$12,524	$16,851	—	$46,629
Expenses:
Operating	$19,944	$23,160	$3,405	$297	$46,806
General and administrative	2,842	263	1,254	4,972	9,331
Depreciation and amortization	418	2,194	15	421	3,048

Total expenses	$23,204	$25,617	$4,674	$5,690	$59,185

Operating income (loss)	$3,027	$(988)	$1,082	$(5,690)	$(2,569)

Revenue

Revenue for the six months ended July 31, 2009 was $97,200, a decrease of $6,045, or 5.8%, from revenue of $103,245 for the six months ended July 31, 2008. Revenue in our Media segment increased $1,476, which was offset by a decrease in our Promotion and Placement segments of $1,264 and $6,257, respectively.

Promotion

Promotion segment revenue for the six months ended July 31, 2009 was $42,221, a decrease of $1,264, or 2.9%, from revenue of $43,485 for the six months ended July 31, 2008. Revenue decreased in the Company’s OCM and sampling businesses of $2,368 and $1,044, respectively, which were offset by an increase in the AMP Agency business of $2,146.

Media

Media segment revenue for the six months ended July 31, 2009 was $38,629, an increase of $1,476, or 3.9%, from revenue of $37,153 for the six months ended July 31, 2008. The increase was primarily due to decreases in production costs of $2,248, which were offset by increases in payroll and temporary labor costs of $144.

Placement

Placement segment revenue for the six months ended July 31, 2009 was $16,350, a decrease of $6,257, or 27.6%, from revenue of $22,607 for the six months ended July 31, 2008. The decrease was primarily due to decreases in college newspaper sales, multicultural, military and broadcast advertising that totaled $6,257.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold for the six months ended July 31, 2009 was $17,508, an increase of $254, or 1.4%, from cost of goods sold of $17,254 for the six months ended July 31, 2008. The increase was primarily due to increases in our AMP business related to production costs of $404, and travel costs of $194, which were offset by decreases in payroll and temporary labor costs of $464.

Media

Media segment cost of goods sold for the six months ended July 31, 2009 was $9,489, a decrease of $3,035, or 24.2%, from cost of goods sold of $12,524 for the six months ended July 31, 2008. The decrease was primarily due to decreases in net production costs for Channel One of $2,913, and payroll and temporary labor costs of $87.

Placement

Placement segment cost of goods sold for the six months ended July 31, 2009 was $12,109, a decrease of $4,742, or 28.1%, from cost of goods sold of $16,851 for the six months ended July 31, 2008. The decrease is in direct proportion to the decrease in revenue.

Operating Expenses

Promotion

Promotion segment operating expenses for the six months ended July 31, 2009 were $18,679, a decrease of $1,265, or 6.3%, from operating expenses of $19,944 for the six months ended July 31, 2008. The decrease was primarily due to decreased general corporate costs ($1,635), facilities costs ($465) and travel costs ($122), which were offset by increase in payroll ($96) and mailing costs ($965).

Media

Media segment operating expenses for the six months ended July 31, 2009 were $21,904, a decrease of $1,256, or 5.4%, from operating expenses of $23,160 for the six months ended July 31, 2008. The decrease was primarily due to decreases in payroll related costs ($2,717), stock based compensation ($235), and maintenance cost ($113), which were offset by increases in general corporate costs ($1,604) and facilities costs ($205).

Placement

Placement segment operating expenses for the six months ended July 31, 2009 were $2,947, a decrease of $458, or 13.4% from operating expenses of $3,405 for the six months ended July 31, 2008. The decrease was primarily due to decreases in payroll related costs ($288) and general corporate costs ($170).

Corporate

The Corporate segment operating expenses for the six months ended July 31, 2009 were $1,089, an increase of $792, from operating expenses of $297 for the six months ended July 31, 2008. The increase was primarily due to increases in facilities costs ($264), higher payroll ($261), general corporate costs ($195), and information technology costs ($99).

General and Administrative

Promotion

Promotion segment general and administrative expenses for the six months ended July 31, 2009 were $2,229, a decrease of $613, or 21.5%, as compared to $2,842 for the six months ended July 31, 2008. The decrease was primarily due to a decrease in general corporate costs ($548).

Media

Media segment general and administrative expenses for the six months ended July 31, 2009 were $1,593, an increase of $1,330 as compared to general and administrative expenses of $263 for the six months ended July 31, 2008. The increase was primarily due to increases in general corporate costs ($1,171) and payroll related expenses ($161).

Placement

Placement segment general and administrative expenses for the six months ended July 31, 2009 were $1,032, a decrease of $222, or 17.7%, as compared to general and administrative expenses of $1,254 for the six months ended July 31, 2008. The decrease was primarily due to a decrease in general corporate costs ($215).

Corporate

The Corporate segment general and administrative expenses for the six months ended July 31, 2009 were $5,591, an increase of $619, or 12.4%, from general administrative expenses of $4,972 for the six months ended July 31, 2008. The increase was primarily due to increases in payroll and medical benefits costs ($833), professional fees ($154), and stock based compensation ($110), which were offset by lower corporate costs ($466).

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities was $6,354 for the six months ended July 31, 2009. Factors contributing to our cash provided by operating activities were sources of working capital of $1,291 primarily as a result of improvements in our accounts receivable collections, non-cash items of $5,521 which included depreciation and amortization, bad debt and stock based compensation expense. These items were offset by our net loss of $769 and the loss on the sale of assets related to the health club network of $311.

Cash provided by operating activities was $11,861 for the six months ended July 31, 2008. Factors contributing to our cash provided by operating activities were our net loss of $1,569 and uses of working capital of $2,094 mainly attributable to an increase in inventory, offset by a decrease in accounts receivable and accrued expenses. These uses of cash were offset by noncash items totaling $3,014, which included depreciation and amortization, and stock based compensation expense.

Investing Activities

Cash used in investing activities was approximately $2,393 during the six months ended July 31, 2009, compared with cash provided by investing activities of approximately $619 during the six months ended July 31, 2008. The use of cash in investing activities during the first half of fiscal 2009 was principally attributable to capital expenditures and purchases of domain names for our Media segment. These uses of cash were slightly offset by cash received in conjunction with the acquisition of the operating assets of Rock Coast Media and proceeds on the sale of assets related to the health club network.

Capital expenditures decreased $3,156 to $2,181 in the six months ended July 31, 2009 compared with $5,337 in the six months ended July 31, 2008, primarily due to the completion of the capital expenditure for the digital upgrades to Channel One’s infrastructure in the first quarter of fiscal 2008. In addition, the decrease was because we purchased domain names for a cost of $609 as compared to $974 during the first half of fiscal 2008.

We acquired Rock Coast Media and received cash of $275. In addition, we received net proceeds on the sale of operating assets of $122 during the six months ended July 31, 2009. There was no such activity for the comparable period in 2008.

Financing Activities

Cash used in financing activities was $4,169 during the six months ended July 31, 2009, as a result of repurchases of our common stock.

Cash used in financing activities was $6,403 during the six months ended July 31, 2008, primarily as a result of the payment of the $4.0 million balance owed on the Credit Facility, and the remaining principal due on our convertible debt.

Other Items

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of July 31, 2009, our unused repurchase authorization for our common stock was approximately $2,675.

On August 15, 2007, the Company entered into a credit agreement with Bank of America, N.A. which was amended from time to time during fiscal 2008 (the “Credit Facility”). Most recently, it was amended and restated on April 9, 2009. At July 31, 2009, the Company had no outstanding borrowing on the Credit Facility.

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

At July 31, 2009, the Company was in compliance with all the financial ratios and other terms and conditions as stated in the Credit Facility. We continually project our anticipated cash requirements, which include our working capital needs, potential acquisitions and interest payments. Funding requirements may be financed primarily through our operations, the sale of equity, the use of our Credit Facility, or through equity-linked and debt securities. We believe that cash generated from operations and amounts available under our Credit Facility are adequate to meet our reasonably foreseeable operating and capital expenditure requirements, as well as stock repurchase and acquisition activities.

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

Critical Accounting Policies and Estimates

During the first six months of fiscal 2009, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K/A for fiscal 2008, for additional information relating to our use of estimates and other critical accounting policies.

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

Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 19, 2002, the plaintiffs amended the complaint to assert violations of Section 10(b) of the Exchange Act. The claims mirror allegations asserted against scores of other issuers. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part a global motion to dismiss filed on behalf of all issuers. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to nine focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against nine focus group issuers. By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. After many months of negotiation, on April 2, 2009, the representative class plaintiffs and the defendants filed a Notice of Motion for Preliminary Approval of Settlement accompanied by a global Stipulation and Agreement of Settlement. The proposed Settlement provides that all claims against the issuers and underwriters will be dismissed with prejudice in exchange for the aggregate payment of $586 million. Under the terms of the proposed Settlement, neither the Company nor Messrs. Johnson or Diamond are required to pay any portion of the $586 million payment. The proposed Settlement is subject to numerous contingencies, including, but not limited to, preliminary Court approval, certification of a settlement class and final approval after providing members of the plaintiff class with notice. On or about June 10, 2009, the Court granted Plaintiff’s motion for an order: (i) preliminarily approving the proposed stipulation; (ii) certifying the Settlement classes for the purposes of the proposed stipulation only; (iii) approving the form and program of class notice described in the stipulation; and (iv) scheduling a hearing before the Court to determine whether the proposed stipulation should be finally approved. The Court has not altered any of the terms of the proposed Settlement, has approved the form of notice without change and has set a hearing on final approval for September 10, 2009 at 4:30 pm. At this time, we cannot predict whether the proposed Settlement will be approved or, if approved, the date of final approval.

The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial condition or operating results.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of fiscal 2009, we purchased 571 shares for approximately $3,400 under the Company’s stock repurchase program. At July 31, 2009, we had an unused authorization of approximately $2,675.

The following table provides information with respect to purchases by the Company of shares of its common stock during the second quarter of fiscal 2009:

(Amounts in thousands, except per share amounts)

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
May-09	99	(2)	$4.49	99	$5,630
June-09	4	(1)	$5.71	—	5,630
	50	(2)	$5.49	50	5,355
July-09	1	(1)	$6.55	—	5,355
	422	(2)	$6.35	422	2,675

Total	576			571	$2,675

(1)

Represent shares of common stock surrendered to us by our employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Stock Market on the date of the surrender.

(2)

In May 2009, we purchased 99 shares in the open market at an average price of $4.49. In June 2009, we purchased 50 shares in the open market at an average price of $5.49. In July 2009, we purchased 422 shares in the open market at an average price of $6.35.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders (the “2009 Annual Meeting”) on July 16, 2009. At the 2009 Annual Meeting, our stockholders voted in favor of the proposal to elect James K. Johnson, Jr., Peter M. Graham and Anthony N. Fiore as directors to serve until the Annual Meeting of Stockholders to be held in 2012 and until their successors are duly elected and qualified, with 10,033,788 votes cast for and 1,369,411 votes withheld or abstentions for Mr. Johnson; with 10,162,867 votes cast for and 1,240,332 votes withheld or abstentions for Mr. Graham; and with 10,147,371 votes cast for and 1,255,828 votes withheld or abstentions for Mr. Fiore. The terms of each of the other directors of the Company, namely Matthew C. Diamond, Edward A. Monnier, Samuel A. Gradess, Jeffrey Hollender and Richard E. Perlman, continued after the 2009 Annual Meeting. Also at the 2009 Annual Meeting, our stockholders voted: (i) to ratify and confirm the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending January 31, 2010, with 10,716,629 votes for, 681,804 votes against and 4,767 abstentions on the proposal; and (ii) to approve the Amended and Restated Alloy, Inc. 2007 Employee, Director and Consultant Stock Plan, with 5,294,550 votes for, 4,325,732 votes against and 632,370 abstentions on the proposal.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ Joseph D. Frehe
Joseph D. Frehe
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)
Date: September 9, 2009

EXHIBIT INDEX

EXHIBIT NUMBER
10.1*†	Alloy, Inc. Compensation Arrangements for Named Executive Officers for the fiscal year ending January 31, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated September 9, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated September 9, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.