Form 10-Q
period 2009-10-31
ALLOY INC
filed 2009-12-08
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s common stock issued and outstanding as of November 30, 2009 was 12,942,077.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 31, 2009	January 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,998	$32,116
Accounts receivable, net of allowance for doubtful accounts of $906 and $1,757, respectively	30,066	29,693
Unbilled accounts receivable	9,172	6,341
Inventory	3,838	3,163
Other current assets	4,798	5,122

Total current assets	77,872	76,435
Fixed assets, net	22,558	23,180
Goodwill	50,931	50,335
Intangible assets, net	8,417	9,065
Other assets	1,593	1,704

Total assets	$161,371	$160,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,744	$14,255
Deferred revenue	13,828	15,822
Accrued expenses and other current liabilities	16,737	17,682

Total current liabilities	45,309	47,759
Other long-term liabilities	3,418	2,493

Total liabilities	48,727	50,252

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding: 16,594 and 15,582, respectively	165	155
Additional paid-in capital	453,635	449,602
Accumulated deficit	(313,457)	(316,663)

	140,343	133,094
Less treasury stock, at cost: 3,599 and 2,699 shares, respectively	(27,699)	(22,627)

Total stockholders’ equity	112,644	110,467

Total liabilities and stockholders’ equity	$161,371	$160,719

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Services revenue	$51,525	$59,434	$126,944	$138,530
Product revenue	9,269	10,473	31,050	34,622

Total revenue	$60,794	$69,907	$157,994	$173,152
Cost of Goods Sold:
Costs of goods sold- services	$25,894	$28,751	$58,447	$68,038
Costs of goods sold- product	2,902	2,973	9,455	10,315

Total costs of goods sold	$28,796	$31,724	$67,902	$78,353
Expenses:
Operating	20,993	22,994	65,612	69,800
General and administrative	5,554	4,335	15,999	13,666
Depreciation and amortization**	1,856	1,621	5,410	4,669

Total expenses	28,403	28,950	87,021	88,135

Operating income	3,595	9,233	3,071	6,664
Interest expense and other	(2)	89	(20)	(154)
Interest income	8	83	25	282

Income before income taxes	3,601	9,405	3,076	6,792
Income tax benefit (expense)	374	(305)	130	(686)
Net income	$3,975	$9,100	$3,206	$6,106

Net earnings per share - common shares:
Basic	$0.31	$0.65	$0.25	$0.43

Diluted	$0.31	$0.65	$0.25	$0.43

**	Includes amortization of intangibles of $738 and $513 for the three-month periods ended October 31, 2009 and 2008, respectively. Includes amortization of intangibles of $2,098 and $1,491 for the nine-month periods ended October 31, 2009 and 2008, respectively.

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended October 31,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities
Net income	$3,206	$6,106
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of operating assets	297	—
Depreciation and amortization of fixed assets	3,312	3,178
Amortization of intangible assets	2,098	1,491
Provision for losses on accounts receivable	230	374
Compensation charge for restricted stock and issuance of options	4,043	3,085
Changes in operating assets and liabilities:
Accounts receivable	(2,755)	(4,354)
Inventory and other assets	(240)	760
Accounts payable, accrued expenses, and other	(4,117)	4,112

Net cash provided by operating activities	6,074	14,752

Cash Flows from Investing Activities
Capital expenditures	(2,877)	(6,432)
Acquisitions, net of cash acquired	275	2,619
Proceeds from the sales and maturity of marketable securities	—	7,705
Purchase of domain name / mailing list / marketing rights	(654)	(1,236)
Net proceeds on sale of operating assets	136	—

Net cash provided by (used in) investing activities	(3,120)	2,656

Cash Flows from Financing Activities
Repurchase of common stock	(5,072)	(3,360)
Debt conversion	—	(1,255)
Payment of bank loan payable	—	(4,000)

Net cash used in financing activities	(5,072)	(8,615)

Net change in cash and cash equivalents	(2,118)	8,793
Cash and cash equivalents:
Beginning of period	$32,116	$12,270

End of period	$29,998	$21,063

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

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of consolidated operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform to the current presentation. The Company’s business is seasonal. The Company’s third quarter has historically been its most significant in terms of revenue and operating income with the majority of the Company’s revenues and operating income being earned during the third quarter of its fiscal year. The results of operations for the three and nine-month periods ended October 31, 2009 and 2008 are not necessarily indicative of the operating results for a full fiscal year.

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

Recently Adopted Accounting Pronouncements

Codification of GAAP

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to establish the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates (“ASU”). ASUs will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The guidance became effective for the Company for the period ending October 31, 2009. The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

Subsequent Events

On July 31, 2009, the Company adopted changes issued by the FASB that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance requires disclosure of the date through which subsequent events have been evaluated. The Company has evaluated subsequent events immediately prior to the date of issuance of this report.

Business Combinations

The Company adopted the changes issued by the FASB that requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The Company also adopted the changes issued by the FASB which requires assets and liabilities assumed in a business combination that arise from contingencies be recognized on the acquisition date at fair value; eliminate the requirement to disclose potential range of outcomes of recognized contingencies at the acquisition date; and require that contingent consideration arrangements of the target assumed by the acquirer be initially measured at fair value.

The guidance is effective for the Company’s acquisitions occurring on or after February 1, 2009. The Company applied the guidance to its July 1, 2009 acquisition of the operating assets of Rock Coast Media, Inc., which is more fully discussed in Note 10.

Noncontrolling Interests

In December 2007, the FASB issued changes to establish accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding noncontrolling interests, sometimes called minority interest. These standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent’s equity; the amount of net income attributable to the parent and the noncontrolling interest be separately presented on the consolidated statement of income; accounting standards applied to changes in a parent’s interest be consistently applied; fair value measurement upon deconsolidation of a non-controlling interest be used; and the interests of the noncontrolling owners be already identified and distinguished. The adoption of this guidance had no impact on the Company’s consolidated financial statements for the nine months ended October 31, 2009.

Intangible Assets

In April 2008, the FASB adopted changes to require companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. The Company adopted the guidance on February 1, 2009. The adoption had no impact on the Company’s consolidated financial statements for the nine months ended October 31, 2009.

Hierarchy of Generally Accepted Accounting Principles (“GAAP”)

In May 2008, the FASB issued changes to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). The guidance is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management is currently evaluating the guidance and assessing the impact, if any, on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under the Accounting Standards Codification (“ASC”) 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after fiscal 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The guidance becomes effective for the Company on February 1, 2010. Management is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

2. Net Earnings Per Share

On February 1, 2009 the Company adopted changes issued by the FASB which requires the Company to include all unvested restricted stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in computing earnings per share (“EPS”) using the two-class method. The calculation of earnings per share for common stock presented here has been reclassified to exclude the income attributable to the unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. The Company has retroactively applied the provisions of this guidance.

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

The computation of basic and diluted earnings per share under the two-class method is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net income	$3,975	$9,100	$3,206	$6,106
Less: income allocated to participating securities	394	386	320	257

Income available to common stockholders	$3,581	$8,814	$2,886	$5,849

Weighted-average common shares outstanding - basic	11,644	13,464	11,548	13,546
Effect of dilutive employee restricted stock	1,281	596	1,281	596

Weighted-average common shares and share equivalents outstanding - diluted	12,925	14,060	12,829	14,142

Earnings per share - basic	$0.31	$0.65	$0.25	$0.43

Earnings per share - diluted	$0.31	$0.65	$0.25	$0.43

3. Stock-Based Compensation

The total stock-based compensation expense (for stock option and restricted stock awards) for the three-month periods ended October 31, 2009 and 2008 was $2,210 and $996, respectively, of which $525 and $432, respectively, were included in operating costs in the Statement of Operations and $1,685 and $564, respectively, were included in general and administrative expenses in the Statement of Operations. For the nine-month periods ended October 31, 2009 and 2008, the total stock-based compensation expense was $4,043 and $3,066, respectively, of which $1,445 and $1,218 respectively, were included in operating costs in the Statement of Operations and $2,598 and $1,848, respectively, were included in general and administrative expenses in the Statement of Operations.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Stock Options

On August 3, 2009, the Company’s Board of Directors approved the issuance of approximately 234 stock options each to the Company’s Chief Executive Officer and Chief Operating Officer for a total of 468 options. The options have an exercise price of $6.35 and vest ratably over a three year period on each of March 30, 2010, 2011 and 2012. During the third quarter of the fiscal year ending January 31, 2010 (“fiscal 2009”), the Company recorded $236 of compensation expense related to these stock option awards.

The weighted-average fair value of each option as of the grant date was $2.77 and $3.12 for the nine months ended October 31, 2009 and 2008, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended October 31, 2009	Year Ended January 31, 2009
Risk-free interest rate	2.57%	1.75%
Expected lives (in years)	4.5	4.5
Expected volatility	47.1%	51.6%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the nine-month period ended October 31, 2009:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 2009	2,290	$11.76
Options granted	471	6.34
Options exercised	—	—
Options forfeited or expired	(413)	13.06

Outstanding at October 31, 2009	2,348	$10.63

Fully vested and exercisable at October 31, 2009	1,348	$12.88

Available for future grants	1,672

Restricted Stock

On August 3, 2009, the Company’s Board of Directors approved the issuance of approximately 224 shares of restricted stock each to the Company’s Chief Executive Officer and Chief Operating Officer. Of the 224 shares awarded to each individual, 48 were immediately vested. The remaining 176 awarded to each will vest ratably over a three year period on each of March 30, 2010, 2011 and 2012. During the third quarter of fiscal 2009, the Company recorded approximately $1,051 of compensation expense related to these restricted stock awards, of which $610 of compensation expense related to the shares that vested immediately.

The Company has historically awarded restricted shares of common stock to directors and certain employees that vest over periods of up to seven years. The majority of these awards are service based, but a portion of these awards combine service and performance based components for vesting requirements. Compensation expense related to the restricted stock awards, equals the fair market value on the date of grant net of estimated forfeitures, and is expensed ratably over the vesting period. In the three-month period ended October 31, 2009, the Company awarded approximately 456 restricted shares with a weighted-average life of three years and a fair market value of $2,924.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Unearned compensation expense related to restricted stock awards at October 31, 2009 was $6,398. This expense is expected to be recognized over a weighted-average period of approximately 2.3 years. Total compensation expense attributable to restricted stock awards for the three-month periods ended October 31, 2009 and 2008 was $1,717 and $616, respectively. For the nine-month periods ended October 31, 2009 and 2008, total compensation expense attributable to restricted stock awards was $2,987 and $1,851, respectively.

The following is a summary of restricted stock activity for the nine-month period ended October 31, 2009:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2009	563	$9.97
Granted	1,011	5.69
Vested	(279)	9.16
Forfeited	(15)	5.99

Unvested at October 31, 2009 (unaudited)	1,280	$6.81

Warrants

At October 31, 2009, there were 255 warrants outstanding and exercisable with an average exercise price of $76.52 per share and a weighted average contractual term of 2.7 years.

4. Goodwill and Intangible Assets

Goodwill

The acquired goodwill as of October 31, 2009 and January 31, 2009, is as follows:

	October 31, 2009	Adjustments	January 31, 2009
	(Unaudited)
Promotion	$24,221	$712	$23,509
Media	22,755	(116)	22,871
Placement	3,955	—	3,955

Total	$50,931	$596	$50,335

The Company’s goodwill balance in the Promotion segment increased $712 primarily due to the payment of $227 of contingent consideration related to a prior year acquisition and the acquisition of the operating assets of Rock Coast Media, Inc., which required the Company to record $485 of goodwill. The Rock Coast Media acquisition is more fully described in Note 10.

During the second quarter of fiscal 2009 in the Media segment, the Company sold assets related to its health club network and in conjunction with the sale recorded goodwill impairment in the amount of $116.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Intangibles

The acquired intangible assets as of October 31, 2009 and January 31, 2009 are as follows:

	Gross Carrying Amounts	Accumulated Amortization	Net
At October 31, 2009:
(Unaudited)
Amortizable intangible assets:
Client relationships	$7,540	$5,823	$1,717
Noncompetition agreements	2,288	1,649	639
Websites	1,893	956	937
Mailing lists	4,173	2,373	1,800
Marketing rights	175	116	59

	16,069	10,917	5,152
Indefinite-lived intangible assets:
Trademarks	3,265	—	3,265

Total intangible assets	$19,334	$10,917	$8,417

At January 31, 2009:
Amortizable intangible assets:
Client relationships	$7,210	$5,265	$1,945
Noncompetition agreements	1,988	1,493	495
Websites	1,837	620	1,217
Mailing lists	3,575	1,534	2,041
Marketing rights	175	73	102

	14,785	8,985	5,800
Indefinite-lived intangible assets:
Trademarks	3,265	—	3,265

Total intangible assets	$18,050	$8,985	$9,065

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

5. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Placement and Media segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation. At October 31, 2009 and January 31, 2009, there were $9,172 and $6,341, respectively, of unbilled receivables.

6. Detail of Certain Balance Sheet Accounts

	October 31, 2009	January 31, 2009
	(Unaudited)
Accrued expenses & other current liabilities
Accrued compensation and sales commissions	$3,997	$6,121
Program accrual (1)	6,005	4,791
Promotions accrual (2)	1,371	630
Other	5,364	6,140

	$16,737	$17,682

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.
(2)	The promotions accrual consists primarily of hourly outside labor costs and travel and expense related fees.

7. Common Stock

Common Stock Transactions

During the third quarter of fiscal 2009, employees surrendered to the Company approximately 38 shares of common stock to satisfy tax-withholding obligations.

During the third quarter of fiscal 2009, employees surrendered approximately 15 shares of the Company’s restricted stock upon their termination of service.

Common Stock Transactions – Stock Repurchase Program

During the third quarter of fiscal 2009, the Company repurchased approximately 100 shares for $653 under the Company’s stock repurchase program.

During the first nine months of fiscal 2009, the Company repurchased approximately 805 shares for $4,543 under the Company’s stock repurchase program. At October 31, 2009, the Company had an unused authorization of $2,022.

In December 2009, the Board of Directors authorized an additional $3,500 for use in the repurchase of the Company’s stock. At December 8, 2009, the Company had an unused authorization of approximately $5,200.

Common Stock Outstanding

The number of shares of common stock outstanding as of November 30, 2009 was 16,594,623, or 12,942,077 excluding treasury shares.

8. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenue:
Promotion	$22,865	$26,139	$65,086	$69,624
Media	24,580	25,032	63,209	62,185
Placement	13,349	18,736	26,699	41,343

Total revenue	$60,794	$69,907	$157,994	$173,152

Operating income (loss):
Promotion	$1,917	$3,669	$5,274	$6,696
Media	4,986	5,569	7,987	4,581
Placement	1,047	2,701	1,294	3,783
Corporate	(4,355)	(2,706)	(11,484)	(8,396)

Total operating income	$3,595	$9,233	$3,071	$6,664

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

	At October 31, 2009	At January 31, 2009
	(Unaudited)
Total Assets:
Promotion	$33,975	$34,045
Media	72,294	70,332
Placement	17,426	17,711
Corporate	37,676	38,631

Total Assets	$161,371	$160,719

9. Income Taxes

For the three and nine months ended October 31, 2009, the Company recorded income tax benefits of $374 and $130, respectively, which was primarily attributable to the expiration of statutes on uncertain tax positions, interest and penalties on uncertain tax positions and state taxes. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

For the three and nine months ended October 31, 2008, the Company recorded income tax expense of $305 and $686, respectively, which was primarily attributable to state taxes, federal alternative minimum tax, interest and penalties on uncertain tax. The Company maintained a full valuation allowance against its net deferred tax assets.

At October 31, 2009, the Company’s total liability for net unrecognized tax benefits, including the liability for interest and penalties as described above, was $786. At January 31, 2009, the liability was $1,261. The Company did not settle any of its uncertain tax positions during the nine months ended October 31, 2009. For the nine months ended October 31, 2008, the Company settled $260 of uncertain tax provisions which was equal to the Company’s original accrued amount. Changes in the liability are more fully discussed below.

During the three and nine-month periods ended October 31, 2009 and 2008, the Company expensed approximately $27, $79, $27 and $82 respectively, related to interest expense and penalties on its uncertain tax positions.

The Company’s subsidiaries join in the filing of a United States federal consolidated income tax return. The United States federal statute of limitations remains open for the years 2004 onward. To the Company’s knowledge, it is not currently under examination by the Internal Revenue Service.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. During the three and nine-month periods ended October 31, 2009, the Company reversed $660 of unrecognized tax benefits primarily as a result of expiring statutes of uncertain tax positions. During the three and nine-month periods ended October 31, 2009, the Company recorded $106, including interest related to one uncertain tax position. There were no such reversals or accruals for either the three or nine-month periods ending October 31, 2008.

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

The Company recorded the acquisition in accordance with the FASB guidance. The Company acquired Rock Coast Media’s assets, receiving net cash of $275, which included a nominal working capital adjustment.

In accordance with the acquisition agreement, the Company may be required to pay contingent payments based on the operating performance of Rock Coast Media over the next three years. The maximum potential contingent payment is $3,600.

Management applied reasonable revenue growth projections and certain profitability assumptions and has concluded that, based upon the provisions of the asset acquisition agreement, a contingent payment of approximately $1,351 would most likely be earned over the course of the agreement, and as a result, the Company recorded the net present value of the potential contingent payment as a liability in the amount of $1,312, of which $305 was recorded as a short-term liability and $1,007 was recorded as a long-term liability.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The results of operations of Rock Coast Media, since the date of acquisition have been included in the accompanying consolidated financial statements. Rock Coast Media is a part of the Company’s AMP division of its Promotion segment. The acquisition was not considered significant and, as such, pro forma information is not required. Acquisition costs were expensed as incurred during the second and third quarters of fiscal 2009, and were not material.

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

Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 19, 2002, the plaintiffs amended the complaint to assert violations of Section 10(b) of the Exchange Act. The claims mirror allegations asserted against scores of other issuers. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part a global motion to dismiss filed on behalf of all issuers. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to nine focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against nine focus group issuers. By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. After many months of negotiation, on April 2, 2009, the representative class plaintiffs and the defendants filed a Notice of Motion for Preliminary Approval of Settlement accompanied by a global Stipulation and Agreement of Settlement. The proposed Settlement provides that all claims against the issuers and underwriters will be dismissed with prejudice in exchange for the aggregate payment of $586 million. Under the terms of the proposed Settlement, neither the Company nor Messrs. Johnson or Diamond are required to pay any portion of the $586 million payment. The proposed Settlement is subject to numerous contingencies, including, but not limited to, preliminary Court approval, certification of a settlement class and final approval after providing members of the plaintiff class with notice. On or about June 10, 2009, the Court granted Plaintiff’s motion for an order: (i) preliminarily approving the proposed stipulation; (ii) certifying the Settlement classes for the purposes of the proposed stipulation only; (iii) approving the form and program of class notice described in the stipulation; and (iv) scheduling a hearing before the Court to determine whether the proposed stipulation should be finally approved. On October 5, 2009, the Court granted final approval of the settlement. Various members of the plaintiff class have filed notices of appeal seeking to challenge the terms of the settlement. At this point, there can be no assurance that the settlement will be affirmed.

The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial condition or operating results.

12. Subsequent Events

Common Stock Transactions—Stock Repurchase Program

In December 2009, the Board of Directors authorized an additional $3,500 for use in the repurchase of the Company’s stock. At December 8, 2009, the Company had an unused authorization of approximately $5,200.

Tax Legislation

On November 6, 2009, The Worker, Homeownership, and Business Assistance Act (the “Act”) was signed into law. This enacted legislation allows for an extended carryback period from two to up to five years for net operating losses (“NOLs”) arising in either 2008 or 2009. However, to the extent a loss is carried back for five taxable years, it may only offset 50 percent of the taxable income in that fifth preceding taxable year. There is no limitation on the amount of income that may be offset by an NOL in any other year. The Act also extends the carryback period for alternative tax NOLs (“ATNOL”), as well as eliminates the restriction that an ATNOL can only offset 90 percent of alternative minimum taxable income.

It is not currently determinable to what extent the Company will incur an ATNOL in its 2009 tax year, and the Company is currently assessing its ATNOLs for potential carryback.

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

A variety of factors influence our revenue and profitability, including but not limited to: (i) economic conditions and the relative strength or weakness of the United States economy; (ii) advertiser and consumer spending patterns; (iii) the value of our consumer brands and database; (iv) the continued perception by our advertisers and sponsors that we offer effective marketing solutions; (v) use of our websites; (vi) competitive and alternative advertising mediums; and (vii) variable expenses. In addition, our business is seasonal. Our third quarter has historically been our most significant in terms of revenue and operating income. Quarterly comparisons are also affected by the aforementioned factors.

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

Results of Operations and Financial Condition

The principal components of our expenses are cost of goods or services, which includes placement, production and distribution costs (including advertising placement fees, catalog and signage fees, temporary help and production costs), operating expenses (including personnel costs, commissions, promotions and bad debt expenses), general and administrative expenses, depreciation and amortization and special charges.

The Promotion segment has considerable variable costs. As a result, an increase or decrease in revenue will typically result in segment operating income increasing or decreasing by a similar percentage.

The Media segment has relatively low variable costs. As a result, in a period of rising revenue, segment operating income will typically increase at a rate that exceeds the increase in revenue. Conversely, in a period of declining revenue, segment operating income will typically decrease at a rate that exceeds the decrease in revenue.

The Placement segment has a combination of variable and fixed costs. As a result, an increase in revenue will typically result in segment operating income increasing in relation to the increase in revenue. As well, a decrease in revenue will typically result in segment operating income decreasing by a greater percentage due to the segment’s fixed costs.

The Corporate segment has primarily fixed costs, but these may increase or decrease depending upon the amount of stock compensation, professional fees, medical benefits and other variable expenses.

Three Months Ended October 31, 2009 Compared with Three Months Ended October 31, 2008

	Three months ended October 31, 2009 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$13,596	$24,580	$13,349	—	$51,525
Product revenue	9,269	—	—	—	9,269

Total revenue	$22,865	$24,580	$13,349	—	$60,794
Cost of goods sold:
Cost of goods sold – services	$8,604	$7,213	$10,077	—	$25,894
Cost of goods sold – product	2,902	—	—	—	2,902

Total cost of goods sold	$11,506	$7,213	$10,077	—	$28,796
Expenses:
Operating	$8,261	$10,394	$1,751	$587	$20,993
General and administrative	897	650	469	3,538	5,554
Depreciation and amortization	284	1,337	5	230	1,856

Total expenses	$9,442	$12,381	$2,225	$4,355	$28,403

Operating income (loss)	$1,917	$4,986	$1,047	$(4,355)	$3,595

	Three months ended October 31, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$15,666	$25,032	$18,736	—	$59,434
Product revenue	10,473	—	—	—	10,473

Total revenue	$26,139	$25,032	$18,736	—	$69,907
Cost of goods sold:
Cost of goods sold – services	$8,530	$6,688	$13,533	—	$28,751
Cost of goods sold – product	2,973	—	—	—	2,973

Total cost of goods sold	$11,503	$6,688	$13,533	—	$31,724
Expenses:
Operating	$10,207	$10,406	$2,180	$201	$22,994
General and administrative	535	1,228	313	2,259	4,335
Depreciation and amortization	225	1,141	9	246	1,621

Total expenses	$10,967	$12,775	$2,502	$2,706	$28,950

Operating income (loss)	$3,669	$5,569	$2,701	$(2,706)	$9,233

Revenue

Revenue in the third quarter of fiscal 2009 was $60,794, a decrease of $9,113, or 13.0%, from revenue of $69,907 in the third quarter fiscal 2008. Revenue decreased in each of the Company’s reporting segments.

Promotion

Promotion segment revenue in the third quarter of fiscal 2009 was $22,865, a decrease of $3,274, or 12.5%, from revenue of $26,139 in the third quarter of fiscal 2008. Revenue decreased in the Company’s OCM and sampling businesses by $1,204 and $3,009, respectively, which were offset by an increase in the AMP Agency business of $1,223.

Media

Media segment revenue in the third quarter of fiscal 2009 was $24,580, a decrease of $452 or 1.8%, from revenue of $25,032 in the third quarter of fiscal 2008. Revenue decreased in our education and Channel One businesses of $1,546 and $1,338, respectively, which were partially offset by increases in our interactive, display board and entertainment businesses of $164, $179, and $2,229, respectively.

Placement

Placement segment revenue in the third quarter of fiscal 2009 was $13,349, a decrease of $5,387, or 28.8%, from revenue of $18,736 in the third quarter of fiscal 2008. The decrease was primarily due to decreases in college and multicultural newspaper advertising of $5,700, which were offset by an increase in targeted military advertising of $347.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in the third quarter of fiscal 2009 was $11,506 and remained consistent with cost of goods sold of $11,503 in the third quarter of fiscal 2008.

Media

Media segment cost of goods sold in the third quarter of fiscal 2009 was $7,213, an increase of $525, or 7.8%, from cost of goods sold of $6,688 in the third quarter of fiscal 2008. The increase was primarily due to increases in payroll ($283) and net production costs ($274) for Channel One.

Placement

Placement segment cost of goods sold in the third quarter of fiscal 2009 was $10,077, a decrease of $3,456, or 25.5%, from cost of goods sold in the third quarter of fiscal 2008 of $13,533. The decrease is in direct proportion to the decrease in revenue.

Operating Expenses

Promotion

Promotion segment operating expenses in the third quarter of fiscal 2009 were $8,261, a decrease of $1,946, or 19.1%, from operating expenses of $10,207 in the third quarter of fiscal 2008. The decrease was primarily due to decreases in general corporate costs ($1,286), payroll ($509), and facilities costs ($210), offset by an increase in printing and mailing costs ($66).

Media

Media segment operating expenses in the third quarter of fiscal 2009 were $10,394 and remained consistent with operating expenses of $10,406 in the third quarter of fiscal 2008.

Placement

Placement segment operating expenses in the third quarter of fiscal 2009 were $1,751, a decrease of $429, or 19.7%, from operating expenses of $2,180 in the third quarter of fiscal 2008. The decrease was primarily due to decreases in general corporate costs.

Corporate

The Corporate segment operating expenses in the third quarter of fiscal 2009 were $587, an increase of $386, or 192.0%, from operating expenses of $201 in the third quarter of fiscal 2008. The increase was primarily due to increases in facilities costs ($143), and information technology costs ($178).

General and Administrative

Promotion

Promotion segment general and administrative expenses in the third quarter of fiscal 2009 were $897, an increase of $362, or 67.7%, as compared to $535 in the third quarter of fiscal 2008. The increase was primarily due to an increase in general corporate costs ($411), offset by a decrease in payroll ($53).

Media

Media segment general and administrative expenses in the third quarter of fiscal 2009 were $650, a decrease of $578, or 47.1%, as compared to $1,228 in the third quarter of fiscal 2008. The decrease was primarily due to decreases in general corporate costs.

Placement

Placement segment general and administrative expenses in the third quarter of fiscal 2009 were $469, an increase of $156, or 49.8%, as compared to general and administrative expenses of $313 in the third quarter of fiscal 2008. The increase was primarily due to an increase in general corporate costs.

Corporate

The Corporate segment general and administrative expenses in the third quarter of fiscal 2009 were $3,538, an increase of $1,279, or 56.6%, from general and administrative expenses of $2,259 in the third quarter of fiscal 2008. The increase was primarily due to an increase in stock compensation expense ($1,238) and payroll related costs ($330), offset by lower professional fees ($145) and general corporate costs ($196).

Nine Months Ended October 31, 2009 Compared with Nine Months Ended October 31, 2008

	Nine months ended October 31, 2009 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$34,036	$63,209	$29,699	—	$126,944
Product revenue	31,050	—	—	—	31,050

Total revenue	$65,086	$63,209	$29,699	—	$157,994
Cost of goods sold:
Cost of goods sold – services	$19,559	$16,702	$22,186	—	$58,447
Cost of goods sold – product	9,455	—	—	—	9,455

Total cost of goods sold	$29,014	$16,702	$22,186	—	$67,902
Expenses:
Operating	$26,939	$32,297	$4,698	$1,678	$65,612
General and administrative	3,127	2,244	1,501	9,127	15,999
Depreciation and amortization	732	3,979	20	679	5,410

Total expenses	$30,798	$38,520	$6,219	$11,484	$87,021

Operating income (loss)	$5,274	$7,987	$1,294	$(11,484)	$3,071

	Nine months ended October 31, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$35,002	$62,185	$41,343	—	$138,530
Product revenue	34,622	—	—	—	34,622

Total revenue	$69,624	$62,185	$41,343	—	$173,152
Cost of goods sold:
Cost of goods sold – services	$18,442	$19,212	$30,384	—	$68,038
Cost of goods sold – product	10,315	—	—	—	10,315

Total cost of goods sold	$28,757	$19,212	$30,384	—	$78,353
Expenses:
Operating	$30,151	$33,566	$5,585	$498	$69,800
General and administrative	3,377	1,491	1,567	7,231	13,666
Depreciation and amortization	643	3,335	24	667	4,669

Total expenses	$34,171	$38,392	$7,176	$8,396	$88,135

Operating income (loss)	$6,696	$4,581	$3,783	$(8,396)	$6,664

Revenue

Revenue for the nine months ended October 31, 2009 was $157,994, a decrease of $15,158, or 8.8%, from revenue of $173,152 for the nine months ended October 31, 2008. Revenue in our Promotion and Placement segments decreased $4,538 and $11,644, respectively, which was offset by an increase in our Media segment revenue of $1,024.

Promotion

Promotion segment revenue for the nine months ended October 31, 2009 was $65,086, a decrease of $4,538, or 6.5%, from revenue of $69,624 for the nine months ended October 31, 2008. Revenue decreased in the Company’s OCM and sampling businesses of $3,572 and $4,053, respectively, which were offset by an increase in the AMP Agency business of $3,370.

Media

Media segment revenue for the nine months ended October 31, 2009 was $63,209, an increase of $1,024, or 1.6%, from revenue of $62,185 for the nine months ended October 31, 2008. The increase was primarily due to increases in our interactive, display board and entertainment businesses of $768, $1,213 and $1,644, respectively, which were offset by decreases in the education business of $1,460.

Placement

Placement segment revenue for the nine months ended October 31, 2009 was $29,699, a decrease of $11,644, or 28.2%, from revenue of $41,343 for the nine months ended October 31, 2008. The decrease was primarily due to decreases in college, multicultural newspaper and broadcast sales.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold for the nine months ended October 31, 2009 was $29,014, an increase of $257, or 0.9%, from cost of goods sold of $28,757 for the nine months ended October 31, 2008. The increase was due to increased cost of goods sold in our on campus marketing business.

Media

Media segment cost of goods sold for the nine months ended October 31, 2009 was $16,702, a decrease of $2,510, or 13.1%, from cost of goods sold of $19,212 for the nine months ended October 31, 2008. The decrease was primarily due to decreases in net production costs ($2,639) for Channel One, partially offset by an increase in overall payroll costs ($230).

Placement

Placement segment cost of goods sold for the nine months ended October 31, 2009 was $22,186, a decrease of $8,198, or 27.0%, from cost of goods sold of $30,384 for the nine months ended October 31, 2008. The decrease in cost of goods sold is in direct proportion to the decrease in revenue.

Operating Expenses

Promotion

Promotion segment operating expenses for the nine months ended October 31, 2009 were $26,939, a decrease of $3,212, or 10.7%, from operating expenses of $30,151 for the nine months ended October 31, 2008. The decrease was primarily due to decreased general corporate costs ($2,787), facilities costs ($675), payroll ($412), travel costs ($174) and bad debt ($138), which were offset by an increase in mailing costs ($1,031).

Media

Media segment operating expenses for the nine months ended October 31, 2009 were $32,297, a decrease of $1,269 or 3.8%, from operating expenses of $33,566 for the nine months ended October 31, 2008. The decrease was primarily due to decreases in payroll related costs ($3,075), stock based compensation ($259), maintenance cost ($1,049), consulting fees ($512), facilities costs ($112), and bad debt expense ($191), which were offset by an increase in general corporate costs ($3,926).

Placement

Placement segment operating expenses for the nine months ended October 31, 2009 were $4,698, a decrease of $887, or 15.9% from operating expenses of $5,585 for the nine months ended October 31, 2008. The decrease was primarily due to decreases in payroll related costs ($276), general corporate costs ($349) and bad debt ($272).

Corporate

The Corporate segment operating expenses for the nine months ended October 31, 2009 were $1,678, an increase of $1,180, from operating expenses of $498 for the nine months ended October 31, 2008. The increase was primarily due to increases in facilities costs ($407), higher payroll ($300), general corporate costs ($143), and information technology costs ($459).

General and Administrative

Promotion

Promotion segment general and administrative expenses for the nine months ended October 31, 2009 were $3,127, a decrease of $250, or 7.4%, as compared to $3,377 for the nine months ended October 31, 2008. The decrease was primarily due to decreases in general corporate costs ($203) and payroll related expenses ($48).

Media

Media segment general and administrative expenses for the nine months ended October 31, 2009 were $2,244, an increase of $753, or 50.5%, as compared to general and administrative expenses of $1,491 for the nine months ended October 31, 2008. The increase was primarily due to an increase in general corporate costs ($732).

Placement

Placement segment general and administrative expenses for the nine months ended October 31, 2009 were $1,501, and remained consistent with general and administrative expenses of $1,567 for the nine months ended October 31, 2008.

Corporate

The Corporate segment general and administrative expenses for the nine months ended October 31, 2009 were $9,127, an increase of $1,896, or 26.2%, from general administrative expenses of $7,231 for the nine months ended October 31, 2008. The increase was primarily due to increases in medical benefits cost ($1,104), and stock based compensation ($1,400), which were offset by lower corporate costs ($622).

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities was $6,074 for the nine months ended October 31, 2009. Factors contributing to our cash provided by operating activities were our net income of $3,206, and noncash items totaling $9,980, which included depreciation and amortization, stock based compensation expense, loss on sale of operating assets and bad debt expense. These increases were offset by decreases in operating assets of $7,112, primarily due to lower collections, increases in unbilled receivables and lower accrued expenses.

Cash provided by operating activities was $14,752 for the nine months ended October 31, 2008. Factors contributing to our cash provided by operating activities were our net income of $6,106, and noncash items totaling $8,128, which included depreciation and amortization, and stock based compensation expense, offset by a decrease in accounts receivable.

Investing Activities

Cash used in investing activities was approximately $3,120 during the nine months ended October 31, 2009, compared with cash provided by investing activities of approximately $2,656 during the nine months ended October 31, 2008. The use of cash in investing activities during the first nine months of fiscal 2009 was principally attributable to capital expenditures of $2,877 and purchases of domain names for our Media segment of $654. These uses of cash were offset by net cash received in conjunction with the acquisition of the operating assets of Rock Coast Media of $275 and net proceeds on the sale of assets related to the health club network of $136.

Capital expenditures decreased $3,555 to $2,877 in the nine months ended October 31, 2009 compared with $6,432 in the nine months ended October 31, 2008, primarily due to the completion of the capital expenditure for the digital upgrades to Channel One’s infrastructure in the first quarter of fiscal 2008.

Financing Activities

On August 15, 2007, the Company entered into a credit agreement with Bank of America, N.A. which has been amended from time to time during fiscal 2008 (the “Credit Facility”). Most recently, it was amended and restated on April 9, 2009. At October 31, 2009, the Company had no outstanding borrowing on the Credit Facility.

Cash used in financing activities was $5,072 during the nine months ended October 31, 2009, as a result of repurchases of our common stock.

Cash used in financing activities was $8,615 during the nine months ended October 31, 2008, primarily as a result of the common stock repurchases of $3,360, payment of the $4.0 million balance owed on the Credit Facility, and the $1,255 remaining principal due on our convertible debt.

Other Items

Our board of directors has authorized us to repurchase up to $10,000 of our common stock. As of October 31, 2009, our unused repurchase authorization for our common stock was approximately $2,022.

Credit Facility

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

Any borrowings under the Credit Facility and letters of credit will bear interest at annual rates as detailed in the Credit Facility and are based on the Eurodollar rate plus 1.00% - 2.00%, depending on the Company’s twelve month EBITDA. In addition, the Company is required to pay quarterly an unused commitment fee and a letter of credit fee if the Company enters into a letter of credit arrangement. The Credit Facility contains affirmative and restrictive covenants that require the Company to meet certain financial, business operations and other criteria. From time to time, the Company may not be able to satisfy such covenants, and therefore may be out of compliance with certain provisions of the Credit Facility. In past instances, the Company has obtained waivers and amendments to the Credit Facility. In the future, the Company may, as necessary, need to seek waivers or renegotiate the terms and conditions of the Credit Facility in order to remain in compliance therewith. However, the Company cannot provide assurances that Bank of America will agree to any such waiver or amendment and in such event, Bank of America could terminate the Credit Facility and demand that the Company pay any outstanding amounts, if any. In this event, the Company may not have access to working capital should its business activities require funds in excess of cash generated by the Company’s ongoing operating activities.

At October 31, 2009, the Company was in compliance with all the financial ratios and other terms and conditions as stated in the Credit Facility. We continually project our anticipated cash requirements, which include our working capital needs, potential acquisitions and interest payments. Funding requirements may be financed primarily through our operations, the sale of equity, the use of our Credit Facility, or through equity-linked and debt securities. We believe that cash generated from operations and investment balances, are adequate to meet our working capital and reasonably foreseeable operating and capital expenditure requirements, as well as stock repurchase and acquisition activities for at least the next twelve months.

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

Critical Accounting Policies and Estimates

During the first nine months of fiscal 2009, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K/A for fiscal 2008, for additional information relating to our use of estimates and other critical accounting policies.

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

For a discussion of these and other factors, please see the risks discussed in our Annual Report on Form 10-K/A for fiscal 2008 in Item 1A—Risk Factors and the risks discussed in this Quarterly Report.

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

Litigation

On or about November 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants Alloy, specified company officers and investment banks, including James K. Johnson, Jr., Matthew C. Diamond, BancBoston Robertson Stephens, Volpe Brown Whelan and Company, Dain Rauscher Wessel and Ladenburg Thalmann & Co., Inc. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 14, 1999 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 19, 2002, the plaintiffs amended the complaint to assert violations of Section 10(b) of the Exchange Act. The claims mirror allegations asserted against scores of other issuers. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs’ counsel, Messrs. Diamond and Johnson were dismissed from the litigation without prejudice. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part a global motion to dismiss filed on behalf of all issuers. With respect to Alloy, the Court dismissed the Section 10(b) claim and let the plaintiffs proceed on the Section 11 claim. In June 2004, as a result of a mediation, a settlement agreement was executed on behalf of the issuers (including Alloy), insurers and plaintiffs and submitted to the Court. While final approval of the settlement was pending, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to nine focus group cases and remanded the matter for further consideration. On June 25, 2007, as a result of the Second Circuit’s decision, the settlement agreement was terminated. On August 14, 2007, plaintiffs filed second amended complaints against nine focus group issuers. By opinion and order dated March 26, 2008, the District Court denied in part and granted in part motions to dismiss the amended complaints. Specifically, the District Court dismissed claims brought under Section 11 of the Securities Act by those plaintiffs who sold their securities for a price in excess of the initial offering price and claims brought by plaintiffs who purchased securities outside of the previously certified class period and denied the remainder of the motions. After many months of negotiation, on April 2, 2009, the representative class plaintiffs and the defendants filed a Notice of Motion for Preliminary Approval of Settlement accompanied by a global Stipulation and Agreement of Settlement. The proposed Settlement provides that all claims against the issuers and underwriters will be dismissed with prejudice in exchange for the aggregate payment of $586 million. Under the terms of the proposed Settlement, neither the Company nor Messrs. Johnson or Diamond are required to pay any portion of the $586 million payment. The proposed Settlement is subject to numerous contingencies, including, but not limited to, preliminary Court approval, certification of a settlement class and final approval after providing members of the plaintiff class with notice. On or about June 10, 2009, the Court granted Plaintiff’s motion for an order: (i) preliminarily approving the proposed stipulation; (ii) certifying the Settlement classes for the purposes of the proposed stipulation only; (iii) approving the form and program of class notice described in the stipulation; and (iv) scheduling a hearing before the Court to determine whether the proposed stipulation should be finally approved. On October 5, 2009, the Court granted final approval of the settlement. Various members of the plaintiff class have filed notices of appeal seeking to challenge the terms of the settlement. At this point, there can be no assurance that the settlement will be affirmed.

The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial condition or operating results.

Item 1A.	Risk Factors

Unanticipated costs could affect our profitability.

We could incur unanticipated costs as part of our businesses which would affect our profitability. Such costs could include, without limitation, increases in health benefit related expenses, outside counsel fees in representing us in litigation related matters and responding to governmental inquiries, and increased vendor and suppliers costs. While we endeavor to forecast and manage such costs, it is impossible for us to predict them with any certainty.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the third quarter of fiscal 2009, we purchased 100 shares for approximately $653 under the Company’s stock repurchase program. At October 31, 2009, we had an unused authorization of approximately $2,022.

As of December 8, 2009, we had an unused authorization of approximately $5,200.

The following table provides information with respect to purchases by the Company of shares of its common stock during the second quarter of fiscal 2009:

(Amounts in thousands, except per share amounts)

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
August-09	37	(1)	$6.43	—	$2,675
September-09	5	(1)	$6.80	—	2,675
October-09	100	(2)	$6.53	100	2,022

Total	142			100	$2,022

(1)

Represent shares of common stock surrendered to us by our employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Stock Market on the date of the surrender.

(2)	In October 2009, we purchased 100 shares in the open market at an average price of $6.53.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ JOSEPH D. FREHE
Joseph D. Frehe
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: December 8, 2009

EXHIBIT INDEX

EXHIBIT NUMBER

10.1*†	Alloy, Inc. Compensation Arrangements for Named Executive Officers for the fiscal year ending January 31, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated December 8, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated December 8, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.