Form 10-Q/A
period 2009-10-31
ALLOY INC
filed 2010-03-31
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s common stock issued and outstanding as of November 30, 2009 was 12,942,077, excluding treasury shares.

EXPLANATORY NOTE

Alloy, Inc. (the “Company”) is filing this Report on Form 10-Q/A for the quarterly period ended October 31, 2009 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures.

The Audit Committee of the Board of Directors of the Company, upon the recommendation of management and in consultation with the Company’s independent registered public accounting firm, BDO Seidman, LLP (“BDO”), concluded that the previously issued financial statements contained in the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2009 (the “10-Q”) should no longer be relied upon due to errors in such financial statements, and that the Company would restate such financial statements to make the necessary accounting corrections. In addition, the Company’s prior related earnings releases and similar communications should no longer be relied upon to the extent they relate to such quarter.

The financial statement impact as a result of the restatement will increase the Company’s revenue by $1,137,000, operating income by $1,016,000, and net income by $970,000 for the three- and nine-month periods ended October 31, 2009.

This Form 1O-Q/A for the period ended October 31, 2009, is being amended solely to reflect certain changes in Part 1, Item 1, Financial Statements, and Part 1, Item 4, Controls and Procedures, to set forth the restatement of financial data caused by a change in revenue recognition of customer contracts to the third quarter and the effect of the accounting treatment on the disclosure controls and procedures of the Company and the remediation taken with respect to disclosure controls and procedures. The other items of the Quarterly Report are being reproduced as part of the amendment solely for the convenience of the reader and the content set forth in such sections are as of the original filing date of December 8,2009, the filing date of the Quarterly Report for the period ended October 31, 2009. Any forward looking statements included in the Form 1O-Q/A that are not in Part 1, Items 1 and 4, represent management’s view as of the 10-Q filing date of December 8, 2009.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 31, 2009	January 31, 2009
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$29,998	$32,116
Accounts receivable, net of allowance for doubtful accounts of $906 and $1,757, respectively	30,066	29,693
Unbilled accounts receivable	9,172	6,341
Inventory	3,838	3,163
Other current assets	4,798	5,122

Total current assets	77,872	76,435
Fixed assets, net	22,558	23,180
Goodwill	50,931	50,335
Intangible assets, net	8,417	9,065
Other assets	1,593	1,704

Total assets	$161,371	$160,719

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,744	$14,255
Deferred revenue	12,691	15,822
Accrued expenses and other current liabilities	16,904	17,682

Total current liabilities	44,339	47,759
Other long-term liabilities	3,418	2,493

Total liabilities	47,757	50,252

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding: 16,594 and 15,582, respectively	165	155
Additional paid-in capital	453,635	449,602
Accumulated deficit	(312,487)	(316,663)

	141,313	133,094

Less treasury stock, at cost: 3,599 and 2,699 shares, respectively	(27,699)	(22,627)

Total stockholders’ equity	113,614	110,467

Total liabilities and stockholders’ equity	$161,371	$160,719

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(Restated)		(Restated)
Revenues:
Services revenue	$51,866	$59,434	$127,285	$138,530
Product revenue	10,065	10,473	31,846	34,622

Total revenue	$61,931	$69,907	$159,131	$173,152

Cost of Goods Sold:
Costs of goods sold- services	$25,894	$28,751	$58,447	$68,038
Costs of goods sold- product	2,902	2,973	9,455	10,315

Total costs of goods sold	$28,796	$31,724	$67,902	$78,353

Expenses:
Operating	20,993	22,994	65,612	69,800
General and administrative	5,675	4,335	16,120	13,666
Depreciation and amortization**	1,856	1,621	5,410	4,669

Total expenses	28,524	28,950	87,142	88,135

Operating income	4,611	9,233	4,087	6,664

Interest expense and other	(2)	89	(20)	(154)
Interest income	8	83	25	282

Income before income taxes	4,617	9,405	4,092	6,792
Income tax benefit (expense)	328	(305)	84	(686)

Net income	$4,945	$9,100	$4,176	$6,106

Net earnings per share - Common Shares:
Basic	$0.38	$0.65	$0.33	$0.43

Diluted	$0.38	$0.65	$0.33	$0.43

**	Includes amortization of intangibles of $738 and $513 for the three month periods ended October 31, 2009 and 2008, respectively. Includes amortization of intangibles of $2,098 and $1,491 for the nine month periods ended October 31, 2009 and 2008, respectively.

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended October 31,
	2009	2008
	(Restated)
Cash Flows from Operating Activities
Net income	$4,176	$6,106
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of operating assets	297	—
Depreciation and amortization of fixed assets	3,312	3,178
Amortization of intangible assets	2,098	1,491
Provision for losses on accounts receivable	230	374
Compensation charge for restricted stock and issuance of options	4,043	3,085
Changes in operating assets and liabilities:
Accounts receivable	(2,755)	(4,354)
Inventory and other assets	(240)	760
Accounts payable, accrued expenses, and other	(5,087)	4,112

Net cash provided by operating activities	6,074	14,752

Cash Flows from Investing Activities
Capital expenditures	(2,877)	(6,432)
Acquisitions, net of cash acquired	275	2,619
Proceeds from the sales and maturity of marketable securities	—	7,705
Purchase of domain name / mailing list / marketing rights	(654)	(1,236)
Net proceeds on sale of operating assets	136	—

Net cash provided by (used in) investing activities	(3,120)	2,656

Cash Flows from Financing Activities
Repurchase of common stock	(5,072)	(3,360)
Debt conversion	—	(1,255)
Payment of bank loan payable	—	(4,000)

Net cash used in financing activities	(5,072)	(8,615)

Net change in cash and cash equivalents	(2,118)	8,793

Cash and cash equivalents:

Beginning of period	$32,116	$12,270

End of period	$29,998	$21,063

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

Recently Adopted Accounting Pronouncements

Codification of GAAP

In June 2009, the FASB issued guidance to establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The guidance became effective for the Company for the period ending October 31, 2009. The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

Subsequent Events

On July 31, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance requires disclosure of the date through which subsequent events have been evaluated. The Company has evaluated subsequent events immediately prior to the date of issuance of this report.

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

Hierarchy of Generally Accepted Accounting Principles (“GAAP”)

In May 2008, the FASB issued changes to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). The guidance is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management is currently evaluating the guidance and assessing the impact, if any, on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under the Accounting Standards Codification (“ASC”) 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after fiscal 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Management is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The guidance becomes effective for the Company on February 1, 2010. Management is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

2. Net Earnings Per Share and Stock-Based Compensation

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

The computation of basic and diluted earnings per share under the two-class method is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net income	$4,945	$9,100	$4,176	$6,106

Less: income allocated to participating securities	490	386	417	257

Income available to common stockholders	$4,455	$8,814	$3,759	$5,849

Weighted-average common shares outstanding - basic	11,644	13,464	11,548	13,546

Effect of dilutive employee restricted stock	1,281	596	1,281	596

Weighted-average common shares and share equivalents outstanding - diluted	12,925	14,060	12,829	14,142

Earnings per share - basic	$0.38	$0.65	$0.33	$0.43

Earnings per share - diluted	$0.38	$0.65	$0.33	$0.43

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Stock Options

On August 3, 2009, the Company’s Board of Directors approved the issuance of approximately 234 stock options each to the CEO and COO for a total of 468 options. The options have an exercise price of $6.35 and vest ratably over a three year period on each of March 30, 2010, 2011 and 2012. During the third quarter of the fiscal year ending January 31, 2010 (“fiscal 2009”), the Company recorded $236 of compensation expense related to these stock option awards.

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

Restricted Stock

On August 3, 2009, the Company’s Board of Directors approved the issuance of approximately 224 shares of restricted stock each to the CEO and COO. Of the 224 shares awarded to each individual, 48 were immediately vested. The remaining 176 awarded to each will vest ratably over a three year period on each of March 30, 2010, 2011 and 2012. During the third quarter of fiscal 2009, the Company recorded approximately $1,051 of compensation expense related to these restricted stock awards, of which $610 of compensation expense related to the shares that vested immediately.

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

6. Detail of Certain Balance Sheet Accounts

	October 31, 2009	January 31, 2009
	(Unaudited)
Accrued expenses & other current liabilities
Accrued compensation and sales commissions	$4,118	$6,121
Program accrual (1)	6,005	4,791
Promotions accrual (2)	1,371	630
Other	5,410	6,140

	$16,904	$17,682

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.
(2)	The promotions accrual consists primarily of hourly outside labor costs and travel and expense related fees.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

7. Common Stock

Common Stock Transactions

During the third quarter of fiscal 2009, employees surrendered to the Company approximately 38 shares of common stock to satisfy tax-withholding obligations.

During the third quarter of fiscal 2009, employees surrendered 15 shares of the Company’s restricted stock upon their termination of service.

Common Stock Transactions – Stock Repurchase Program

During the third quarter of fiscal 2009, the Company repurchased 100 shares for approximately $653 under the Company’s stock repurchase program.

During the first nine months of fiscal 2009, the Company repurchased 805 shares for approximately $4,543 under the Company’s stock repurchase program. At October 31, 2009, the Company had an unused authorization of approximately $2,022.

Common Stock Outstanding

The number of shares of common stock outstanding as of November 30, 2009 was 16,594,623, or 12,942,077 excluding treasury shares.

8. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenue:
Promotion	$24,002	$26,139	$66,223	$69,624
Media	24,580	25,032	63,209	62,185
Placement	13,349	18,736	29,699	41,343

Total revenue	$61,931	$69,907	$159,131	$173,152

Operating income (loss):
Promotion	$2,933	$3,669	$6,290	$6,696
Media	4,986	5,569	7,987	4,581
Placement	1,047	2,701	1,294	3,783
Corporate	(4,355)	(2,706)	(11,484)	(8,396)

Total operating income	$4,611	$9,233	$4,087	$6,664

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

	At October 31, 2009	At January 31, 2009
	(Unaudited)
Total Assets:
Promotion	$33,975	$34,045
Media	72,294	70,332
Placement	17,426	17,711
Corporate	37,676	38,631

Total Assets	$161,371	$160,719

9. Income Taxes

For the three and nine months ended October 31, 2009 the Company recorded income tax benefits of $328 and $84, respectively, which was primarily attributable to the expiration of statutes on uncertain tax positions, interest and penalties on uncertain tax positions and state taxes. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

For the three and nine months ended October 31, 2008 the Company recorded income tax expense of $305 and $686, respectively, which was primarily attributable to state taxes, federal alternative minimum tax, interest and penalties on uncertain tax. The Company maintained a full valuation allowance against its net deferred tax assets.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

12. Restatement

Subsequent to the Company’s issuance of its consolidated financial statements for the three- and nine-months ended October 31, 2009, the Company determined that certain revenue recognition accounting guidelines were misinterpreted and an undetected calculation error in a spreadsheet resulted in errors in the Company’s filed financial statements as of October 31, 2009. Due to the errors, the Company has made adjustments and in consultation with management, determined that it was necessary to restate the previously issued financial statements for the three- and nine-month periods ended October 31, 2009.

The adjustments increased the Company’s revenue, general and administrative expenses, and accrued expenses and other current liabilities in the Promotion segment by $1,137, $121, and $167, respectively, and decreased the Company’s deferred revenue and income tax benefit by $1,137 and $46, respectively, for the three- and nine-month periods ended October 31, 2009. A summary of the significant effects of the restatement is as follows:

	As Previously Reported	Adjustment	As Restated
October 31, 2009
Consolidated Balance Sheet:
Deferred revenue	$13,828	$(1,137)	$12,691
Accrued expenses and other current liabilities	16,737	167	16,904
Accumulated deficit	(313,457)	970	(312,487)
Total stockholders’ equity	112,644	970	113,614
Three Months Ended October 31, 2009
Consolidated Statement of Operations:
Services revenue	51,525	341	51,866
Product revenue	9,269	796	10,065
General and administrative	5,554	121	5,675

Operating income	3,595	1,016	4,611

Income tax benefit	374	(46)	328

Net income	$3,975	$970	$4,945

Net income per share-basic	$0.31	$0.07	$0.38

Net income per share-diluted	$0.31	$0.07	$0.38

Nine Months Ended October 31, 2009
Consolidated Statement of Operations:
Services revenue	126,944	341	127,285
Product revenue	31,050	796	31,846
General and administrative	15,999	121	16,120

Operating income	3,071	1,016	4,087

Income tax benefit	130	(46)	84

Net income	$3,206	$970	$4,176

Net income per share-basic	$0.25	$0.08	$0.33

Net income per share-diluted	$0.25	$0.08	$0.33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A variety of factors influence our revenue and profitability, including but not limited to: (i) economic conditions and the relative strength or weakness of the United States economy; (ii) advertiser and consumer spending patterns; (iii) the value of our consumer brands and database; (iv) the continued perception by our advertisers and sponsors that we offer effective marketing solutions; (v) use of our websites; and (vi) competitive and alternative advertising mediums.In addition, our business is seasonal. Our third quarter has historically been our most significant in terms of revenue and operating income. Quarterly comparisons are also affected by the aforementioned factors.

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

Three Months Ended October 31, 2009 Compared with Three Months Ended October 31, 2008

	Three months ended October 31, 2009 (Unaudited)
	Promotion	Media	Placement	Corporate	Total

Revenues:
Services revenue	$13,937	$24,580	$13,349	—	$51,866
Product revenue	10,065	—	—	—	10,065

Total revenue	$24,002	$24,580	$13,349	—	$61,931
Cost of goods sold:
Cost of goods sold – services	$8,604	$7,213	$10,077	—	$25,894
Cost of goods sold – product	2,902	—	—	—	2,902

Total cost of goods sold	$11,506	$7,213	$10,077	—	$28,796
Expenses:
Operating	$8,261	$10,394	$1,751	$587	$20,993
General and administrative	1,018	650	469	3,538	5,675
Depreciation and amortization	284	1,337	5	230	1,856

Total expenses	$9,563	$12,381	$2,225	$4,355	$28,524

Operating income (loss)	$2,933	$4,986	$1,047	$(4,355)	$4,611

	Three months ended October 31, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total

Revenues:
Services revenue	$15,666	$25,032	$18,736	—	$59,434
Product revenue	10,473	—	—	—	10,473

Total revenue	$26,139	$25,032	$18,736	—	$69,907
Cost of goods sold:
Cost of goods sold – services	$8,530	$6,688	$13,533	—	$28,751
Cost of goods sold – product	2,973	—	—	—	2,973

Total cost of goods sold	$11,503	$6,688	$13,533	—	$31,724
Expenses:
Operating	$10,207	$10,406	$2,180	$201	$22,994
General and administrative	535	1,228	313	2,259	4,335
Depreciation and amortization	225	1,141	9	246	1,621

Total expenses	$10,967	$12,775	$2,502	$2,706	$28,950

Operating income (loss)	$3,669	$5,569	$2,701	$(2,706)	$9,233

Revenue

Revenue in the third quarter of fiscal 2009 was $61,931, a decrease of $7,976, or 11.4%, from revenue of $69,907 in the third quarter fiscal 2008. Revenue decreased in each of the Company’s reporting segments.

Promotion

Promotion segment revenue in the third quarter of fiscal 2009 was $24,002, a decrease of $2,137, or 8.2%, from revenue of $26,139 in the third quarter of fiscal 2008. Revenue decreased in the Company’s OCM and sampling businesses by $408 and $3,009, respectively, which were offset by an increase in the AMP Agency business of $1,564.

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

General and Administrative

Promotion

Promotion segment general and administrative expenses in the third quarter of fiscal 2009 were $1,018, an increase of $483, or 90.3%, as compared to $535 in the third quarter of fiscal 2008. The increase was primarily due to increases in general corporate costs ($411) and payroll ($68).

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

Nine Months Ended October 31, 2009 Compared with Nine Months Ended October 31, 2008

	Nine months ended October 31, 2009 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$34,377	$63,209	$29,699	—	$127,285
Product revenue	31,846	—	—	—	31,846

Total revenue	$66,223	$63,209	$29,699	—	$159,131
Cost of goods sold:
Cost of goods sold – services	$19,559	$16,702	$22,186	—	$58,447
Cost of goods sold – product	9,455	—	—	—	9,455

Total cost of goods sold	$29,014	$16,702	$22,186	—	$67,902
Expenses:
Operating	$26,939	$32,297	$4,698	$1,678	$65,612
General and administrative	3,248	2,244	1,501	9,127	16,120
Depreciation and amortization	732	3,979	20	679	5,410

Total expenses	$30,919	$38,520	$6,219	$11,484	$87,142

Operating income (loss)	$6,290	$7,987	$1,294	$(11,484)	$4,087

	Nine months ended October 31, 2008 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$35,002	$62,185	$41,343	—	$138,530
Product revenue	34,622	—	—	—	34,622

Total revenue	$69,624	$62,185	$41,343	—	$173,152
Cost of goods sold:
Cost of goods sold – services	$18,442	$19,212	$30,384	—	$68,038
Cost of goods sold – product	10,315	—	—	—	10,315

Total cost of goods sold	$28,757	$19,212	$30,384	—	$78,353
Expenses:
Operating	$30,151	$33,566	$5,585	$498	$69,800
General and administrative	3,377	1,491	1,567	7,231	13,666
Depreciation and amortization	643	3,335	24	667	4,669

Total expenses	$34,171	$38,392	$7,176	$8,396	$88,135

Operating income (loss)	$6,696	$4,581	$3,783	$(8,396)	$6,664

Revenue

Revenue for the nine months ended October 31, 2009 was $159,131, a decrease of $14,021, or 8.1%, from revenue of $173,152 for the nine months ended October 31, 2008. Revenue in our Promotion and Placement segments decreased $3,401 and $11,644, respectively, which was offset by an increase in our Media segment revenue of $1,024.

Promotion

Promotion segment revenue for the nine months ended October 31, 2009 was $66,223, a decrease of $3,401, or 4.9%, from revenue of $69,624 for the nine months ended October 31, 2008. Revenue decreased in the Company’s OCM and sampling businesses of $2,776 and $4,053, respectively, which were offset by an increase in the AMP Agency business of $3,711.

Media

Media segment revenue for the nine months ended October 31, 2009 was $63,209, an increase of $1,024, or 1.6%, from revenue of $62,185 for the nine months ended October 31, 2008. The increase was primarily due to increases in our interactive, display board and entertainment businesses of $768, $1,213 and $1,644, respectively, which were offset by decreases in the alloy education business of $1,460.

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

General and Administrative

Promotion

Promotion segment general and administrative expenses for the nine months ended October 31, 2009 were $3,248, a decrease of $129, or 3.8%, as compared to $3,377 for the nine months ended October 31, 2008. The decrease was primarily due to decreases in general corporate costs ($203), offset by an increase in payroll related expenses ($73).

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

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities was $6,074 for the nine months ended October 31, 2009. Factors contributing to our cash provided by operating activities were our net income of $4,176, and noncash items totaling $9,980, which included depreciation and amortization, stock based compensation expense, loss on sale of operating assets and bad debt expense. These increases were offset by decreases in operating assets of $8,082, primarily due to lower collections, increases in unbilled receivables and lower accrued expenses.

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

At October 31, 2009, the Company was in compliance with all the financial ratios and other terms and conditions as stated in the Credit Facility. We continually project our anticipated cash requirements, which include our working capital needs, potential acquisitions and interest payments. Funding requirements may be financed primarily through our operations, the sale of equity, the use of our Credit Facility, or through equity-linked and debt securities. We believe that cash generated from operations, and investment balances, are adequate to meet our working capital and reasonably foreseeable operating and capital expenditure requirements, as well as stock repurchase and acquisition activities for at least the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified pursuant to the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Subsequent to our original evaluation of the controls and procedures in connection with the originally-filed quarterly report on Form 10-Q for the quarter ended October 31, 2009, we determined that certain errors occurred in conjunction with our third quarter revenue recognition that resulted in material adjustments to our reported third quarter results. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the third quarter of fiscal 2009.

Due to these errors, we are filing our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2009 to reflect the restatement of our unaudited consolidated financial statements, the notes thereto, and related disclosures for the quarter ended October 31, 2009.

Our management believes that the errors giving rise to the restatement occurred because of the misinterpretation of certain revenue recognition accounting guidelines and a calculation error that was not detected in the related review and approval process. This resulted in adjustments to the October 31, 2009 unaudited consolidated financial statements. Accordingly, management has concluded that this constituted a material weakness in our disclosure controls and procedures. A material weakness is a control deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In order to remediate this material weakness in our disclosure controls and procedures over financial reporting, we will increase the level of detail in our reviews of revenue recognition guidelines within the context of our customer contracts and increase our detail level reviews of complex calculations included in our financial statements. This remediation step has already been implemented.

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

As of November 30, 2009, we had an unused authorization of approximately $1,687.

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
Joseph D. Frehe
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: March 31, 2010

EXHIBIT INDEX

EXHIBIT NUMBER

10.1**†	Alloy, Inc. Compensation Arrangements for Named Executive Officers for the fiscal year ending January 31, 2010, as of December 8, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated March 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated March 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed.
†	Management contract or compensatory plan or arrangement.