Form 10-K
period 2010-01-31
ALLOY INC
filed 2010-04-12
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value, based upon the closing sale price of the shares as reported by The NASDAQ Stock Market LLC, of voting and non-voting common equity held by non-affiliates as of July 31, 2009 was $75,797,563 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of March 31, 2010 was 12,611,548.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, is incorporated by reference into Part III of this Report.

PART I

Unless the context otherwise requires, references to “Alloy,” “Company,” “Registrant,” “we,” “our,” and “us” in this Annual Report on Form 10-K refers to Alloy, Inc. and our subsidiaries. In this document, “fiscal 2009” refers to the fiscal year ended January 31, 2010, “fiscal 2008” refers to the fiscal year ended January 31, 2009 and “fiscal 2007” refers to the fiscal year ended January 31, 2008.

Item 1.	Business

Overview

Alloy (NASDAQ: “ALOY”) is one of the country’s largest providers of media and marketing programs offering advertisers the ability to reach youth and non-youth targeted consumer segments through a diverse array of assets and marketing programs, including digital, display board, direct mail, content production and educational programming. Collectively, our businesses operate under the umbrella name Alloy Media + Marketing, but the division brand names have their own recognition in the market, including Alloy Education, Alloy Entertainment, Alloy Marketing and Promotions (“AMP”), Alloy Access and On Campus Marketing (“OCM”).

Each of our businesses falls in one of three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our AMP, OCM and sampling divisions. The Media segment is comprised of company-owned and represented media assets, including our digital, display board, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and specialty print publications, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

We are a leading media company primarily focused on the youth and young adult market. Our media and marketing assets provide us with a deep understanding of the youth market and give us a significant reach to targeted consumers. According to United States Census projections, as of January 2010, about 18% of the United States population is 12 to 24 years old. Teen and college students comprise the majority of this demographic and represent powerful consumer groups accounting for $85 billion (as is indicated in the TRU 2010 Report) and $74 billion (as reported in Harris Interactive’s 2009 Alloy College Explorer) respectively, in annual discretionary spending power in 2009.

We were incorporated in January 1996 and launched our www.alloy.com website in August 1997.

Current Business Developments

On January 20, 2010, we terminated our credit agreement with Bank of America (the “Credit Facility”) in an effort to reduce corporate costs. There were no penalties or termination fees payable in connection with the termination of the Credit Facility. At the time of the cancellation, we had no outstanding borrowing under the Credit Facility.

On December 18, 2009, we acquired the operating assets of Pixel Bridge Inc. (“Pixel Bridge”) for cash of approximately $0.3 million. Pixel Bridge is a digital agency focused on strategy, creative services and web development. We may be required to pay contingent payments based on revenue through January 31, 2011. The maximum potential contingent payment is $1.2 million. The initial earn out of $0.3 million, which was measured on revenue for the fourth quarter of fiscal 2009, was earned by Pixel Bridge and has been appropriately accrued in our consolidated financial statements. We do not expect Pixel Bridge to earn the second earn out provision that will be measured on revenue for the fiscal year ending January 31, 2011. Pixel Bridge is part of the Company’s AMP division of its Promotion segment.

On July 1, 2009, we acquired the operating assets of Rock Coast Media, Inc. (“Rock Coast Media”), which provides online marketing services, including search engine and social media optimization, media planning and buying and site usage analysis. We acquired Rock Coast Media’s assets, receiving net cash of approximately $0.3 million, subject to a nominal working capital adjustment. We may be required to pay contingent payments based on Rock Coast Media generating operating income at or above established thresholds over the next three years. The maximum potential contingent payment is $3.6 million. We applied reasonable revenue growth projections and certain profitability assumptions and has concluded that, based upon the provisions of the asset acquisition agreement, a contingent payment of approximately $1.4 million would most likely be earned over the course of the agreement, and as a result have accrued this amount in our consolidated financial statements. Rock Coast Media is part of the Company’s AMP division of its Promotion segment.

Our Segments

We have three reportable operating segments, as follows:

•	Promotion—includes our AMP, OCM and sampling divisions;

•	Media—includes our digital, display board, intellectual property, entertainment, education network, database, and specialty print businesses.

•	Placement—aggregates and markets third-party niche media properties, including specialty newspapers and broadcast media.

PROMOTION

Our Promotion segment is designed to help clients achieve their promotional marketing objectives with their target consumers. We generate Promotion segment revenue through the following businesses:

•

Alloy Marketing and Promotions, or AMP, is a full-service promotional marketing agency focused on creating on experiential and digital solutions for clients, which are founded in consumer research and have measurable business outcomes. Alloy Access is our multi-cultural marketing agency and is included with our AMP business. AMP clients represent a wide array of industries, such as health and beauty, technology, wireless, consumer packaged goods, healthcare, retail, travel and tourism and entertainment.

•

On Campus Marketing, or OCM, is our collegiate marketing and merchandise provider. Through multi-channel marketing, our products include college living essentials, gift packages, diploma frames, student data security and other merchandise or services especially for the college market.

•

Sampling—Our sampling business reaches targeted consumers by distributing product samples in youth and non-youth venues, such as elementary schools, high schools, college campuses, bookstores, dining halls, student organizations, and fitness clubs.

MEDIA

Our media business provides media advertising solutions for marketers targeting a particular consumer segment both online and offline, with most of our media assets targeting the youth and young adult market. We work with Fortune 500 and other companies to help them reach millions of consumers through a comprehensive mix of programs incorporating our proprietary, company-owned and represented media assets, such as display media boards, websites and specialty print assets. Our Media segment includes the following businesses:

• Alloy Digital

Alloy Digital is our Interactive business and includes our websites that are designed to be an effective advertising medium for youth and young adult-focused marketers. We reach a high concentration of youth and young adults online through integrated social platforms with measurable results. The TEEN.com network is home to Alloy Media + Marketing’s websites and a growing list of third party owned websites who target the coveted youth audience. The network provides brand marketers display and integrated advertising programs to reach highest high concentration of teens online in a narrowly targeted and highly scalable way. In fiscal 2009, our Teen.com network was ranked as the #1 community for teens as measured by comScore Media Metrix. The number of unique visitors varies each month depending on various factors, including the distribution of various related merchandise catalogs and other print publications which drive consumers to these websites as well as the websites’ overall popularity. Our marketing data shows that our websites are a popular destination for teens and college students seeking social networking, entertainment, and popular culture content.

TEEN.com/TV or Alloy TV, is our premium digital entertainment network delivering original, short-form video programming tailored expressly for the youth and young adult audience. In fiscal 2009, we produced Haute & Bothered, an advertiser sponsored web series. In fiscal 2010, we are producing a sequel to this series. We expect this network to continue to build widely populated environments that appeal to evolving youth and young adults’ preferences, while also offering marketers highly targeted and effective channels to connect with that audience.

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

In addition to the above websites, our Alloy Digital business also has access to other Alloy owned websites used in our other businesses, including our Alloy Entertainment, Alloy Education and Channel One businesses.

We also act as a sales representative for various third party owned websites, including Rock You (www.rockyou.com) and Meez (www.meez.com). These websites offer teens a place to meet other teens, play a variety of games, connect with famous singers, bands and celebrities and create their own online space and advertisers a chance to connect with the teen audience.

• Alloy Entertainment

Our Alloy Entertainment business, formerly called “17 th Street Productions”, originates unique, commercial entertainment properties—mostly geared toward teens, young adults and families—and partners with the leading book publishers, television networks and movie studios to deliver these properties to world audiences.

•

Alloy Entertainment produced 35 new books during fiscal 2009 and currently has over one thousand titles in its library. Its books are published in more than 34 languages around the world and 14 of Alloy Entertainment’s books reached the New York Times Children’s Paperback bestseller list during fiscal 2009. Alloy Entertainment maintains longstanding relationships with America’s leading publishing houses, including Random House, Little Brown, HarperCollins, Hyperion, Scholastic, Simon & Schuster and Penguin Putnam. Some of our properties include The Sisterhood of the Traveling Pants, Gossip Girl, The Vampire Diaries, The A-List, The Clique, and The Luxe.

•

Basic and cable television networks may acquire from Alloy Entertainment the right to develop television shows based on Alloy Entertainment books, such as Gossip Girl and The Vampire Diaries (both on The CW Television Network). Gossip Girl is in its third season and has been renewed for a fourth. The Vampire Diaries premiered in September 2009 as The CW’s biggest premiere in its history and the series has been renewed for a second season. Initial ten episode orders have been made for Pretty Little Liars and Huge at ABC Family. Several other series and made-for-television movies are in development at The CW Television Network, NBC, Nickelodeon and ABC Family.

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

•

Alloy Entertainment works with Alloy Digital to produce original content web series that we distribute through our owned and third party network. For example, in fiscal 2009, we produced Private based on the Alloy Entertainment book series.

• Channel One

Channel One News is the leading television news network for teens, reaching nearly six million young people in middle schools and high schools nationwide. The daily broadcast is delivered during the school year as a 12 minute program which includes two minutes of advertising and/or public service announcements. The content of the broadcast as well as supplementary educational resources are designed to inform, educate, and inspire teens while connecting them with important current events and the world around them. Channel One News has covered fast-breaking global events from regions such as Haiti, Chile, Mexico, North Korea, Afghanistan, Sri Lanka, Germany and Qatar. Through its partnership with CBS News Productions, Channel One News draws on the vast resources of CBS News, ensuring worldwide coverage from a teen perspective. The website www.channelone.com features in-depth news and breaking stories, games, music, contests, advice, volunteering guides and interactive opportunities for voting, feedback and user generated content submissions.

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

Specialty Print Publications

Our specialty print publications are a venue for schools and/or advertisers to reach targeted students, employees or professionals. These publications also serve to drive traffic to our websites named after these publications. Some of our specialty print properties include:

•

Private Colleges & Universities—With 37 editions reaching over 1.6 million homes per year, the Private Colleges & Universities magazine series has been a leading recruitment media for higher education since 1985. Our international edition, American Colleges & Universities, reaches over 2,300 schools and organizations in over 175 countries throughout six continents. Our editions target students based on academic achievement, geography and special interests and provide them, their parents and high-school guidance counselors with information about private colleges and universities and the admissions process. New editions include a magazine for students looking to transfer, a Catholic Colleges edition, and for 2010, the launch of Public Colleges and Universities magazine with an in-home circulation of 100,000.

•

Careers and Colleges—Our Careers and Colleges publication offers unique advertising opportunities. Careers and Colleges magazine is an award-winning publication reaching approximately three million students and distributed to 500,000 homes in the Summer and more than 10,000 high schools in the Spring and Fall each year. Directed to students and guidance professionals, the topical issues address getting into and paying for college, career opportunities, life after high school, and transitioning to college life.

•

Minority Nurse—With an annual distribution of 180,000, this magazine provides employers with access to the career-minded individuals they want to attract and hire, with additional exposure on MinorityNurse.com.

Websites

We also have several websites targeting college-bound high school students, high-tech college students and minority students, as well as practicing professionals in nursing and allied health fields, which offer valuable information for persons interested in these subject areas as well as unique advertising opportunities for clients, including:

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

• Display Media Boards / Retail Display Networks

Our display media boards and retail display networks are located in high traffic areas and high volume stores throughout the United States, including colleges and universities, high schools, middle schools, elementary schools, barbershops and salons, grocery stores and pharmacies.

•

Our In-School network offers third-party advertisers access to approximately 41,000 display media boards located throughout the United States. The display media boards often feature full-color, backlit advertising and scrolling electronic messaging. The boards may contain one, two, or three advertising panels, which increase the number of advertising opportunities to approximately 75,000. These display media boards are located throughout the United States in more than 840 college and university campuses, 6,800 high schools, 2,200 middle schools, and 5,000 elementary schools.

•

Frontline is our in store display network, which markets a unique combination of display and high impact advertising through a nationwide network of more than 7,900 outlets comprising grocery, pharmacy and other high volume stores. Our unique combination of display and high-impact advertising gives marketers a dramatic presence at the checkout or a specific location of any store. Our consumer trial program brings products out of lightly-shopped aisles to the most highly-trafficked areas. Our products include Frontlights, Frontloader, Pharmacy Display Network, and Healthy Living Center that provide advertising and merchandising, brand awareness building, and health information within a store.

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

Our Sales Organization

Our advertising sales organization includes over 75 sales professionals who are either account managers aligned with specific businesses or product sales specialists. Our account managers and product sales specialists work closely together to sell the media assets and marketing capabilities of our various divisions to our existing advertising customers and to build relationships with new clients. Our account managers are trained and motivated to sell the entire portfolio of our media and advertising services, including:

•	our digital network;

•	our custom publications;

•	our display media boards;

•	our education network;

•	marketing programs such as product sampling, customer acquisition programs and promotional events; and

•	college, high school, military base and multi-cultural newspapers, as well as broadcast properties targeting these demographic groups.

Our clients come from a wide range of industries seeking to target persons principally youth and young adults, including consumer goods and electronics, health and beauty, entertainment, financial services, colleges and universities, government, and food and beverage.

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

We currently license commercially available technology and services whenever possible instead of dedicating our financial and human resources to developing proprietary online infrastructure solutions. We provide most services related to maintenance and operation of our websites internally, under the direction of our Chief Technology Officer. We utilize a third party for our principal co-location servers and is located in Ashburn, Virginia. They provide us with co-location, power and access to a number of bandwidth providers for our Internet connections. Our infrastructure is scalable, which allows us to adjust quickly as our user base expands and business needs change.

Competition

Competition for the attention of our targeted consumers is considerable. We compete with a variety of companies, both large and small, serving segments of the market we target, including various promotion and marketing services firms, youth and young adult targeted traditional marketers, basic cable and broadcast television networks, radio, online and print media, and online service providers. Our competitors may offer other forms of media and approaches to marketing in markets that we do not have access to or compete directly with our properties in overlapping markets.

In our Promotion segment, our AMP Agency business competes with other promotional and digital agencies and niche vertical suppliers particularly in the social and search space as well as full service media planning and buying agencies, such as GMR Marketing, EURO RSCG and Mr. Youth. Our OCM business competes with big box retailers such as Target and Wal-mart, and other online retailers.

In our Media segment, other companies that target youth and young adult consumers and/or offer alternative media choices attracting this audience include focused magazines, such as Seventeen and Teen Vogue; teen-focused television and cable channels, such as MTV; websites primarily focused on the youth demographic group; and online service providers and social networking sites with a teen audience, such as Facebook.com, MySpace.com and America Online; and media board competitors, such as Clear Channel Communications.

In our Placement segment, we compete with other companies that place national ads in college and military newspapers. In the multicultural market, we primarily compete with other Hispanic and African American placement agencies.

Many of our competitors have longer operating histories, larger client bases and significantly greater financial, marketing and other resources than we do as well the barriers to entry into certain of our markets we believe to be relatively low. There has also been consolidation in the media industry by our competitors, which include market participants with interests in multiple media businesses that are often vertically integrated. In addition, competitors could enter into exclusive distribution arrangements with our vendors or advertisers and deny us access to their products or their advertising dollars. If we face increased competition, our business, operating results and financial condition may be materially and adversely affected.

We believe that our principal competitive advantages are:

•	our established network of owned and represented media assets;

•	our relationships with advertisers, marketing partners and school administrations;

•	the strength and recognition of our consumer and media brands;

•	our knowledge of and strong connection with the youth and young adult audience and our ability through our marketing franchises to continually analyze the market; and

•	our ability to deliver targeted audiences to advertisers through cost-effective, multi-platform advertising programs.

Seasonality

Our revenues have historically been higher during the last half of our fiscal year, coinciding with the start of school and holiday season spending, than in the first half of our fiscal year. In addition, certain of our product offerings, such as “in-school” display media boards and educational programming, are perceived to be less valuable to advertisers when school is not in session, such as during the summer months and between semester breaks. In fiscal 2009, approximately 30% of our revenue was realized in our third fiscal quarter and approximately 53% in the last half of the fiscal year. The majority of our operating income is earned in conjunction with our revenue.

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

Government Regulation

We are subject to various federal and state law and regulation relating to our Internet based business. The regulation currently focuses on data collection, privacy, social networking, user generated content, information security and online behavioral marketing. Because of the increasing popularity of the Internet and the growth of online services, there are regular initiatives at both the federal and state level to expand the scope of regulation as problems and perceived problems arise and develop. Although much of the regulation is well founded, it does have an impact on how we conduct our business and may have an impact on our financial results if we are limited in our business activities or there are additional costs associated with compliance. We do not believe there to be any specific environmental regulation that will have a material impact on our business operations or financial results.

In the United States, the Federal Trade Commission, or the FTC, enforces rules and regulations enacted pursuant to the Children’s Online Privacy Protection Act of 1998, or COPPA, imposing restrictions on the ability of online services to collect information from minors under the age of 13. During 2009, the FTC actively enforced COPPA through civil penalties and consent orders. As a part of our efforts to comply with these requirements, we do not knowingly collect online personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain of our websites in an effort to prohibit persons under the age of 13 from registering. The restrictions are likely to dissuade some percentage of our potential customers from using such websites, which may adversely affect our business. If it turns out that one or more of our websites is not COPPA compliant, we may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our reputation and business. Laws on the state level protecting the identity of personal information of children online have been enacted or are under consideration. For example, Michigan and Utah have established registries where parents and others may register instant messenger IDs, mobile text messaging and fax numbers in addition to e-mail addresses to prevent certain types of messages from reaching children in those states. Such laws could have an adverse impact on how we will be able to conduct our business in the future and may limit access to an important segment of the target markets our clients seek.

A number of government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues and the use of personal information. Well-publicized breaches of data privacy and consumer personal information have caused state legislatures to enact data privacy legislation. Forty-five states, including New York, California and Pennsylvania, have enacted data privacy legislation, including data breach notification laws, and laws penalizing the misuse of personal information in violation of published privacy policies. Certain states have also enacted legislation requiring certain encryption technologies for the storage and transmission of personally identifiable information, including credit card information, and more states are considering enactment of information security regulations and may require the adoption of written information security policies that are consistent with state laws if businesses have personal information of residents of their states. Data privacy and information security legislation is also being considered at the federal level, which if enacted, could adversely affect our business. In addition to the specific data privacy and data breach statutes, the FTC and attorneys general in several states have investigated the use of personal information by some Internet companies under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. We review our privacy policies and operations on a regular basis, and currently, we believe we are in material compliance with applicable U.S. federal and state laws. Our business could be adversely affected if new regulations or decisions regarding the storage, transmission, use and/or disclosure of personal information are implemented in such ways that impose new or additional technology requirements on us, limit our ability to collect, transmit, store and use the information, or if government authorities or private parties challenge our privacy practices that result in restrictions on us, or we experience a significant data or information breach which would require public disclosure under existing notification laws and for which we may be liable for damages or penalties.

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

The FTC has been considering a number of issues relating to online behavioral advertising and has most recently issued a report containing a new set of “guidelines” for industry self-regulation. The FTC’s report may result in future regulation of the collection and use of online consumer data, which could potentially place restrictions on our ability to utilize our database and other marketing data on our own behalf and on behalf of our advertising clients, which may adversely affect our business.

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

Employees

As of January 31, 2010, we had 602 full-time employees, including a sales and marketing force of approximately 103 persons. During fiscal 2009, we employed approximately 858 part-time/temporary employees who primarily worked for us in connection with our promotional and marketing events.

A small number of our employees engaged by certain of our subsidiaries in connection with entertainment and production related activities may be subject to collective bargaining arrangements. We consider relations with our employees to be good.

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

Risks Related to Our Businesses

Changes in advertising and credit markets could cause our revenues and operating results to decline significantly

We derive substantial revenues from the sale of advertising through a variety of platforms. Challenging economic conditions in 2008 and 2009 resulted in a slowdown of the economy which continues into 2010. As a result, our customers may experience budgetary restrictions and modify their spending behavior, resulting in the softening of demand for our media, advertising and entertainment assets and accordingly, possibly lower revenues. The current economic conditions also may delay or wholly negate the ability of our customers to pay for products and services they have purchased or may cause customers to seek early termination of their agreements with us. As a result, reserves for uncertain accounts and write-offs of accounts receivable may increase. In addition, current conditions in the credit markets, if they persist, may limit our ability to carry out our share repurchase program or pursue other opportunities, and our expenses could increase if volatility in the credit and insurance markets results in an increase in interest rates on bank financings or prices on insurance products. Our results of operations may be negatively affected as a result of all or some of the above factors.

We have incurred significant operating losses in the past and may incur significant operating losses in the future. We may never achieve sustained profitability.

Since our inception in January 1996, we have incurred significant net losses and, as of January 31, 2010, we have an accumulated deficit of approximately $321.5 million. We have not historically been profitable and were not profitable for fiscal 2009, fiscal 2007 or fiscal 2006. The only recent year that we were profitable was fiscal 2008. We cannot provide any assurances that we will not incur similar losses in the future. Even if we were to become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and sustain profitability may negatively impact the market price of our common stock.

A lack of future earnings or future stock issuances by us may limit our ability to use our net operating loss carryforwards.

As of January 31, 2010, we had net operating loss (“NOL”) carryforwards of approximately $32.6 million to offset future taxable income, which expire in various years through 2027, if not utilized. The deferred tax asset representing the benefit of these NOLs has been offset completely by a valuation allowance due to our history of operating losses and the uncertainty of future taxable income. A lack of future earnings would adversely affect our ability to utilize these NOLs. In addition, under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. We have experienced such ownership changes in the past, but it is possible that a change in our ownership may occur in the future. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes currently than if we were able to utilize our NOLs.

Our revenues and income could decline due to general economic trends, declines in consumer spending and seasonality.

Our revenues are largely generated by discretionary consumer spending or advertising seeking to stimulate that spending. Advertising expenditures and consumer spending all tend to decline during recessionary periods and may also decline at other times. Accordingly, our revenues could decline during any general economic downturn. In addition, our revenues have historically been higher during our third and fourth fiscal quarters, coinciding with the start of the school year and holiday season spending, than in the first half of our fiscal year. Therefore, our results of operations in any given quarter may not be indicative of our full fiscal year performance.

If our businesses do not grow and become profitable, we may be required to recognize goodwill and intangible asset impairment charges.

We are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value of our business segments. Our determination of whether an impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment that could substantially affect our reported earnings in a period of such change. As a result of our annual impairment reviews, we were required to record special charges of approximately $5.0 million, $0.1 million, and $72.0 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

Additionally, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, (a triggering event), comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to at least its estimated fair value. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. Pursuant to the guidance issued by the Financial Accounting Standards Board (“FASB”), we perform an analysis of the recoverability of certain long-lived assets and have had to record an asset impairment charge in some periods. As a result of our analysis in fiscal 2007, we reduced our long-lived assets by $0.8 million. We had no impairment charges in fiscal 2009 and fiscal 2008.

We may not be able to recoup any investments in Channel One and we may incur significant losses.

When we acquired the assets of Channel One, the Channel One business had incurred significant losses due to a substantial reduction in revenue and a high cost structure. To date, our Channel One strategy has included spending a significant amount of capital on changing Channel One’s infrastructure and transforming the business. During fiscal 2009 and 2008, we spent approximately $1.4 million and $5.0 million, respectively, in upgrading Channel One’s digital infrastructure and adding new schools. We may continue to make significant future investment in the business to continue our digital upgrade. We may not generate a return on such investments and in which case, we would have a substantial loss in the business.

We may not have access to necessary capital as a result of the cancellation of our Credit Facility.

In the past we have maintained bank credit facilities to provide access to working capital, if needed, on an expeditious basis. We voluntarily terminated the secured credit facility with Bank of America, N.A. in January 2010, and we do not currently have any such lines of credit or similar credit facilities, either on a secured or unsecured basis. If our operations should require prompt access to credit, management would have to identify various credit sources and seek to enter into negotiations for credit if available. There can be no assurance that credit would be available to the Company in the amounts required or that if credit were available it would be accessible on a timely basis for our operations or on terms acceptable to management. The absence of credit, if needed, may have an adverse impact on the operations and financial condition of the Company.

Our business may not grow in the future.

Since our inception, we have rapidly expanded our business, growing our gross revenue from approximately $2.0 million for fiscal 1997 to approximately $205.1 million for fiscal 2009. Our continued growth will depend to a significant degree on our ability to maintain existing sponsorship and advertising relationships and develop new relationships, to identify and integrate successfully acquisitions, and to maintain and enhance the reach and brand recognition of our existing media franchises and any new media franchises that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control, including the continuing appeal of our media and marketing properties to consumers, the continued perception by participating advertisers and sponsors that we offer an effective marketing channel for their products and services, our ability to attract, train and retain qualified employees and management and our ability to make additional strategic acquisitions. There can be no assurance that we will be able to implement our growth strategy successfully.

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

Our success depends largely on the regarded value of our brands, and if the regarded value of our brands were to diminish, our business would be adversely affected.

The prominence with advertisers of our Alloy, Inc. and Alloy Media + Marketing brands, as well as our other media and marketing brands, such as Alloy Entertainment, Alloy Education, Alloy Marketing and Promotions, and Alloy Access, are key components of our business. Our websites, such as www.teen.com and www.alloy.com are also well regarded among consumers. If our websites or brands lose their appeal to and reputation among the targeted demographic groups or to advertisers trying to reach such consumers, our business could be adversely affected. The value of our consumer brands could also be eroded by our failure to keep current with the evolving preferences of our audience. These events would likely also reduce media and advertising sales and adversely affect our marketing services businesses. Moreover, we intend to continue to increase the number of consumers we reach, through means that could include broadening the intended audience of our existing consumer brands or creating or acquiring new media franchises or related businesses. Misjudgments by us with respect to these matters could damage our existing or future brands. If any of these developments occur, our business could suffer and we may be required to write-down the carrying value of our goodwill.

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

We rely on third parties for some essential business operations, and disruptions or failures in service may adversely affect our ability to deliver goods and services to our customers specifically in our OCM and Alloy Digital businesses.

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

Alloy does not collect sales or other similar taxes on shipments of goods into most states. However, various states may seek to impose sales tax obligations on such shipments where the Company believes there is currently no such obligation. In addition, a number of proposals have been made at the federal, state and local levels that would impose additional taxes on the sale of goods through the Internet and on the performance of taxable services. A successful assertion by one or more states that Alloy should have collected or be collecting sales taxes could have a material effect on Alloy’s operations.

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

The Company received an information request in late January 2009 from the New York State Attorney General (“NYS AG”) inquiring about the Company’s activities in marketing credit cards to college students. The Company subsequently was informed that the NYS AG is conducting an investigation into the Company’s marketing practices in this area. The Company is cooperating with the NYS AG in the investigation and is without sufficient information to determine the extent, if any, of potential monetary liability or other restrictions on its activities that may result from the investigation of the NYS AG. The Company’s last communication with the NYS AG was in July 2009.

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

In addition, our stock price may fluctuate significantly as a result of many factors. These factors, some or all of which are beyond our control, include:

•	actual or anticipated fluctuations in our quarterly and annual operating results;

•	changes in expectations as to our future financial performance or changes in financial estimates;

•	success of our operating and growth strategies;

•	realization of any of the risks described in these risk factors; and

•	relatively low trading volume of our common stock.

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

We do not own any real property. The following table sets forth information regarding facilities leased as of January 31, 2010 that we believe to be important to our operations. We believe our facilities are well maintained, in good operating condition and generally suitable and adequate to meet our current needs. We believe that if additional or alternative space is needed in the future, such space will be available on commercially reasonable terms as needed.

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

Other

The Company received an information request in late January 2009 from the New York State Attorney General (“NYS AG”) inquiring about the Company’s activities in marketing credit cards to college students. The Company subsequently was informed that the NYS AG is conducting an investigation into the Company’s marketing practices in this area. The Company is cooperating with the NYS AG in the investigation and is without sufficient information to determine the extent, if any, of potential monetary liability or other restrictions on its activities that may result from the investigation of the NYS AG. The Company’s last communication with the NYS AG was in July 2009.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Stockholders

As of March 31, 2010, our shares outstanding were 16,654,462 and there were approximately 103 holders of record of our common stock. In addition to the record holders, as of February 1, 2010, there were approximately 2,142 beneficial holders of our stock.

Our common stock has traded on The NASDAQ Global Market of The NASDAQ Stock Market LLC under the symbol “ALOY” since our initial public offering in May 1999. The last reported sale price for our common stock on March 31, 2010 was $8.20 per share. The table below sets forth the high and low sale prices for our common stock during the periods indicated.

	Common Stock Price
	High	Low
Fiscal 2009 (Fiscal year ended January 31, 2010)
First Quarter	$4.99	$3.30
Second Quarter	7.00	4.55
Third Quarter	7.35	6.30
Fourth Quarter	8.25	6.30

	Common Stock Price
	High	Low
Fiscal 2008 (Fiscal year ended January 31, 2009)
First Quarter	$8.24	$6.10
Second Quarter	8.60	6.20
Third Quarter	7.90	4.64
Fourth Quarter	5.00	3.19

These prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividends

We have never declared or paid cash dividends on our common stock. Currently, we intend to retain any future earnings to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

Not applicable.

PERFORMANCE GRAPH

The following graph compares the annual cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 31, 2005 and plotted at the end of each of our subsequent fiscal years (January 31, 2006, 2007, 2008, 2009 and 2010), in each of (a) our common stock, (b) the Russell 2000 Index and (c) the NASDAQ Composite Index. We have not paid any cash dividends on our common stock and no such dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph lines merely connect quarter-end dates and do not reflect fluctuations between those dates.

(1)	The Company completed a spinoff of dELiA*s, Inc. on December 19, 2005.
(2)	The Company effected a one-for-four reverse stock split of our common stock on February 1, 2006.

The following table assumes $100 invested on January 31, 2005 in our common stock, the Russell 2000 Index and the NASDAQ Composite Index, including reinvestment of dividends, for each fiscal year through the fiscal year ended January 31, 2010.

Company/Index/Market	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
ALLOY, INC.	100.00	45.63	48.19	31.66	20.22	31.34
NASDAQ STOCK MARKET (U.S.)	100.00	111.69	122.94	117.70	72.63	105.78
RUSSELL 2000	100.00	118.89	131.31	118.45	74.81	107.04

Issuer Purchases of Equity Securities

(Amounts in thousands, except per share amounts)

On January 29, 2003, we adopted a stock repurchase program authorizing the repurchase of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. In December 2009, the board of directors authorized an additional $3,300 for use in the repurchase of the Company’s stock.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2009:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:
November 2009	50	(1)	$6.75	50	$1,687
December 2009	10	(2)	$6.88	—	1,687
	300	(1)	$6.65	300	3,005
January 2010	—			—	3,005

Total	360			350	$3,005

(1)	In November 2009, we purchased 50 shares in the open market at an average price of $6.75. In December 2009, we repurchased 300 shares in a privately negotiated transaction at an average price of $6.65.
(2)	Represent shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Stock Market on the date of the surrender.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended January 31, 2010. The selected financial data for each of the five years in the period ended January 31, 2010 have been derived from the consolidated financial statements of the Company. The foregoing consolidated financial statements and the information below should be read in conjunction with our audited financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information included elsewhere in this Annual Report on Form 10-K.

(Amounts in thousands, except per share amounts)

	Fiscal year ended January 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total revenue	$205,098	$216,926	$199,096	$196,104	$195,324

Operating income (loss)(5)	(2,379)	10,776	(70,065)	12,686	(24,248)

Income (loss) from continuing operations	(4,883)	10,435	(70,072)	(7,233)	(27,983)
Loss from discontinued operations(6)	—	—	—	—	(7,525)

Income (loss) before extraordinary item	(4,883)	10,435	(70,072)	(7,233)	(35,508)
Extraordinary gain(7)	—	—	5,680	—	—

Net income (loss)	(4,883)	10,435	(64,392)	(7,233)	(35,508)
Preferred stock dividends and accretion of discount	—	—	—	—	(620)

Net income (loss)	$(4,883)	$10,435	$(64,392)	$(7,233)	$(36,128)

Basic net earnings (loss) per share:
Continuing operations	$(0.42)	$0.78	$(5.24)	$(0.58)	$(2.41)
Discontinued operations	—	—	—	—	(0.65)
Extraordinary gain	—	—	0.43	—	—

Basic net earnings (loss) per share	$(0.42)	$0.78	$(4.82)	$(0.58)	$(3.06)
Weighted average basic shares outstanding	11,526	13,329	13,362	12,541	11,598

Diluted net earnings per share:
Continuing operations	$(0.42)	$0.78	$(5.24)	$(0.58)	$(2.41)
Discontinued operations	—	—	—	—	(0.65)
Extraordinary gain	—	—	0.43	—	—

Diluted net earnings per share	$(0.42)	$0.78	$(4.82)	$(0.58)	$(3.06)
Weighted average diluted shares outstanding	11,526	13,414	13,362	12,541	11,598

(1)	Results for fiscal 2009 include the operations of Rock Coast Media which was acquired on July 1, 2009 and Pixel Bridge which was acquired on December 18, 2009.
(2)	Results for fiscal 2008 include the operations of Fulgent which was acquired on August 1, 2008 and TAKKLE which was acquired on January 26, 2009.
(3)	Results for fiscal 2007 include the operations of Channel One and Frontline from their dates of acquisition. Both entities were acquired on April 20, 2007.
(4)	Results for fiscal 2006 include the operations of Sconex from the time it was acquired in March 2006. As a result of adopting the guidance issued by the FASB, loss from continuing operations before income taxes for fiscal 2006 was $1,556 greater than if the Company had continued to account for the share-based compensation under APB 25.

(5)	In the fourth quarter of fiscal 2008, we sold our CCS domain name and related assets for cash, recognizing a gain of $5,800. Special charges were recorded for each fiscal year as a result of our annual goodwill and intangible impairment analysis. These charges are more fully discussed in Note 8 to our consolidated financial statements.
(6)	Represents the discontinued operations of dELiA*s, Inc. which was spun off to Alloy stockholders on December 19, 2005, and the Dan’s Competition business which was sold in June 2005.
(7)	In fiscal 2007, we recognized an extraordinary gain of $5,680 related to the acquisition of Channel One. The extraordinary gain was a result of actual liabilities assumed being less than what was originally estimated. Please refer to Notes 5 and 6 of our consolidated financial statements.

	At January 31,
	2010	2009(1)	2008	2007	2006
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$26,178	$32,116	$12,270	$6,366	$39,631
Marketable securities	—	—	9,030	21,145	1,200

Working capital(2)	23,170	28,676	28,935	33,457	45,852

Total assets	158,138	160,719	148,416	196,566	219,488
Senior convertible debentures	—	—	1,397	1,397	69,300
Total stockholders’ equity	$103,414	$110,467	$103,331	$162,671	$105,184

No cash dividends were paid on our common stock during the periods presented above.

(1)	During the third quarter of fiscal 2008, we reclassified our entire auction rate securities portfolio to long-term assets as we did not believe the securities will be liquidated.
(2)	Working capital is defined as current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Alloy (NASDAQ: “ALOY”) is one of the country’s largest providers of media and marketing programs offering advertisers the ability to reach youth and non-youth targeted consumer segments through a diverse array of assets and marketing programs, including digital, display, direct mail, content production and educational programming. Collectively, our businesses operate under the umbrella name Alloy Media + Marketing, but the division brand names have their own recognition in the market, including Alloy Education, Alloy Entertainment, Alloy Marketing and Promotions (“AMP”), Alloy Access and On Campus Marketing (“OCM”).

Each of our businesses falls in one of three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our AMP, OCM and sampling divisions. The Media segment is comprised of company-owned and represented media assets, including our digital, display board, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and specialty print publications, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

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

We have historically expanded our Media segment through acquisitions and internally generated growth. We intend to continue to expand our Media segment as we believe this segment provides the greatest opportunity to increase long-term profitability and shareholder value. For example, in our Alloy Digital business, we continue to expand our online network, to deliver original, short-form video programming to increase our attractiveness to advertisers. Also, in our Alloy Entertainment business, we are working to monetize our library of book titles through television, motion picture, and short-form video programming. In our Promotion and Placement segments, we plan to continue to try to maximize profitability through cost management, not necessarily growth. However, with respect to all segments, we continually review our strategy and consider possible acquisition and divestiture opportunities.

We believe our business should continue to grow as we strive to capitalize on the following key assets:

•

Broad Access. We are able to reach a significant portion of targeted consumers by: (i) producing a wide range of college guides, books and recruitment publications; (ii) owning and operating over 41,000 display media boards on college and high school campuses throughout the United States; (iii) placing advertising in over 3,000 college and high school newspapers; (iv) distributing educational programming to approximately 8,000 secondary schools in the United States; (v) maintaining and expanding our ability to execute large scale promotional service programs; and (vi) utilizing our national in-store advertising and display network comprising approximately 7,900 grocery and other high volume stores.

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

•

Content. We are able to successfully develop original, commercial entertainment properties primarily geared toward teens, young adults and families. These properties typically begin as a book property and are subsequently developed into television series, feature films or web series.

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

	Fiscal year ended January 31, 2010
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$43,323	$85,127	$39,127	—	$167,577
Product revenue	37,521	—	—	—	37,521

Total revenue	$80,844	$85,127	$39,127	—	$205,098

Cost of goods sold:
Cost of goods sold—services	$24,205	$23,300	$29,376	—	$76,881
Cost of goods sold—product	10,541	—	—	—	10,541

Total cost of goods sold	$34,746	$23,300	$29,376	—	$87,422

Expenses:
Operating	$33,792	$44,476	$6,211	$2,418	$86,897
General and administrative	4,311	2,533	2,068	11,960	20,872
Depreciation and amortization	1,024	5,338	25	905	7,292
Special charges	—	—	4,994	—	4,994

Total expenses	$39,127	$52,347	$13,298	$15,283	$120,055

Operating income (loss)	$6,971	$9,480	$(3,547)	$(15,283)	$(2,379)

	Fiscal year ended January 31, 2009
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$42,940	$81,188	$52,222	—	$176,350
Product revenue	40,576	—	—	—	40,576

Total revenue	$83,516	$81,188	$52,222	—	$216,926

Cost of goods sold:
Cost of goods sold—services	$21,512	$24,419	$38,261	—	$84,192
Cost of goods sold—product	11,469	—	—	—	11,469

Total cost of goods sold	$32,981	$24,419	$38,261	—	$95,661

Expenses:
Operating	$37,035	$45,016	$7,341	$926	$90,318
General and administrative	4,871	1,497	2,302	10,584	19,254
Depreciation and amortization	906	4,550	32	941	6,429
Special charges	—	40	100	148	288

Total expenses	$42,812	$51,103	$9,775	$12,599	$116,289
Gain on sale of operating asset	—	(5,800)	—	—	(5,800)

Operating income (loss)	$7,723	$11,466	$4,186	$(12,599)	$10,776

	Fiscal year ended January 31, 2008
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$43,438	$62,780	$52,911	—	$159,129
Product revenue	39,967	—	—	—	39,967

Total revenue	$83,405	$62,780	$52,911	—	$199,096

Cost of goods sold:
Cost of goods sold—services	$23,024	$21,965	$39,279	—	$84,268
Cost of goods sold—product	11,679	—	—	—	11,679

Total cost of goods sold	$34,703	$21,965	$39,279	—	$95,947

Expenses:
Operating	$35,082	$35,195	$6,284	$451	$77,012
General and administrative	3,488	2,927	2,421	10,658	19,494
Depreciation and amortization	904	3,310	33	833	5,080
Special charges	—	48,845	22,783	—	71,628

Total expenses	$39,474	$90,277	$31,521	$11,942	$173,214

Operating income (loss)	$9,228	$(49,462)	$(17,889)	$(11,942)	$(70,065)

Revenue

Revenue in fiscal 2009 was $205,098, a decrease of $11,828 or 5.5%, from fiscal 2008 revenue of $216,926. This decrease was primarily due to decreases in revenue in our Placement segment of $13,095, and our Promotion segment of $2,672, offset by an increase in our Media segment of $3,939.

Revenue in fiscal 2008 was $216,926, an increase of $17,830 or 9.0%, from fiscal 2007 revenue of $199,096. This increase was attributable to increases in revenue in our Media segment of $18,408, and our Promotion segment of $111, offset by a decrease in our Placement segment of $689.

Promotion

Promotion segment revenue in fiscal 2009 was $80,844, a decrease of $2,672, or 3.2%, from fiscal 2008 revenue of $83,516. This decrease was primarily due to decreases in revenue in our sampling ($4,500) and OCM ($3,100) businesses, partially offset by increased revenue in AMP ($4,900).

Promotion segment revenue in fiscal 2008 was $83,516, an increase of $111 from fiscal 2007 revenue of $83,405. This increase was primarily due to increases in revenue in our sampling ($2,200) and OCM ($600) businesses, offset by decreased revenue in AMP ($2,700).

Media

Media segment revenue in fiscal 2009 was $85,127, an increase of $3,939 or 4.9% from fiscal 2008 revenue of $81,188. This increase was primarily due to revenue increases in our display board ($2,600), digital ($1,400), entertainment ($700) and Channel One ($1,600) businesses, partially offset by decreases in our education business ($1,500) and our print and nightlife businesses ($900).

Media segment revenue in fiscal 2008 was $81,188, an increase of $18,408 or 29.3% from fiscal 2007 revenue of $62,780. This increase was primarily due to revenue increases in our Channel One ($7,000), display board ($6,000), entertainment ($3,000) and digital businesses ($2,400).

Placement

Placement segment revenue in fiscal 2009 was $39,127, a decrease of $13,095 or 25.1% from fiscal 2008 revenue of $52,222. The decrease was primarily due to decreases in college, multicultural, and general market newspaper revenue ($15,000), partially offset by increases in broadcast revenue ($1,500) and military newspaper revenue ($500).

Placement segment revenue in fiscal 2008 was $52,222, a decrease of $689 or 1.3% from fiscal 2007 revenue of $52,911. The decrease was primarily due to decreases in broadcast and military newspaper revenue ($4,900), partially offset by increases in billboard, college and minority newspaper revenue ($4,200).

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in fiscal 2009 was $34,746, an increase of $1,765 or 5.4% from fiscal 2008 cost of goods sold of $32,981. This increase was primarily due to higher production costs ($3,300), partially offset by lower temporary labor ($1,700).

Promotion segment cost of goods sold in fiscal 2008 was $32,981, a decrease of $1,722 or 4.9% from fiscal 2007 cost of goods sold of $34,703. This decrease was primarily due to lower outside and temporary labor ($570), travel ($790), and payroll ($920) in AMP Agency as less advertising campaigns were executed during the fiscal year. The expense decrease was partially offset by an increase in cost of goods sold expense ($560) primarily in OCM.

Media

Media segment cost of goods sold in fiscal 2009 was $23,300, a decrease of $1,119 or 4.6% from fiscal 2008 cost of goods sold of $24,419. This decrease was primarily due to decreases in production costs ($1,700) such as printing and licenses, and payroll and temporary labor ($310). The decreases in cost of goods sold were offset by an increase in store commissions ($970).

Media segment cost of goods sold in fiscal 2008 was $24,419, an increase of $2,454 or 11.1% from fiscal 2007 cost of goods sold of $21,965. This increase was primarily due to increases in production costs ($2,800) such as printing, licenses and store commissions. These increases in cost of goods sold were offset by decreases in temporary labor ($200), travel ($100) and payroll ($100).

Placement

Placement segment cost of goods sold expense in fiscal 2009 was $29,376, a decrease of $8,885, or 23.2% from fiscal 2008 cost of goods sold of $38,261. The decrease is primarily due to a decrease in marketing fees ($8,880).

Placement segment cost of goods sold expense in fiscal 2008 was $38,261, a decrease of $1,018 or 2.6% from fiscal 2007 cost of goods sold of $39,279. The decrease is primarily due to a decrease in marketing fees ($1,000).

Operating Expenses

Promotion

Promotion segment operating expenses in fiscal 2009 were $33,792, a decrease of $3,243 or 8.8% from fiscal 2008 operating expenses of $37,035. The decrease was primarily due to decreases in general operating expenses ($3,400), and facilities costs ($790), offset by higher printing, mailing, and postage costs ($1,100).

Promotion segment operating expenses in fiscal 2008 were $37,035, an increase of $1,953 or 5.6% from fiscal 2007 operating expenses of $35,082. The increase was primarily due to increases in payroll expenses ($2,000) offset by lower general operating expenses ($160).

Media

Media segment operating expenses in fiscal 2009 were $44,476, a decrease of $540 or 1.2% from fiscal 2008 operating expenses of $45,016. The decrease was primarily due to decreases in payroll ($2,400), maintenance ($1,400), consulting ($500), stock based compensation ($250), and bad debt expense ($170). The decreases were offset by increases in general corporate costs ($3,800) and facilities costs ($380).

Media segment operating expenses in fiscal 2008 were $45,016, an increase of $9,821 or 27.9% from fiscal 2007 operating expenses of $35,195. The increase was primarily due to increases in payroll ($5,700), maintenance ($1,400), and corporate and facilities costs ($2,700).

Placement

Placement segment operating expenses in fiscal 2009 were $6,211, a decrease of $1,130 or 15.4% from fiscal 2008 operating expenses of $7,341. The decrease was primarily due to decreases in payroll ($450), bad debt expense ($350) and general corporate costs ($330).

Placement segment operating expenses in fiscal 2008 were $7,341, an increase of $1,057 or 16.8% from fiscal 2007 operating expenses of $6,284. The increase was primarily due to increases in payroll ($900) and bad debt expense ($520) offset by lower facilities costs ($200).

Corporate

The Corporate segment operating expenses in fiscal 2009 were $2,418, an increase of $1,492 from fiscal 2008 operating expenses of $926. The increase is primarily due to information technology costs ($850), payroll ($375), and general corporate costs ($320).

The Corporate segment operating expenses in fiscal 2008 were $926, an increase of $475 from fiscal 2007 operating expenses of $451. The increase is primarily due to an increase in rent and facilities cost.

General and Administrative

Promotion

Promotion segment general and administrative expenses in fiscal 2009 were $4,311, a decrease of $560 or 11.5% as compared to fiscal 2008 general and administrative expenses of $4,871. The decrease was primarily due to lower general corporate costs ($480) and payroll-related expenses ($60).

Promotion segment general and administrative expenses in fiscal 2008 were $4,871, an increase of $1,383 or 39.6% as compared to fiscal 2007 general and administrative expenses of $3,488. The increase was primarily due to higher general corporate and facilities costs ($1,500) offset by lower payroll related expenses ($150).

Media

Media segment general and administrative expenses in fiscal 2009 were $2,533, an increase of $1,036 or 69.2% as compared to fiscal 2008 general and administrative expenses of $1,497. The increase is primarily due to increases in general corporate costs.

Media segment general and administrative expenses in fiscal 2008 were $1,497, a decrease of $1,430 or 48.8% as compared to fiscal 2007 general and administrative expenses of $2,927. The decrease is primarily due to a decrease in general corporate costs ($1,700) offset by increases in payroll costs ($200).

Placement

Placement segment general and administrative expenses in fiscal 2009 were $2,068, a decrease of $234 or 10.2% as compared to fiscal 2008 general and administrative expenses of $2,302. The decrease was primarily due to decreases in general corporate costs.

Placement segment general and administrative expenses in fiscal 2008 were $2,302, a decrease of $119 or 4.9% as compared to fiscal 2007 general and administrative expenses of $2,421. The decrease was primarily due to decreases in general corporate costs.

Corporate

The Corporate segment general and administrative expenses in fiscal 2009 were $11,960, an increase of $1,376 or 13.0% from fiscal 2008 general administrative expenses of $10,584. The increase was primarily due to increases in medical benefits expense ($1,100), and stock based compensation ($1,640), offset by decreases in general corporate and professional fees ($1,400) and payroll related costs ($200).

The Corporate segment general and administrative expenses in fiscal 2008 were $10,584, remaining consistent with fiscal 2007 general administrative expenses of $10,658.

Depreciation and Amortization

Promotion

Promotion segment depreciation and amortization in fiscal 2009 was $1,024, an increase of $118 or 13.0% as compared to fiscal 2008 depreciation and amortization of $906. The increase was primarily due to the amortization of intangibles in connection with our acquisitions.

Promotion segment depreciation and amortization in fiscal 2008 was $906, and was consistent with fiscal 2007 depreciation and amortization of $904.

Media

Media segment depreciation and amortization in fiscal 2009 was $5,338, an increase of $788 or 17.3%, as compared to fiscal 2008 depreciation and amortization of $4,550. The increase was primarily due to the amortization of mailing lists and fixed assets related to additions for our Channel One and Frontline businesses.

Media segment depreciation and amortization in fiscal 2008 was $4,550, an increase of $1,240 or 37.4%, as compared to fiscal 2007 depreciation and amortization of $3,310. The increase was primarily due to the amortization of mailing lists and acquired intangible assets related our acquisition of Frontline, and fixed assets related to our digital upgrade of Channel One.

Placement

Placement segment depreciation and amortization in fiscal 2009 was $25, which was consistent with fiscal 2008 depreciation and amortization of $32.

Placement segment depreciation and amortization in fiscal 2008 was $32, which was consistent with fiscal 2007 depreciation and amortization of $33.

Corporate

The Corporate segment depreciation and amortization in fiscal 2009 was $905, which was consistent with fiscal 2008 depreciation and amortization of $941.

The Corporate segment depreciation and amortization in fiscal 2008 was $941, an increase of $108 or 12.9% as compared to fiscal 2007 depreciation and amortization of $833. The increase was due to normal monthly depreciation and amortization.

Special Charges

In fiscal 2009, we recorded special charges of $4,994. These special charges related to a goodwill and intangible asset impairments in our Placement segment.

In fiscal 2008, we recorded special charges of $288. These special charges related to a trademark impairment in our Media segment of $40 and our Placement segment of $100. In addition, we recorded an impairment charge on our auction rate securities portfolio of $148 in our Corporate segment.

In fiscal 2007, we recorded special charges of $71,628. These special charges related to goodwill impairment in our Media segment in the amount of $48,052 and our Placement segment in the amount of $22,783. In addition, we recorded an impairment related to its trademarks and long-lived assets in our Media segment totaling $120 and $673, respectively.

Gain on Sale of Operating Asset

In fiscal 2008, we sold our CCS domain name and related assets for cash, recognizing a gain of $5,800. The gain was recorded in our Media segment. No such gains were recorded in either fiscal 2009 or fiscal 2007.

Operating Income (Loss)

Promotion

The Promotion segment operating income in fiscal 2009 was $6,971, a decrease of $752, or 9.7% as compared to operating income of $7,723 in fiscal 2008. Operating income in fiscal 2009 decreased due to lower revenues and higher production and postage expenses, partially offset by lower stock compensation expense.

The Promotion segment operating income in fiscal 2008 was $7,723, a decrease of $1,505, or 16.3% as compared to operating income of $9,228 in fiscal 2007. Operating income in fiscal 2008 decreased due to higher operating expenses and general and administrative expenses as a percentage of sales.

Media

The Media segment operating income in fiscal 2009 operating income was $9,480, a decrease of $1,986, or 17.3% as compared to operating income of $11,466 for fiscal 2008. Operating income in fiscal 2009 decreased primarily due to lower special charges and higher depreciation and amortization, partially offset by increases in profitability and lower stock compensation expense.

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

Placement

The Placement segment operating loss in fiscal 2009 was $3,547 as compared to operating income of $4,186 in fiscal 2008. The operating loss in fiscal 2009 was primarily due to special charges related to goodwill and intangible asset impairment charges in the amount of $4,994, lower revenue and a higher cost structure.

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

Corporate

The Corporate segment operating loss in fiscal 2009 was $15,283, an increase of $2,684, or 21.3%, from $12,599 in fiscal 2008. The increase in operating loss for fiscal 2009 as compared to fiscal 2008 was primarily due to increases in employee medical benefits and information technology costs, and higher stock compensation expense.

The Corporate segment operating loss in fiscal 2008 was $12,599, an increase of $657, or 5.5%, from $11,942 in fiscal 2007. The increase in operating loss for fiscal 2008 as compared to fiscal 2007 was primarily due to increases in stock compensation and payroll, offset by decreases in professional fees.

Net Interest Expense

Interest expense in fiscal 2009 was $16, a decrease of $140 as compared with fiscal 2008 interest expense of $156.

Interest expense in fiscal 2008 was $156 and remained consistent with fiscal 2007 interest expense of $154.

Extraordinary Gain

During fiscal 2007, we recognized an extraordinary gain of $5,680, net of alternative minimum tax of $120. Based upon an analysis of our tax provision and the fact that we did not have a federal tax liability we were required to recognize our extraordinary gain net of tax. The extraordinary gain was related to our acquisition of Channel One and was a result of our estimated liabilities at the time of acquisition being lower than we estimated when they were ultimately settled. We did not recognize any extraordinary gains in fiscal 2009 and fiscal 2008.

Income Taxes

Income tax expense in fiscal 2009 increased $2,026, to $2,510, at an effective rate of 106.0%, from income tax expense of $484 in fiscal 2008. The increase in income tax expense in fiscal 2009 was primarily due to state income tax of $400 and the recognition of a $2,700 deferred tax expense related to tax deductible goodwill for a prior acquisition as a result of a book/tax basis difference. The income tax recorded was offset by a tax benefit of $590 due to the expiration of certain state and local tax statutes and recoverable alternative minimum tax that was previously paid.

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

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities was $7,248 for fiscal 2009. Factors contributing to our cash provided by operations were net loss of $4,883, noncash items totaling $20,634 which included impairment charges, depreciation and amortization, and stock based compensation expense, offset by changes in working capital of $8,503, mainly attributable to a decrease in accrued expenses.

Cash provided by operating activities was $26,385 for fiscal 2008. Factors contributing to our cash provided by operations were net income of $10,435, and noncash items totaling $11,208 which included impairment charges, depreciation and amortization, and stock based compensation expense, and changes in working capital of $10,542 mainly attributable to a decrease in accounts receivable, offset by a gain on the sale of our CCS domain name and related assets of $5,800.

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

Investing Activities

Cash used in investing activities was $5,752 in fiscal 2009 as compared to cash provided by investing activities of $6,198 for fiscal 2008 and cash used in investing activities of $5,698 for fiscal 2007.

Capital expenditures were $3,551, $7,313 and $17,087 for fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Capital expenditures for fiscal 2009 and 2008 were primarily for general operating purposes. Capital expenditures for fiscal 2007 were for a combination of general operating purposes as well as providing a digital upgrade to Channel One existing infrastructure.

Purchases of mailing lists, domain names and marketing rights totaled $944, $1,537 and $1,737 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

In fiscal 2009, we paid $1,500 of contingent consideration related to a prior acquisition.

In fiscal 2008, our net acquisitions resulted in a source of cash of $1,518 primarily as a result of the Fulgent acquisition. In fiscal 2007, our net acquisitions resulted in a source of cash of $1,011 primarily as a result of the Channel One acquisition.

In fiscal 2008, we sold our CCS domain name and related assets for $5,800.

Our short term portfolio decreased $7,730 for fiscal 2008 and decreased $12,115 for fiscal 2007. Fluctuations in our short-term investment portfolio are primarily dependent upon our operating needs and periodically we may liquidate portions of our portfolio for these purposes.

Financing Activities

Cash used in financing activities was $7,434 for fiscal 2009, as a result of repurchases of our common stock.

Cash used in financing activities was $12,737 for fiscal 2008. The use of cash was primarily due to $7,498 in stock repurchases, debt conversion of $1,255 and pay down of our existing line of credit of $4,000.

Cash provided by financing activities was $3,721 for fiscal 2007. Cash provided by stock option exercises were $638, offset by repurchases of our common stock of $917. During the third quarter of fiscal 2007, we received an advance of $4,000 pursuant to our then existing credit facility.

We believe our existing cash, cash equivalents and investments balances, together with anticipated cash flows from operations, should be sufficient to meet our working capital and operating requirements for at least the next twelve months.

If our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to enter into a new credit facility or raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Alternatively, or in addition to equity related funding, we may seek various short term and term credit facilities, such as those that we have had in the past, with one or more institutional lenders. If financing is not available for working capital and for investment, we may have to adjust our operations and restrict our product development and enhancement as well as curtail acquisitions of products and services that expand our offerings. There is no assurance that we will be able to obtain financing when needed, or on terms that are acceptable to management. A lack of financing in sufficient amounts to our requirements could adversely effect our growth and ability to respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

As of January 31, 2010, our unused repurchase authorization for our common stock was approximately $3,005.

During fiscal 2008, Alloy liquidated $7,730 of its auction rate securities portfolio. We have been unable to obtain third party pricing for the remaining balance. As a result, we were required to independently value these securities and as result recorded an impairment charge of $148 against the remaining balance. At January 31, 2010, our auction rates securities balance was $1,052. We do not believe that we will be able to liquidate the securities within the next twelve months and consider these assets long-term in nature.

Contractual Obligations

The following table presents our significant contractual obligations as of January 31, 2010:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations(a)	14,902	3,498	6,490	2,789	2,125
Capital lease obligations (including interest)(b)	17	15	2	—	—
Purchase obligations(c)	29,377	22,348	6,784	245	—
Other(d)	818	—	818	—	—

Total	$45,114	$25,861	$14,094	$3,034	$2,125

(a)	Our long-term noncancelable operating lease commitments are for office space, warehouse facilities and equipment.
(b)	Our long-term noncancelable capital lease commitments are for equipment.
(c)	Our purchase obligations are primarily related to inventory commitments, service agreements, and capital expenditure purchases.
(d)	Our liability for uncertain tax provisions.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate the estimates on an on-going basis, including, but not limited to, those related to bad debts, asset impairments, income taxes, stock compensation expenses and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Revenue Recognition

Promotion, Media, and Placement segment revenue is generated as a result of the media and marketing services we provide through these segments, including advertising in Company owned or represented media properties, execution of marketing events, or shipment of products. Revenues for these services are recognized, net of the commissions and agency fees, when the underlying advertisement is published, broadcast or otherwise delivered pursuant to the terms of each arrangement. Delivery of advertising in other media forms is completed either in the form of the display of an impression or based upon the provision of contracted services in connection with the marketing event or program. In-catalog print advertising revenues are recognized in the month that the catalog is mailed. The revenues earned in connection with publishing activities are recognized upon publication of such property. Contract revenue is recognized upon the delivery of the contracted services and when no significant Company performance obligation remains. Service revenue is recognized as the contracted services are rendered. Product revenue from our college-focused specialty marketing business, OCM, is recognized at the time products are shipped to customers, net of any promotional price discounts and an allowance for sales returns. Revenues from our sampling business are earned when the products are shipped to venue locations.

When a sales arrangement contains multiple elements, such as advertising and promotions, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered elements are delivered.

We conduct an analysis of its pricing and collection risk, among other tests, to determine whether revenue should be reported on a gross or net basis. Payments received in advance of advertising delivery, publication, provision of services, or shipments are deferred until earned.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivables are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We determine our allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. Our reserves contemplate its historical loss rate on receivables, specific customer situations and the economic environments in which we operates.

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

Fixed Assets

Certain direct costs incurred for website development are capitalized in accordance with FASB guidance, and are amortized on a straight-line basis over the estimated useful life of 3 years.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is not amortized and is tested for impairment annually or at the time of a triggering event in accordance with FASB Accounting Standards Codification Topic 350-20. The test for impairment is performed at the reporting unit level. We make this determination one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component has discreet financial information available and management regularly reviews the operating results of the component. When a reporting unit’s carrying value exceeds its fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based upon relative fair values. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value. Our policy is to perform its annual goodwill impairment test as of the last day of each fiscal year, i.e. January 31(“Valuation Date”).

In fiscal 2009, we performed our goodwill impairment test as of November 30, 2009, an interim date, as a result of our forecasted decline in revenue and profitability in the fourth quarter of fiscal 2009. At the time, the forecasted fourth quarter results would have significantly impacted our expected annual operating results, which caused us to analyze the potential impact on or annual impairment test. We applied accounting guidance as prescribed by the FASB specifically related to the impairment of indefinite lived assets, and concluded that that the forecasted decline in revenues and profitability constituted a “triggering event” requiring us to perform our impairment testing at an interim date of November 30, 2009.

We used a combination of the income approach and the market approach to test for goodwill impairment as of the valuation date. Each approach was assigned equal weight when valuing each of the reporting units. We considered the relative strengths and weaknesses inherent in the methodologies utilized in each approach and consulted with a third party valuation specialist to assist in determining the appropriate weighting.

The income approach is based upon discounted future cash flow that is generated by each respective reporting unit that utilizes estimates in annual revenue growth, earnings before interest, taxes depreciation and amortization (“EBITDA”), EBITDA margin and long-term growth for determining terminal value. These estimates consider all pertinent factors related to each respective reporting unit’s industry, as well as general overall economic conditions.

The market approach calculates fair value based upon market multiples realized in actual arms length transactions. Information related to market transactions can be obtained from a variety of sources including, but not limited to: Factset Research Systems, Hoovers and the Edgar Filings for comparable companies.

The income approach uses a discounted cash flow model for each reporting unit. The projected financial results are created from management’s critical assumptions and estimates. Annual revenue growth is primarily driven by management’s revenue growth projections based upon current and historical financial information as well as expected market conditions. Management projected EBITDA for each reporting unit. The revenue, EBITDA together with assumptions for working capital, depreciation and capital expenditures were used to calculate the cash flow generated by the reporting unit. The terminal value was calculated using a Gordon Growth model and EBITDA exit multiple. The Gordon Growth Model is based on an expected long-term growth and discount rate for the reporting units. The value of the terminal value was also calculated based on an EBITDA exit multiple. Terminal value EBITDA multiples ranged from 4.5 to 5.0 for each reporting unit at November 30, 2009. Discount rates ranged from 15.5% to 17.5% for each reporting unit at November 30, 2009. These discount rates utilized in the income approach were based on a weighted average cost of capital utilizing market and empirical inputs. We reviewed the original assumptions at January 31, 2010 to ensure consistency with the interim report and no changes were deemed necessary.

Impairment of Long-Lived Assets

In accordance with the guidance issued by the FASB, long-lived assets such as fixed assets, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. We did not have any impairment charges for fiscal 2009 and fiscal 2008. The average useful life of our purchased intangibles subject to amortization is 3.4 years.

Valuation of Stock Options and Warrants

For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by us. For the calculation of stock-based compensation expense in accordance with guidance issued by the FASB, we utilize the Black-Scholes method to determine the fair value of stock options.

Recently Adopted Accounting Pronouncements

Variable Interest Entities

In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The guidance became effective on February 1, 2010. The adoption of the guidance did not have an impact on our consolidated financial statements.

Codification of GAAP

In June 2009, the FASB issued guidance to establish the Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates (“ASU”). ASUs will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The guidance became effective for the period ending October 31, 2009. The adoption of the guidance did not have an impact on our consolidated financial statements.

Subsequent Events

On July 31, 2009, we adopted changes issued by the FASB that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have evaluated subsequent events through the date the financial statements were issued.

Business Combinations

We adopted the changes issued by the FASB that requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.

We also adopted the changes issued by the FASB which requires assets and liabilities assumed in a business combination that arise from contingencies be recognized on the acquisition date at fair value if it is more likely than not that they meet the definition of an asset or liability; and requires that contingent consideration arrangements of the target assumed by the acquirer be initially measured at fair value.

The guidance is effective for our acquisitions occurring on or after February 1, 2009. We applied these new provisions to two acquisitions that occurred during the year, Rock Coast Media, Inc. and Pixel Bridge, Inc. These acquisitions are more fully disclosed in Note 5 in our consolidated financial statements.

Noncontrolling Interests

In December 2007, the FASB issued changes to establish accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding noncontrolling interests, sometimes called minority interest. These standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent’s equity; the amount of net income attributable to the parent and the noncontrolling interest be separately presented on the consolidated statement of operations; accounting standards applied to changes in a parent’s interest be consistently applied; fair value measurement upon deconsolidation of a non-controlling interest be used; and the interests of the noncontrolling owners be already identified and distinguished. The adoption of this guidance had no impact on our consolidated financial statements.

Intangible Assets

In April 2008, the FASB adopted changes to require companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. We adopted the guidance on February 1, 2009. The adoption had no impact on our consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles (“GAAP”)

In May 2008, the FASB issued changes to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). The guidance is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management is currently evaluating the guidance and assessing the impact, if any, on our consolidated financial statements.

Recently Issued Accounting Pronouncement

Revenue Recognition

In September 2009, the FASB issued new revenue recognition guidance on multiple deliverable arrangements. It updates the existing multiple-element revenue arrangements guidance currently included under the Accounting Standards Codification (“ASC”) 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after fiscal 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Management is currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction rate securities, and as a result we have reclassified these securities to long-term assets. As of January 31, 2010, we held auction rate securities with a fair value of approximately $1,052. These securities are interest-bearing debt obligations of third parties. During fiscal 2009 we were able to liquidate $100 of our portfolio.

Item 8.	Financial Statements and Supplementary Data

ALLOY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alloy, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Alloy, Inc. as of January 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule included in Part IV, Item 15 of the Company’s Form 10K. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alloy, Inc. at January 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 12, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

April 12, 2010

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$26,178	$32,116
Accounts receivable, net of allowance for doubtful accounts of $851 and $1,757, respectively	30,759	29,693
Unbilled accounts receivable	5,989	6,341
Inventory	3,478	3,163
Other current assets	5,710	5,122

Total current assets	72,114	76,435
Fixed assets, net	22,119	23,180
Goodwill	55,297	50,335
Intangible assets, net	6,951	9,065
Other assets	1,657	1,704

Total assets	$158,138	$160,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,036	$14,255
Deferred revenue	11,050	15,822
Accrued expenses and other current liabilities	26,858	17,682

Total current liabilities	48,944	47,759
Deferred tax liability	2,668	—
Other long-term liabilities	3,112	2,493

Total liabilities	54,724	50,252
Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding: 16,600 and 15,582, respectively	165	155
Additional paid-in capital	454,896	449,602
Accumulated deficit	(321,546)	(316,663)

	133,515	133,094
Less treasury stock, at cost: 3,963 and 2,699 shares, respectively	(30,101)	(22,627)

Total stockholders’ equity	103,414	110,467

Total liabilities and stockholders’ equity	$158,138	$160,719

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2010	2009	2008
Revenues:
Services revenue	$167,577	$176,350	$159,129
Product revenue	37,521	40,576	39,967

Total revenue	$205,098	$216,926	$199,096

Costs of revenue:
Costs of services	76,881	84,192	84,268
Costs of products sold	10,541	11,469	11,679

Total costs of revenue:	87,422	95,661	95,947

Expenses:
Operating	86,897	90,318	77,012
General and administrative	20,872	19,254	19,494
Depreciation and amortization**	7,292	6,429	5,080
Special charges	4,994	288	71,628

Total expenses	120,055	116,289	173,214

Gain on sale of operating assets	—	5,800	—

Operating (loss) income	(2,379)	10,776	(70,065)
Interest expense	(16)	(156)	(154)
Interest income	31	317	1,122
Other items, net	(9)	(18)	(494)

Income (loss) before income taxes	(2,373)	10,919	(69,591)
Income taxes	(2,510)	(484)	(481)

Income (loss) before extraordinary item	(4,883)	10,435	(70,072)
Extraordinary gain (net of tax)	—	—	5,680

Net income (loss)	$(4,883)	$10,435	$(64,392)

Basic net earnings loss per share:
Loss before extraordinary item	$(0.42)	$0.78	$(5.24)

Extraordinary gain	$—	$—	$0.43

Basic net earnings loss per share	$(0.42)	$0.78	$(4.82)

Diluted net earnings loss per share:
Loss before extraordinary item	$(0.42)	$0.78	$(5.24)

Extraordinary gain	$—	$—	$0.43

Diluted net earnings loss per share	$(0.42)	$0.78	$(4.82)

**	Includes amortization of intangibles of $2,867, $2,073 and $1,739 for the year ended January 31, 2010, 2009, and 2008, respectively.

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-in Capital	Accumulated Income (Deficit)	Treasury Stock		Total
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 31, 2007	14,698	$147	$438,428	($261,692)	(1,151)	($14,212)	$162,671
Adoption of FIN 48	—	—	—	(1,014)	—	—	(1,014)
Net loss	—	—	—	(64,392)	—	—	(64,392)
Issuance of common stock for:
Acquisitions	150	1	1,810	—	—	—	1,811
Sconex Earnout	68	1	788	—	—	—	789
Stock option plans	77	1	637	—	—	—	638
Restricted grants	319	2	(2)	—	—	—	—
Sconex shares subject to restriction	65	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(92)	(917)	(917)
Stock option based compensation			3,745	—	—	—	3,745

Balance at January 31, 2008	15,377	$152	$445,406	($327,098)	(1,243)	($15,129)	$103,331

Net income				10,435			10,435
Issuance of common stock for:
Stock option plans	3	—	16	—	—	—	16
Restricted grants	202	3	(3)	—	—	—	—
Conversion of debentures	—	—	142	—	—	—	142
Purchase of treasury stock	—	—	—	—	(1,456)	(7,498)	(7,498)
Stock option based compensation			4,041				4,041

Balance at January 31, 2009	15,582	$155	$449,602	($316,663)	(2,699)	($22,627)	$110,467

Net loss	—	—	—	(4,883)	—	—	(4,883)
Issuance of common stock for:
Stock option plans	6	—	40	—	—	—	40
Restricted grants	1,012	10	(10)	—	—	—	—
Purchase of treasury stock	—	—	—	—	(1,264)	(7,474)	(7,474)
Stock option based compensation	—	—	5,264	—	—	—	5,264

Balance at January 31, 2010	16,600	$165	$454,896	($321,546)	(3,963)	($30,101)	$103,414

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(4,883)	$10,435	$(64,392)
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	—	—	(5,680)
Gain (loss) on sale of assets	215	(5,800)	—
Deferred income taxes	2,668	—	—
Depreciation and amortization of fixed assets	4,425	4,356	3,341
Amortization of intangible assets	2,867	2,073	1,739
Loss on disposition of fixed assets	—	—	575
Impairment charges attributable to goodwill, indefinite-lived assets and long-lived assets and investments	4,994	288	71,628
Provision for losses on accounts receivable	201	450	(375)
Compensation charge for restricted stock and issuance of options	5,264	4,041	3,745
Changes in operating assets and liabilities:
Accounts receivable	(236)	8,398	(4,650)
Inventory and other assets	(856)	(100)	587
Accounts payable, accrued expenses, and other	(7,411)	2,244	1,363

Net cash provided by operating activities	7,248	26,385	7,881

Cash Flows from Investing Activities
Capital expenditures	(3,551)	(7,313)	(17,087)
Acquisitions, net of cash acquired	25	1,518	1,011
Contingent consideration payment related to prior acquisitions	(1,500)	—	—
Purchases of marketable securities	—	—	(20,675)
Proceeds from the sales and maturity of marketable securities	—	7,730	32,790
Purchase of domain name / mailing list / marketing rights	(944)	(1,537)	(1,737)
Net proceeds on sale of operating assets	218	5,800	—

Net cash provided by (used in) investing activities	(5,752)	6,198	(5,698)

Cash Flows from Financing Activities
Proceeds from line of credit	—	—	4,000
Issuance of common stock	40	16	638
Repurchase of common stock	(7,474)	(7,498)	(917)
Debt conversion	—	(1,255)	—
Payment of bank loan payable	—	(4,000)	—

Net cash provided by (used in) financing activities	(7,434)	(12,737)	3,721

Net change in cash and cash equivalents	(5,938)	19,846	5,904
Cash and cash equivalents:
Beginning of period	32,116	12,270	6,366

End of period	$26,178	$32,116	$12,270

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.	Business

Alloy, Inc. (the “Company” or “Alloy”) is one of the country’s largest providers of media and marketing programs offering advertisers the ability to reach youth and non-youth targeted consumer segments through a diverse array of assets and marketing programs, including digital, display, direct mail, content production and educational programming. Collectively, our businesses operate under the umbrella name Alloy Media + Marketing, but the division brand names continue to receive recognition, such as Alloy Education, Alloy Entertainment, Alloy Marketing and Promotions (“AMP”), Alloy Access and On Campus Marketing (“OCM”).

Each of the Company’s businesses falls in one of three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our AMP, OCM and sampling divisions. The Media segment is comprised of company-owned and represented media assets, including our digital, display board, database, specialty print, educational programming and entertainment businesses. The Placement segment is made up of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and college guides, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

2.	Summary of Significant Accounting Policies

Fiscal Year

Alloy’s fiscal year ends on January 31. All references herein to a particular fiscal year refer to the year ended January 31 following the particular year (e.g., “fiscal 2009” refers to the fiscal year ended January 31, 2010).

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including, but not limited to, those related to bad debts, asset impairments, reduced costs, contingent considerations, income taxes, stock compensation expenses and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Marketable Securities

Alloy has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are reported at fair value. Realized gains and losses and declines in value judged to be other-than-temporary are recognized on the specific identification method in the period in which they occur.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Generally, Placement segment receivables and Media segment display board receivables are invoiced in the month following the receipt of the proof-of-performance documentation. At January 31, 2010 and 2009, accounts receivable included approximately $5,989 and $6,341, respectively, of unbilled receivables.

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

The Company owns auction rate securities with a book value of $1,052 which is not material to the Company’s overall financial position.

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

On an ongoing basis, Alloy evaluates its investment in debt and equity securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company performed a review of its total portfolio at January 31, 2009 and evaluated the portfolio for other then temporary impairment. The Company concluded that the portfolio was impaired by $148. The Company did not have any impairment for the year ended January 31, 2010.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Fixed Assets

Certain direct costs incurred for website development are capitalized in accordance with the Financial Accounting Standards Board (“FASB”) guidance, and are amortized on a straight-line basis over the estimated useful life of 3 years.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is not amortized and is tested for impairment annually or at the time of a triggering event in accordance with FASB Accounting Standards Codification Topic 350-20. The test for impairment is performed at the reporting unit level. The Company makes this determination one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component has discreet financial information available and management regularly reviews the operating results of the component. When a reporting unit’s carrying value exceeds its fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based upon relative fair values. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value. The Company’s policy is to perform its annual goodwill impairment test as of the last day of each fiscal year, i.e. January 31 (“Valuation Date”).

In fiscal 2009, the Company performed its’ goodwill impairment test as of November 30, 2009, an interim date, as a result of its forecasted decline in revenue and profitability in the fourth quarter of fiscal 2009. At the time, the forecasted fourth quarter results would have significantly impacted its expected annual operating results, which caused the Company to analyze the potential impact on or annual impairment test. The Company

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

applied accounting guidance as prescribed by the FASB specifically related to the impairment of indefinite lived assets, and concluded that that the forecasted decline in revenues and profitability constituted a “triggering event” requiring the Company to perform its’ impairment testing at an interim date of November 30, 2009.

The Company used a combination of the income approach and the market approach to test for goodwill impairment as of the Valuation Date. Each approach was assigned equal weight when valuing each of the reporting units. The Company considered the relative strengths and weaknesses inherent in the methodologies utilized in each approach and consulted with a third party valuation specialist to assist in determining the appropriate weighting.

The income approach is based upon discounted future cash flow that is generated by each respective reporting unit that utilizes estimates in annual revenue growth, earnings before interest, taxes depreciation and amortization (“EBITDA”), EBITDA margin and long-term growth for determining terminal value. These estimates consider all pertinent factors related to each respective reporting unit’s industry, as well as general overall economic conditions.

The market approach calculates fair value based upon market multiples realized in actual arms length transactions. Information related to market transactions can be obtained from a variety of sources including, but not limited to: Factset Research Systems, Hoovers and the Edgar Filings for comparable companies.

The income approach uses a discounted cash flow model for each reporting unit. The projected financial results are created from management’s critical assumptions and estimates. Annual revenue growth is primarily driven by management’s revenue growth projections based upon current and historical financial information as well as expected market conditions. Management projected EBITDA for each reporting unit. The revenue, EBITDA together with assumptions for working capital, depreciation and capital expenditures were used to calculate the cash flow generated by the reporting unit. The terminal value was calculated using a Gordon Growth model and EBITDA exit multiple. The Gordon Growth Model is based on an expected long-term growth and discount rate for the reporting units. The value of the terminal value was also calculated based on an EBITDA exit multiple. Terminal value EBITDA multiples ranged from 4.5 to 5.0 for each reporting unit at November 30, 2009. Discount rates ranged from 15.5% to 17.5% for each reporting unit at November 30, 2009. These discount rates utilized in the income approach were based on a weighted average cost of capital utilizing market and empirical inputs. The Company reviewed its original assumptions at January 31, 2010 to ensure consistency with its interim report and no changes were deemed necessary.

Impairment of Long-Lived Assets

In accordance with the guidance issued by the FASB, long-lived assets such as fixed assets, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not have any impairment charges in fiscal 2009 and fiscal 2008. The average useful life of the Company’s purchased intangibles subject to amortization is 3.4 years.

Valuation of Stock Options and Warrants

For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

in a value that is significantly different from that computed by the Company. For the calculation of stock-based compensation expense in accordance with guidance issued by the FASB, we utilize the Black-Scholes method to determine the fair value of stock options.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per share for fiscal 2009, 2008 and 2007:

	Fiscal year ended January 31,
	2010	2009	2008
Basic
Numerator:
Income (loss) before extraordinary item	$(4,883)	$10,435	$(70,072)
Extraordinary gain (See Note 6)	—	—	5,680

Income (loss)	$(4,883)	$10,435	$(64,392)
Denominator:
Weighted-average common shares	11,526	13,329	13,362

Weighted-average basic shares outstanding	11,526	13,329	13,362
Earnings (loss) per basic share before extraordinary item	$(0.42)	$0.78	$(5.24)
Extraordinary item per share	—	—	0.43

Earnings (loss) per basic share	$(0.42)	$0.78	$(4.82)

Diluted
Numerator:
Income (loss) before extraordinary item	$(4,883)	$10,435	$(70,072)
Extraordinary gain (See Note 6)	—	—	5,680

Income (loss)	$(4,883)	$10,435	$(64,392)
Denominator:
Weighted-average common shares	11,526	13,329	13,362
Weighted-average common shares subject to repurchase	—	85	—

Weighted-average diluted shares outstanding	11,526	13,414	13,362
Earnings per diluted share before extraordinary item	$(0.42)	$0.78	$(5.24)
Extraordinary item per share	—	—	0.43

Earnings per diluted share	$(0.42)	$0.78	$(4.82)

Shares of unvested restricted stock outstanding are subject to repurchase by the Company in certain circumstances and are therefore not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

Recently Adopted Accounting Pronouncements

Variable Interest Entities

In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The guidance became effective for the Company on February 1, 2010. The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

Codification of GAAP

In June 2009, the FASB issued guidance to establish the Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates (“ASU”). ASUs will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The guidance became effective for the Company for the period ending October 31, 2009. The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

Subsequent Events

On July 31, 2009, the Company adopted changes issued by the FASB that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated subsequent events through the date the financial statements were issued.

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

The Company also adopted the changes issued by the FASB which requires assets and liabilities assumed in a business combination that arise from contingencies be recognized on the acquisition date at fair value if it is more likely than not that they meet the definition of an asset or liability; and requires that contingent consideration arrangements of the target assumed by the acquirer be initially measured at fair value.

The guidance is effective for the Company’s acquisitions occurring on or after February 1, 2009. The Company applied these new provisions to two acquisitions that occurred during the year, Rock Coast Media, Inc. and Pixel Bridge, Inc. These acquisitions are more fully disclosed in Note 5 in our Consolidated Financial Statements.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Noncontrolling Interests

In December 2007, the FASB issued changes to establish accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding noncontrolling interests, sometimes called minority interest. These standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent’s equity; the amount of net income attributable to the parent and the noncontrolling interest be separately presented on the consolidated statement of income; accounting standards applied to changes in a parent’s interest be consistently applied; fair value measurement upon deconsolidation of a non-controlling interest be used; and the interests of the noncontrolling owners be already identified and distinguished. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Intangible Assets

In April 2008, the FASB adopted changes to require companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. The Company adopted the guidance on February 1, 2009. The adoption had no impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

Revenue Recognition

In September 2009, the FASB issued new revenue recognition guidance on multiple deliverable arrangements. It updates the existing multiple-element revenue arrangements guidance currently included under the Accounting Standards Codification (“ASC”) 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after fiscal 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

Reclassifications

Certain balances in the prior years have been reclassified to conform to the current year presentation.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

3.	Stock-Based Compensation

Stock Options

As more fully described in Note 12, the Company has granted stock options to employees, directors, and consultants under various stock incentive plans. Stock option expense for fiscal 2009 and fiscal 2008 was $1,411 and $1,591, respectively, of which $962 and $1,202, respectively, was included in operating costs in the Consolidated Statement of Operations and $449 and $389, respectively, was included in general and administrative expenses in the Consolidated Statement of Operations.

On August 3, 2009, the Company’s Board of Directors approved the issuance of approximately 234 stock options each to the CEO and COO for a total of 468 options. The options have an exercise price of $6.35 and vest ratably over a three year period on each of March 30, 2010, 2011 and 2012. During the fiscal year ending January 31, 2010 (“fiscal 2009”), the Company recorded $341 of compensation expense related to these stock option awards.

As of January 31, 2010, the total unrecognized stock option compensation expense in the aggregate was $2,080. The unrecognized stock option compensation expense is expected to be recognized over a weighted average period of 1.64 years. At January 31, 2010, the weighted-average remaining contractual term of the outstanding options and fully vested exercisable options was 6.1 and 4.2 years, respectively. The aggregate intrinsic value of the fully vested exercisable “in-the-money” shares at January 31, 2010 was approximately $175.

The following is a summary of Alloy’s stock option activity for fiscal 2009, fiscal 2008 and fiscal 2007:

	Fiscal year ended January 31,
	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,290	$11.76	1,778	$13.15	1,693	$13.15
Options granted	471	6.34	564	7.36	309	11.43
Options exercised	(6)	6.66	(3)	6.12	(77)	8.21
Options forfeited or expired	(485)	14.75	(49)	11.88	(147)	12.18

Outstanding, end of year	2,270	$10.21	2,290	$11.76	1,778	$13.15

Fully vested and exercisable, end of year	1,287	$12.23	1,285	$13.88	1,077	$14.61

Available for future grants	1,683

The total intrinsic value of options exercised during fiscal 2009, fiscal 2008, and fiscal 2007 was $7, $3, and $279, respectively. The total fair value of stock options that vested during fiscal 2009, fiscal 2008, and fiscal 2007 was approximately $1,222, $1,635, and $1,443, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The weighted-average fair value of each option as of the grant date was $2.77, $3.02, and $5.06 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal year ended January 31,
	2010	2009	2008
Risk-free interest rates(a)	2.57%	1.75%	4.66%
Expected term of the option(b)	4.50 years	4.50 years	4.50 years
Expected volatility(c)	47.3%	51.6%	56.7%
Expected dividend yields	—	—	—

(a)	The risk-free interest rate is based approximately upon the average rate of the two and five year U.S. Treasury note in effect at the time of the option grant.
(b)	The expected term of the option is determined based on the vesting term and contractual life of the option.
(c)	Expected volatility is calculated based on the daily historical volatility of The NASDAQ Stock Market LLC closing price of the Company’s stock using a period consistent with the expected term of the option.

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

Summarized information about Alloy’s stock options outstanding and exercisable at January 31, 2010 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Options	Average Life	Average Exercise Price	Options	Average Exercise Price
$ 4.07 – $10.50	1,296	7.63 years	$7.15	468	$7.75
$10.51 – $21.00	886	4.28 years	13.19	730	13.54
$21.01 – $32.24	88	1.59 years	25.10	89	25.10

$ 4.07 – $32.24	2,270	6.09 years	$10.21	1,287	$12.23

Restricted Stock

As more fully described in Note 12, the Company has awarded restricted shares of common stock to directors and certain employees. Restricted stock expense for fiscal 2009, fiscal 2008, and fiscal 2007 was $3,853, $2,447, and $2,070, respectively, of which $1,018, $1,188, and $1,085, respectively, was included in operating costs in the Statement of Operations and $2,835, $1,259, and $985, respectively, was included in general and administrative expenses in the Statement of Operations. The majority of these awards have restrictions tied to continuing employment and vest over periods of up to seven years. The cost of these awards is calculated based upon the fair market value on the date of grant, net of estimated forfeitures and is expensed ratably over the vesting period. During fiscal 2009, the Company awarded 1,011 restricted shares with a weighted average life of three years and a fair market value of $5,756.

Of the 1,011 total restricted shares awarded during fiscal 2009, approximately 224 shares were issued each to the CEO and COO on August 3, 2009. Of the 224 shares awarded to each individual, 48 of each award were immediately vested. The remaining 176 awarded to each will vest ratably over a three year period on each of

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

March 30, 2010, 2011 and 2012. During the fiscal 2009, the Company recorded approximately $1,240 of compensation expense related to these restricted stock awards, of which $610 of compensation expense related to the shares that vested immediately.

Unearned compensation expense related to restricted stock grants at January 31, 2010 was $5,520. The expense is expected to be recognized over a weighted-average period of approximately 2.1 years.

The following is a summary of restricted stock activity for fiscal 2009, 2008 and 2007:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Shares	Weighted-Average Fair Value Per Share	Shares	Weighted-Average Fair Value Per Share	Shares	Weighted-Average Fair Value Per Share
Unvested at February 1	563	$9.97	589	$11.46	319	$12.75
Granted	1,011	5.69	202	7.34	324	10.17
Vested	(310)	9.08	(206)	11.54	(34)	11.28
Forfeited	(17)	5.87	(22)	10.81	(20)	11.34

Unvested at January 31	1,247	$6.78	563	$9.97	589	$11.46

During fiscal 2009, employees surrendered to the Company approximately 105 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of their restricted stock.

Warrants

The following table summarizes all warrant activity:

	Fiscal year ended January 31,
	2010	2009	2008
Outstanding, beginning of year	255	267	280
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants canceled or expired	—	(12)	(13)

Outstanding, end of year	255	255	267

At January 31, 2010, there were warrants to purchase 255 shares of our common stock outstanding and exercisable with an average exercise price of $76.52 per share and a weighted average contractual term of 1.98 years.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

4.	Detail of Certain Balance Sheet Accounts

	January 31,
	2010	2009
Fixed assets, at cost
Computer equipment and software	$12,879	$12,004
Machinery and equipment	31,852	29,656
Office furniture and fixtures	2,420	2,379
Leasehold improvements	2,895	2,827

	50,046	46,866
Accumulated depreciation and amortization	(27,927)	(23,686)

	$22,119	$23,180

Accrued expenses and other current liabilities
Accrued acquisition costs	$6,605	$296
Accrued compensation and sales commissions	7,279	6,121
Program accrual(1)	5,927	4,791
Promotions accrual(2)	1,274	630
Other	5,773	5,844

	$26,858	$17,682

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.
(2)	The promotion accrual consists primarily of hourly outside labor costs and travel and expense related fees.

5.	Acquisitions

Alloy completed acquisitions during each of the fiscal years 2009, 2008 and 2007, respectively. All of the acquisitions have been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy’s management based on available information and on assumptions as to future operations. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

The purchase price allocations for fiscal 2009 acquisitions were accounted for under the new guidance issued by the FASB and adopted by the Company on February 1, 2009. The most significant change under the new rules is that the Company must apply its best estimates based upon assumptions and profitability projections to record the expected liability for contingent consideration. The liability, if recorded, becomes part of the Company’s purchase price allocation as of the date of the acquisition. These allocations for fiscal 2009 acquisitions are subject to revision based on the final determination of the fair value of the assets acquired and liabilities assumed as of the recognition date. Any changes subsequent to the Company’s final revision are recorded as income or expense dependent upon the nature of the revision.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

A description of certain Alloy’s acquisitions and their impact in fiscal 2009, 2008 and 2007 is as follows:

Fiscal 2009 Acquisitions

Pixel Bridge, Inc.

On December 18, 2009, the Company acquired the operating assets of Pixel Bridge Inc. (“Pixel Bridge”) for cash of $250. Pixel Bridge is a digital agency focused on strategy, creative services and web development.

We may be required to pay contingent payments based on revenue through January 31, 2011. The maximum potential contingent payment is $1,200. The initial earn out of $300, which was measured on revenue for the fourth quarter of fiscal 2009, was earned by Pixel Bridge and has been appropriately accrued in our consolidated financial statements. We do not expect Pixel Bridge to earn the second earn out provision that will be measured on revenue for the fiscal year ending January 31, 2011.

In conjunction with the acquisition, the Company has made a preliminary allocation of purchase price and estimated customer lists to have a fair value of $568 with a three year useful life.

The results of operations of Pixel Bridge, since the date of acquisition have been included in the accompanying consolidated financial statements. Pixel Bridge is part of the Company’s AMP division of its Promotion segment. The acquisition was not considered significant and, as such, pro forma information is not required. Acquisition costs were expensed as incurred and were not material.

Rock Coast Media, Inc.

On July 1, 2009, the Company acquired the operating assets of Rock Coast Media, Inc. (“Rock Coast Media”), which provides online marketing services, including search engine and social media optimization, media planning and buying and site usage analysis.

The Company acquired Rock Coast Media’s assets, receiving net cash of $275, subject to a nominal working capital adjustment.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Fiscal 2008 Acquisitions

Fulgent Media Group, Inc.

On August 1, 2008, the Company acquired the operating assets of Fulgent Media Group, Inc. (“Fulgent”), a full-service media agency which provides media, advertising, research and consulting services. The Company paid cash of $596 to acquire Fulgent’s assets, subject to a working capital adjustment. The Company also agreed to pay an additional potential earn-out payment of up to approximately $8,000 based on the EBITDA performance of Fulgent over the next three and one-half years. The earn-out payment is payable annually in cash or a combination of cash and shares of Company common stock, with the maximum number of shares issuable representing 30% of the earn-out amount. The Company recorded $832 in earnouts for fiscal 2009, of which $227 has been paid. These earnouts have been recorded as goodwill.

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

gURL.com

On November 21, 2008, the Company acquired gURL.com ( www.gurl.com ) for approximately $700. gURL.com is an online community and content site for teenage girls, featuring stories, games and interactive content.

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

TAKKLE.com

On January 26, 2009, the Company acquired the operating assets of TAKKLE.com ( www.takkle.com ), a prominent online resource and college recruitment website for high school sports. The Company paid approximately $317 in cash and assumed $431 in liabilities. The Company agreed to pay an additional potential earn-out payment equal to 1.5x by which gross revenue, as defined in the purchase agreement, exceeds $750 for a period commencing January 27, 2009 through April 20, 2010, a span of 450 days.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Fiscal 2007 Acquisitions

Frontline Marketing

On April 20, 2007, the Company acquired the operating assets of Frontline Marketing, Inc. (“Frontline”), a national in-store advertising and display network, comprising displays located in approximately 7,900 grocery stores, and certain assets related thereto from Frontline’s shareholders. The Company paid $5,986, including transaction costs, to acquire such assets, of which $1,811 was paid by the issuance of 150 shares of its common stock, subject to a working capital adjustment. The Company also agreed to pay an additional potential earn-out payment of up to $7,200 based on the EBITDA performance of the acquired assets over the next three years. The earn-out payment is payable at the Company’s option in cash or a combination of cash and shares of its common stock, with the maximum number of shares issuable being 50% of the earn-out amount. Frontline is a part of the Company’s Media segment. The Company recorded $7,200 as an earnout for fiscal 2009, of which $1,500 has been paid. This earnout has been recorded as goodwill.

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

Gain on Sale of Operating Asset

On November 5, 2008, the Company sold the CCS domain name and related assets to dELiA*s, Inc. for $5.8 million in cash. As a result the Company recorded a “gain on sale of operating asset” on its Consolidated Statement of Operations.

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

7.	Goodwill and Intangible Assets

Goodwill

A summary of the Company’s goodwill balance at the Valuation Date by operating segment is as follows:

Goodwill Balance at November 30, 2009 (in thousands)
Promotion	$28,000
Media	18,976
Placement	3,955

Total Goodwill	$50,931

The percentage by which estimated fair value exceeded carrying value for each of the Company’s reporting units was as follows:

	Estimated Fair Value at November 30, 2009	Carrying Value at November 30, 2009	Percentage of by which fair value exceeded carrying value
Promotion Non-OCM	$25,000	$8,432	196.5%
OCM	30,000	16,637	80.3
Media	91,000	42,468	114.3
Placement	9,000	10,767	(19.6	)(1)

(1)	The Placement reporting unit failed Step I requiring a Step II analysis, the results of which are described in the table below.

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2010 and January 31, 2009 are as follows:

	Fiscal year ended January 31,
	2010	2009
Gross balance, beginning of year	$61,952	$61,728
Goodwill acquired during the year	484	—
Net adjustments to purchase price of prior acquisitions(1)	7,917	224
Impairment of goodwill(2)	(3,439)	—

Gross balance, end of the year	66,914	61,952
Accumulated goodwill amortization, prior to the adoption of FASB guidance	(11,617)	(11,617)

Net balance, end of year	$55,297	$50,335

(1)	In fiscal 2009, the Company recorded contingent payments related to the Frontline acquisition of $7,200 and the Fulgent acquisition of $800. In fiscal 2008, the Company recorded contingent earn-out payments in the amount of $224.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(2)	During the fourth quarter of fiscal 2009, Alloy reviewed its goodwill for impairment, using a discounted cash flow model and a review of general market conditions impacting Alloy to determine its market value of its reporting units with assigned goodwill. As a result, Alloy recorded an impairment charge totaling $3,439 related to its Placement reporting unit. These charges are included in Alloy’s Consolidated Statement of Operations as special charges.

Intangible Assets Related to Businesses Acquired

The acquired intangible assets as of January 31, 2010 and January 31, 2009 are as follows:

	Fiscal year ended January 31,
	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Client relationships	$8,109	$6,096	$2,013	$7,210	$5,265	$1,945
Noncompetition agreements	2,288	1,709	579	1,988	1,493	495
Websites	1,893	1,069	824	1,837	620	1,217
Mailing lists	4,463	2,682	1,781	3,575	1,534	2,041
Marketing Rights	175	131	44	175	73	102

	16,928	11,687	5,241	14,785	8,985	5,800
Indefinite-lived intangible assets:
Trademarks(1)	1,710	—	1,710	3,265	—	3,265

Total intangible assets	$18,638	$11,687	$6,951	$18,050	$8,985	$9,065

(1)	During the fourth quarters of fiscal 2009 and fiscal 2008, respectively, Alloy reviewed its indefinite-lived assets. Estimates of the indefinite-lived assets value were determined using the income approach. As a result of its review, a $1,555 and $140 impairment charge was recorded, respectively, for fiscal 2009 and fiscal 2008. These impairment charges are included in the special charges line item of the Consolidated Statements of Operations.

The amortization expense related to fiscal 2009, fiscal 2008 and fiscal 2007 was approximately $2,867, $2,073, and $1,739, respectively. The estimated remaining amortization expense for each of the next five fiscal years through the fiscal year ending January 31, 2015 is approximately $2,864, $1,694, $506, $85 and $13, respectively.

8.	Special Charges

The “special charges” line item on the Consolidated Statements of Operations is comprised of the following:

	Fiscal year ended January 31, 2010
	Promotion	Media	Placement	Corporate	Total
Impairment of trademarks	$—	$—	$1,555	$—	$1,555
Impairment of goodwill	—	—	3,439	—	3,439

Total special charges	$—	$—	$4,994	$—	$4,994

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

In August 2008, Alloy entered into an agreement with a holder of its Debentures, pursuant to which such holder agreed to fully convert the remaining $15 face amount of the Debentures. The cash paid by the Company related to the face amount of the Debentures totaled $15.

10.	Common Stock

Common Stock Transactions—Stock Repurchase Program

All transactions have been recorded as treasury stock in the Company’s consolidated financial statements.

On January 29, 2003, Alloy adopted a stock repurchase program authorizing the repurchase of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. During fiscal 2007, the Company repurchased 51 shares for approximately $457 under this plan.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In December 2008, the Board of Directors authorized an additional $7,000 for use in the repurchase of the Company’s stock. During fiscal 2008, the Company repurchased 1,388 shares for approximately $6,990 under this plan.

In December 2009, the Board of Directors authorized an additional $3,300 for use in the repurchase of the Company’s stock. During fiscal 2009, the Company repurchased 1,155 shares for approximately $6,872 under this plan. At January 31, 2010, the Company had an unused authorization of approximately $3,005.

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

In June 2009, Alloy’s shareholders approved amendments to the Stock Plan. The Stock Plan was renamed the Amended and Restated Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (the “Amended and Restated Plan”). Among other things, the Amended and Restated Plan.(i) increase the total number of available shares from 2,000 to 4,000; (ii) delete the limitation that no more than 1,000 shares may be granted as stock grants or other stock-based awards that are deemed full value awards (“Full Value Awards”); and (iii) remove the limitation that no more than 150 shares may be granted to any one recipient during any given fiscal year and replace it with the limitation that no more than 350 options to purchase our common stock may be issued to any recipient during any given fiscal year. Generally shares of common stock reserved for awards under

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

both the Stock Plan and the Amended and Restated Plan that are forfeited or are canceled will be added back to the share reserve available for future awards, but shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The Amended and Restated Plan is the only plan pursuant to which we issue equity based awards to our employees, directors and consultants. Pursuant to the terms of the Amended and Restated Plan, as of January 31, 2010, we have approximately 1,683 total shares available for issuance, all of which will be available for issuance as stock options, stock grants or other stock-based awards.

Our Compensation Committee may, in its discretion, amend any term or condition of an outstanding award provided: (i) such term or condition as amended is permitted by our Amended and Restated Plan; and (ii) any such amendment shall be made only with the consent of the participant to whom such award was made, if the amendment is adverse to the participant. The Amended and Restated Plan does not allow for the repricing or cancellation and reissuance of stock options or other awards without the prior approval of our shareholders. The Amended and Restated Plan expires on April 11, 2017.

Restricted Stock

In fiscal 2009, fiscal 2008, and fiscal 2007, Alloy’s Board of Directors authorized the issuance of 1,011, 202 and 324, shares of common stock, respectively, as restricted stock under our stock-based compensation plans. The shares issued are subject to restrictions on transfer, rights of repurchase by the Company and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grant is charged to stockholders’ equity and is then amortized to compensation expense over the vesting periods. Refer to Note 3 for additional information regarding restricted stock.

13.	Income Taxes

The components of net income tax expense consist of the following for fiscal 2009, fiscal 2008, and fiscal 2007:

	Fiscal year ended January 31,
	2010	2009	2008
Current:
State	$422	$419	$481
Federal	(580)	65	—

Total current	(158)	484	481

Deferred:
State	400	—	—
Federal	2,268	—	—

Total deferred	2,668	—	—

Net income tax expense	$2,510	$484	$481

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

For fiscal 2009, fiscal 2008 and fiscal 2007, the difference between the total expected tax benefit or expense using the statutory rates of 34%, 34% and 34%, respectively, and tax expense (benefit) is as follows:

	Fiscal year ended January 31,
	2010	2009	2008
Computed expected tax (benefit) expense	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	11.8	2.5	0.4
Goodwill impairment	71.7	—	18.4
ISO stock-based compensation expense	9.2	3.7	0.7
Non-deductible expenses	6.3	1.6	0.2
FIN 48 de-recognition	(18.4)	—	—
Change in valuation allowance	58.0	(38.2)	14.4
All other individually less than 5%	1.4	0.8	0.6

Total effective tax rate	106.0%	4.4%	0.7%

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out as follows:

	January 31,
	2010	2009
Deferred tax assets:
Accruals and reserves	$1,672	$2,880
Other	—	144
Deferred compensation	2,483	1,297
Identifiable intangible assets	2,639	1,850
Goodwill	6,944	6,946
Net operating loss and capital loss carryforwards	12,867	7,551

Gross deferred tax assets	26,605	20,668
Valuation allowance	(22,566)	(17,564)

Total deferred tax assets	4,039	3,104

Deferred tax liabilities:
Plant and Equipment	(3,980)	(3,104)
Other	(59)	—
Goodwill	(2,668)	—

Total deferred tax liabilities	(6,707)	(3,104)

Net deferred tax liabilities	$(2,668)	$—

As a result of certain realization requirements of the guidance issued by the FASB, certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting are excluded from the total deferred tax assets. As of January 31, 2010, approximately $1,670 of the federal net operating loss carryforwards are related to the exercise of employee stock options, and the Company will record a tax benefit of approximately of $568 through capital in excess of par value if such losses are realized.

For federal income tax purposes, Alloy has unused NOL carryforwards of approximately $32,577 at January 31, 2010 that will expire at various dates through 2029.

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

The Company has fully reserved for the net deferred tax assets at January 31, 2010 and 2009. In fiscal 2009, the Company increased its valuation allowance to fully reserve for deferred tax assets related to goodwill where a corresponding deferred tax liability exists. As a result, the valuation allowance increased by $5,002 during fiscal 2009 and decreased by $5,014 during fiscal 2008.

Accounting for Uncertainty in Income Taxes

As a result of the Company’s implementation of the guidance regarding accounting for uncertainty in income taxes issued by the FASB, during the first quarter of fiscal 2007, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $7,136. No accrued interest or penalties resulted from such unrecognized tax benefits. As of January 31, 2010, the total amount of gross unrecognized tax benefits was $1,379, and accrued interest and penalties on such unrecognized tax benefits were $0. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for fiscal 2009:

Fiscal 2009
Beginning of year balance	$8,397
Increases in prior period tax positions	216
Decreases in prior period tax positions	—
Increases in current period tax positions	—
Settlements	—
Lapse of statute of limitations	(6,416)

End of year balance	$2,197

For fiscal 2009, the Company’s income tax provision included $216 of expense related to uncertain tax positions, including $110 related to interest and penalties. The net unrecognized tax benefits, that if recognized, would impact the effective tax rate as of January 31, 2010 is $817 due to the effect of the full net deferred tax asset valuation allowance.

At this time, the Company believes that it is reasonably possible that approximately $0 of the estimated unrecognized tax benefits as of January 31, 2010 will be recognized within the next twelve months based on the expiration of statutory review periods.

The Company is currently undergoing a state income tax audit for the tax years ending January 31, 2005 through January 31, 2008. The Company believes that the results of the current or any prospective audits will not have a material effect on its financial position or results of operations.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

14.	Credit Facility

On August 15, 2007, the Company entered into a credit agreement with Bank of America, N.A, which was further amended and restated on April 9, 2009 (the “Credit Facility”).

On January 13, 2010, the Company gave notice to Bank of America of its intent to terminate the Credit Facility effective as of January 20, 2010. No penalties or termination fees were payable by the Company in connection with the termination of the Credit Facility. The Company filed a Form 8-K announcing its decision.

15.	Commitments and Contingencies

Leases

Alloy leases office space, warehouse space and certain office equipment under noncancellable leases with various expiration dates through 2015. As of January 31, 2010, future net minimum lease payments were as follows:

Fiscal year ending January 31,	Capital Leases	Operating Leases
2011	$15	$3,498
2012	2	3,426
2013	—	3,064
2014	—	1,945
2015	—	844
Thereafter	—	2,125

Total minimum lease payments	$17	$14,902

Imputed interest	1

Capital lease obligations	$16

Rent expense was approximately $4,456, $4,161 and $4,202 for fiscal 2009, 2008, and 2007, respectively, under noncancellable operating leases.

Other

The Company received an information request in late January 2009 from the New York State Attorney General (“NYS AG”) inquiring about the Company’s activities in marketing credit cards to college students. The Company subsequently was informed that the NYS AG is conducting an investigation into the Company’s marketing practices in this area. The Company is cooperating with the NYS AG in the investigation and is without sufficient information to determine the extent, if any, of potential monetary liability or other restrictions on its activities that may result from the investigation of the NYS AG. The Company’s last communication with the NYS AG was in July 2009.

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

16.	Supplemental Cash Flow and Other Information

Supplemental information on cash flows is summarized as follows:

	Fiscal year ended January 31,
	2010	2009	2008
Cash paid for:
Interest	$—	$74	$75
Income taxes	415	351	734

Non-cash investing and financing activities:
Issuance of common stock and warrants in connection with acquisitions	—	—	1,811
Issuance of common stock pursuant to Sconex earn-out agreement	—	—	788
Issuance of restricted stock pursuant to Sconex earn-out agreement	—	—	109

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

17.	Segment Reporting

The guidance issued by the FASB establishes standards for reporting information about operating segments. This standard requires segmentation based on internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance.

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

Alloy’s management reviews financial information related to these reportable segments and uses the measure of income from operations to evaluate performance and allocated resources. Reportable data for Alloy’s segments were as follows as of and for the fiscal years ended January 31, 2010, 2009, and 2008:

	Fiscal year ended January 31,
	2010	2009	2008
Revenue:
Promotion	$80,844	$83,516	$83,405
Media	85,127	81,188	62,780
Placement	39,127	52,222	52,911

Total revenue	$205,098	$216,926	$199,096

Operating income (loss):
Promotion	$6,971	$7,723	$9,228
Media	9,480	11,466	(49,462)
Placement	(3,547)	4,186	(17,889)
Corporate	(15,283)	(12,599)	(11,942)

Total operating income (loss)	(2,379)	10,776	(70,065)
Interest expense, net	15	161	968
Other items, net	(9)	(18)	(494)

Income (loss) before income taxes	$(2,373)	$10,919	$(69,591)

Depreciation and amortization:
Promotion	$1,024	$906	$904
Media	5,338	4,550	3,310
Placement	25	32	33
Corporate	905	941	833

Total depreciation and amortization	$7,292	$6,429	$5,080

Stock-based compensation:
Promotion	$517	$652	$632
Media	1,319	1,575	1,619
Placement	164	193	159
Corporate	3,264	1,621	1,335

Total stock-based compensation	$5,264	$4,041	$3,745

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	At January 31,
	2010	2009	2008
Total assets:
Promotion	$35,949	$34,045	$34,478
Media	77,909	70,332	64,750
Placement	11,085	17,711	21,262
Corporate	33,195	38,631	27,926

Total assets	$158,138	$160,719	$148,416

Total goodwill:
Promotion	$24,826	$23,509	$23,414
Media	29,955	22,871	22,742
Placement	516	3,955	3,955

Total goodwill	$55,297	$50,335	$50,111

18.	Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of Alloy’s last two fiscal years.

	Fiscal year ended January 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Full Year Total
Revenue
Promotion	$15,066	$27,155	$24,002	$14,621	$80,844
Media	18,462	20,167	24,580	21,918	85,127
Placement	9,450	6,900	13,349	9,428	39,127

Total revenue	$42,978	$54,222	$61,931	$45,967	$205,098

Operating income (loss)
Promotion	$(200)	$3,557	$2,933	$681	$6,971
Media	869	2,132	4,986	1,493	9,480
Placement	233	14	1,047	(4,841)	(3,547)
Corporate	(3,471)	(3,658)	(4,355)	(3,799)	(15,283)

Total operating income (loss)	$(2,569)	$2,045	$4,611	$(6,466)	$(2,379)

Income (loss)	$(2,723)	$1,954	$4,945	$(9,059)	$(4,883)
Net income (loss)	$(2,723)	$1,954	$4,945	$(9,059)	$(4,883)
Net income (loss) per share from:
Basic	$(0.22)	$0.15	$0.38	$(0.80)	$(0.42)
Diluted	$(0.22)	$0.15	$0.38	$(0.80)	$(0.42)

(1)	During the fourth quarter of fiscal 2009, the Company recorded impairment charges of $4,994 in its Placement segment related to its goodwill and intangibles. These charges are more fully discussed in Note 8. In addition, the Company recorded $2,668 of income tax expense related to differences between book and tax basis of net assets acquired in a prior year acquisition.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	Fiscal year ended January 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Full Year Total
Revenue
Promotion	$15,752	$27,733	$26,139	$13,892	$83,516
Media	19,896	17,257	25,032	19,003	81,188
Placement	13,497	9,110	18,736	10,879	52,222

Total revenue	$49,145	$54,100	$69,907	$43,774	$216,926

Operating income (loss)
Promotion	$(675)	$3,702	$3,669	$1,027	$7,723
Media	1,235	(2,223)	5,569	6,885	11,466
Placement	518	564	2,701	403	4,186
Corporate(2)	(2,511)	(3,179)	(2,706)	(4,203)	(12,599)

Total operating income (loss)	$(1,433)	$(1,136)	$9,233	$4,112	$10,776

Income (loss)	$(1,569)	$(1,425)	$9,100	$4,329	$10,435
Net income (loss)	$(1,569)	$(1,425)	$9,100	$4,329	$10,435
Net income (loss) per share from:
Basic	$(0.12)	$(0.10)	$0.68	$0.34	$0.78
Diluted	$(0.12)	$(0.10)	$0.67	$0.34	$0.78

(1)	During the fourth quarter of fiscal 2008, the Company recorded impairment charges of $140 related to two of its trademarks and $148 related to its auction rate securities. These charges are more fully discussed in Note 8.
(2)	During the fourth quarter of fiscal 2008, the Company recorded a $5,800 gain on the sale of operating assets related to the sale of its CCS domain name and related assets. This is more fully discussed in Note 6.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, January 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As such, we believe the Company’s controls and procedures are effective at a reasonable assurance level.

Evaluation of Disclosure Controls and Procedures

Subsequent to our original evaluation in connection with the originally-filed quarterly report on Form 10-Q for the quarter ended October 31, 2009, we determined through an internal review that certain errors occurred in conjunction with our third quarter revenue recognition processes that resulted in material adjustments to our reported third quarter results. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the third quarter of 2009.

Our management believes that the errors giving rise to the restatement occurred because of the misinterpretation of certain revenue recognition accounting guidelines and a calculation error that was not detected in the related review and approval process. This control deficiency resulted in adjustments to the October 31, 2009 unaudited consolidated financial statements. Accordingly, management has concluded that this control deficiency constituted a material weakness.

The Company has already remediated this material weakness in internal control over financial reporting by increasing the level of detail in our review of revenue recognition guidelines within the context of our customer contracts and increasing the level of detail in our review of complex calculations included in our financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in

Internal Control—Integrated Framework. Based on our assessment, we believe that, as of January 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010. This report appears below.

April 12, 2010

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alloy, Inc.

New York, New York

We have audited Alloy Inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alloy Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alloy, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alloy, Inc. as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010 and our report dated April 12, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

April 12, 2010

Changes in Internal Control Over Financial Reporting

During the quarter ended January 31, 2010, the Company remediated a material weakness in internal control over financial reporting by increasing the level of detail in our review of revenue recognition guidelines within the context of our customer contracts and increasing the level of detail in our review of complex calculations included in our financial statements.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Business Conduct and Ethics,” and “Corporate Governance Matters” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2009.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Information About Alloy Security Ownership” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2009.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of fiscal 2009.

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

SCHEDULE II

ALLOY, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
Allowance for doubtful accounts:
January 31, 2010	$1,757	$201	$(1,107)	$851
January 31, 2009	1,971	450	(664)	1,757
January 31, 2008	2,680	(267)	442	1,971
Valuation allowance for deferred tax assets:
January 31, 2010	17,564	5,002	—	22,566
January 31, 2009	22,578	—	(5,014)	17,564
January 31, 2008	15,368	7,210	—	22,578

EXHIBIT INDEX

EXHBIT NUMBER
3.1	Restated Certificate of Incorporation of Alloy, Inc., as amended (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

3.2	Amended and Restated Bylaws of Alloy, Inc. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed October 18, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

4.2	Warrant to Purchase Common Stock, dated as of January 28, 2002, issued by Alloy, Inc. to Fletcher International Ltd. (incorporated by reference to Alloy’s Current Report on Form 8-K/A filed February 1, 2002).

4.3	Stockholder Rights Agreement, dated as of April 14, 2003, between Alloy, Inc. and American Stock Transfer and Trust Company (incorporated by reference to Alloy’s Current Report of Form 8-K filed April 14, 2003).

10.1†	Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

10.1.1†	First Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Proxy Statement on Schedule 14A filed on June 2, 2003).

10.1.2†	Second Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).

10.1.3†	Third Amendment to Alloy, Inc. Amended and Restated 1997 Employee, Director and Consultant Stock Option and Stock Incentive Plan (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 10, 2004).

10.2†	Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s 2002 Annual Report on Form 10-K filed May 1, 2003).

10.2.1†	First Amendment to Amended and Restated Alloy, Inc. 2002 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed June 23, 2003 (Registration Number 333-106382)).

10.3†	Amended and Restated Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (incorporated by reference to Alloy’s Proxy Statement on Schedule 14A filed on May 28, 2009).

10.4†	1999 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 2 to Alloy’s Registration Statement on Form S-1/ A filed April 22, 1999 (Registration Number 333-74159)).

10.5†	iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Amendment No. 2 to the iTurf Inc. registration statement on Form S-1/ A filed April 6, 1999 (Registration No. 333-71123)).

10.5.1†	First Amendment to iTurf Inc. Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Alloy’s Registration Statement on Form S-8 filed October 17, 2003 (Registration Number 333-109788)).

10.6†	Non-Standardized 401(k) Profit Sharing Plan and Trust Adoption Agreement.

EXHBIT NUMBER
10.7†	Form of Nonqualified Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.8†	Form of Nonqualified Stock Option Agreement for Amended and Restated 2002 Incentive and Non-Qualified Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.9†	Form of Incentive Stock Option Agreement for Restated 1997 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.10†	Form of Nonqualified Stock Option Agreement for iTurf Inc. Amended and Restated 1999 Stock Incentive Plan.

10.11†	Form of Incentive Stock Option Agreement for iTurf Inc. Amendment and Restated 1999 Stock Incentive Plan.

10.12†	Form of Restricted Stock Agreement(1) (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.13†	Form of Restricted Stock Agreement(2) (incorporated by reference to Alloy’s Annual Report on Form 10-K filed April 18, 2005).

10.14†	Form of Stock Option Grant Notice and Stock Option Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (includes accelerated vesting) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on September 10, 2007).

10.15†	Form of Stock Option Grant Notice and Stock Option Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (without accelerated vesting) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on September 10, 2007).

10.16†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for Alloy, Inc. 2007 Employee, Director and Consultant Stock Incentive Plan (includes accelerated lapsing of repurchase rights) (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on September 10, 2007).

10.17†	Employment Agreement, dated December 6, 2007, between Matthew C. Diamond and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.18†	Non-Competition and Confidentiality Agreement dated November 24, 1998 between Matthew C. Diamond and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.19†	Employment Agreement, dated December 6, 2007, between James K. Johnson, Jr. and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.20†	Non-Competition and Confidentiality Agreement dated November 24, 1998 between James K. Johnson, Jr. and Alloy Online, Inc. (incorporated by reference to Alloy’s Registration Statement on Form S-1 filed March 10, 1999 (Registration Number 333-74159)).

10.21†	Employment Offer Letter dated March 13, 2000 between Joseph D. Frehe and Alloy Online, Inc. (incorporated by reference to Alloy’s 2007 Annual Report on Form 10-K filed April 15, 2008).

10.22†	Non-Competition and Confidentiality Agreement dated February 21, 2001 between Joseph D. Frehe and Alloy Online, Inc. (incorporated by reference to Alloy’s 2007 Annual Report on Form 10-K filed April 15, 2008).

EXHBIT NUMBER
10.23†	Revision to Offer Letter, dated December 6, 2007, between Joseph D. Frehe and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.24†	Employment Offer Letter dated February 21, 2001 between Gina DiGioia and Alloy Online, Inc. (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.25†	Non-Competition and Confidentiality Agreement dated March 13, 2000 between Gina DiGioia and Alloy Online, Inc. (incorporated by reference to Alloy’s 2005 Annual Report on Form 10-K filed May 1, 2006).

10.26†	Revision to Offer Letter, dated December 6, 2007, between Gina R. DiGioia and Alloy, Inc. (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.27†	Employment Offer Letter dated May 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.28†	Non-Competition and Confidentiality Agreement dated March 24, 2000 between Robert Bell and Alloy Online, Inc. (incorporated by reference to Alloy’s 2000 Annual Report on Form 10-K filed May 1, 2001).

10.29†	2007 Alloy, Inc. Executive Incentive Bonus Plan (incorporated by reference to Alloy’s Quarterly Report on Form 10-Q, filed on December 7, 2007).

10.30*†	Alloy, Inc. Outside Director Compensation Arrangements for fiscal year ending January 31, 2011.

10.31*†	Alloy, Inc. Compensation Arrangements for Named Executive Officers for fiscal year ending January 31, 2011.

21.1*	Subsidiaries of Alloy, Inc.

23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/s/ MATTHEW C. DIAMOND
Matthew C. Diamond Chairman of the Board and Chief Executive Officer

Date: April 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW C. DIAMOND Matthew C. Diamond	Chief Executive Officer and Chairman (Principal Executive Officer)	April 12, 2010

/s/ JOSEPH D. FREHE Joseph D. Frehe	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2010

/s/ JAMES K. JOHNSON, JR. James K. Johnson, Jr.	Director and Chief Operating Officer	April 12, 2010

/s/ ANTHONY N. FIORE Anthony N. Fiore	Director	April 12, 2010

/s/ SAMUEL A. GRADESS Samuel A. Gradess	Director	April 12, 2010

/s/ PETER M. GRAHAM Peter M. Graham	Director	April 12, 2010

/s/ JEFFREY HOLLENDER Jeffrey Hollender	Director	April 12, 2010

/s/ EDWARD A. MONNIER Edward A. Monnier	Director	April 12, 2010

/s/ RICHARD E. PERLMAN Richard E. Perlman	Director	April 12, 2010