Form 10-Q
period 2010-04-30
ALLOY INC
filed 2010-06-09
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s common stock issued and outstanding as of May 31, 2010 was 12,983,196, excluding treasury shares.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30, 2010	January 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,610	$26,178
Accounts receivable, net of allowance for doubtful accounts of $835 and $851, respectively	28,145	30,759
Unbilled accounts receivable	9,729	5,989
Inventory	7,912	3,478
Other current assets	6,040	5,710

Total current assets	75,436	72,114
Fixed assets, net	21,700	22,119
Goodwill	55,434	55,297
Intangible assets, net	6,504	6,951
Other assets	1,671	1,657

Total assets	$160,745	$158,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,523	$11,036
Deferred revenue	10,720	11,050
Accrued expenses and other current liabilities	23,743	26,858

Total current liabilities	52,986	48,944
Deferred tax liability	2,804	2,668
Other long-term liabilities	3,086	3,112

Total liabilities	58,876	54,724

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding: 16,858 and 16,600, respectively	171	165
Additional paid-in capital	456,228	454,896
Accumulated deficit	(323,656)	(321,546)

	132,743	133,515
Less treasury stock, at cost: 4,061 and 3,963 shares, respectively	(30,874)	(30,101)

Total stockholders’ equity	101,869	103,414

Total liabilities and stockholders’ equity	$160,745	$158,138

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2010	2009
	(Unaudited)
Revenues:
Services revenue	$43,796	$37,253
Product revenue	5,567	5,725

Total revenue	$49,363	$42,978

Cost of Goods Sold:
Costs of goods sold- services	20,548	16,876
Costs of goods sold- product	1,263	1,268

Total costs of goods sold	21,811	18,144

Expenses:
Operating	22,323	20,481
General and administrative	5,084	5,184
Depreciation and amortization**	1,974	1,738

Total expenses	29,381	27,403

Operating loss	(1,829)	(2,569)

Interest expense	(5)	(1)
Other income (expense)	(7)	11

Loss before income taxes	(1,841)	(2,559)
Income tax expense	(269)	(164)

Net loss	$(2,110)	$(2,723)

Net loss per basic share	$(0.18)	$(0.22)

**	Includes amortization of intangibles of $807 and $643 for the three months ended April 30, 2010 and 2009, respectively.

See accompanying notes to consolidated financial statements.

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,110)	$(2,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,167	1,095
Deferred tax expense	136	—
Amortization of intangible assets	807	643
Provision for losses on accounts receivable	9	22
Compensation charge for restricted stock and issuance of options	1,303	802
Changes in operating assets and liabilities:
Accounts receivable	(1,135)	4,865
Inventory and other assets	(4,778)	(6,478)
Accounts payable, accrued expenses, and other	4,182	(925)

Net cash used in operating activities	(419)	(2,699)

Cash Flows from Investing Activities
Capital expenditures	(748)	(895)
Contingent consideration payments related to prior acquisitions	(300)	—
Purchase of domain name / mailing list / marketing rights	(363)	(290)

Net cash used in investing activities	(1,411)	(1,185)

Cash Flows from Financing Activities
Issuance of common stock	35	—
Treasury stock transactions	(773)	(730)

Net cash used in financing activities	(738)	(730)

Net change in cash and cash equivalents	(2,568)	(4,614)

Cash and cash equivalents:

Beginning of period	$26,178	$32,116

End of period	$23,610	$27,502

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

Each of the Company’s businesses falls into one of three operating segments—Promotion, Media and Placement. The Promotion segment is comprised of businesses whose products and services are promotional in nature and includes our AMP, OCM and sampling divisions. The Media segment is comprised of Company-owned and represented media assets, including our digital, display board, database, specialty print, educational programming and entertainment businesses. The Placement segment is comprised of our businesses that aggregate and market third party media properties owned by others primarily in the college, military and multicultural markets. These three operating segments utilize a wide array of owned and represented online and offline media and marketing assets, such as websites, magazines, college and high school newspapers, on-campus message boards, satellite delivered educational programming, and college guides, giving us significant reach into the targeted demographic audience and providing our advertising clients with significant exposure to the intended market.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (“fiscal 2009”).

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of consolidated operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform to the current presentation. The Company’s business is seasonal. The Company’s third quarter has historically been its most significant in terms of revenue and operating income with the majority of the Company’s revenues and operating income being earned during the third and fourth quarters of its fiscal year. The results of operations for the three month period ended April 30, 2010 is not necessarily indicative of the operating results for a full fiscal year.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Recently Issued Accounting Pronouncements

Revenue Recognition

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance on multiple deliverable arrangements. It updates the existing multiple-element revenue arrangements guidance currently included under the Accounting Standards Codification (“ASC”) 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after the fiscal year ending January 31, 2012 (“fiscal 2011”), with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

2. Net Earnings Per Share and Stock-Based Compensation

On February 1, 2009 the Company adopted changes issued by the FASB which require the Company to include all unvested restricted stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in computing earnings per share (“EPS”) using the two-class method. The calculation of earnings per share for common stock presented here has been reclassified to exclude the income attributable to the unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. The Company has retroactively applied the provisions of this guidance.

The Company does not have a diluted earnings per share calculation, as the Company was in a net loss position in the first quarter of the fiscal year ending January 31, 2011 (“fiscal 2010”) and the first quarter of fiscal 2009.

The following table sets forth the computation of basic loss per share for the three months ended April 30, 2010 and April 30, 2009:

	Three months ended April 30,
	2010	2009
Basic
Numerator:
Net loss	$(2,110)	$(2,723)
Denominator:
Weighted-average common shares
Weighted-average basic shares outstanding	11,464	12,244
Loss per basic share	$(0.18)	$(0.22)

3. Stock-Based Compensation

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended April 30, 2010 and 2009 was $1,303 and $802, respectively, of which $504 and $409, respectively, were included in operating costs in the Consolidated Statement of Operations, and $799 and $393, respectively, were included in general and administrative expenses in the Consolidated Statement of Operations.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Stock Options

The weighted-average fair value of each option as of the grant date was $3.65 and $1.87 for the three months ended April 30, 2010 and 2009, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended April 30, 2010	Year Ended January 31, 2010
Risk-free interest rate	2.58%	2.57%
Expected lives (in years)	4.5	4.5
Expected volatility	47.3%	47.3%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the three-month period ended April 30, 2010:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 2010	2,270	$10.21
Options granted	204	8.50
Options exercised	(5)	7.01
Options forfeited or expired	(23)	15.71

Outstanding at April 30, 2010	2,446	$10.02

Fully vested and exercisable at April 30, 2010	1,625	$11.20

Available for future grants	1,321

Restricted Stock

The Company has historically awarded restricted shares of common stock to directors and certain employees that typically vest over periods of up to three years although in some instances vesting dates have been longer. The majority of these awards are service based, but a portion of these awards combine service and market based components for vesting requirements. Compensation expense related to the restricted stock awards, equals the fair market value on the date of grant net of estimated forfeitures, and is expensed ratably over the vesting period. In the three-month period ended April 30, 2010, the Company awarded 253 restricted shares with a weighted-average life of three years and a fair market value of $2,071.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Unearned compensation expense related to restricted stock grants at April 30, 2010 was $6,583. This expense is expected to be recognized over a weighted-average period of approximately 2.1 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended April 30, 2010 and 2009 was $960 and $503, respectively.

The following is a summary of restricted stock activity for the three-month period ended April 30, 2010:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2010	1,247	$6.78
Granted	253	7.99
Vested	(421)	6.98
Forfeited	—	—

Unvested at April 30, 2010 (unaudited)	1,079	$6.99

Warrants

At April 30, 2010, there were 255 warrants outstanding and exercisable with an average exercise price of $76.52 per share and a weighted average contractual term of 1.7 years.

4. Goodwill and Intangible Assets

Goodwill

The acquired goodwill as of April 30, 2010 and January 31, 2010, is as follows:

	April 30, 2010	Adjustments	January 31, 2010
	(Unaudited)
Promotion	$24,863	$37	$24,826
Media	30,055	100	29,955
Placement	516	—	516

Total	$55,434	$137	$55,297

Intangibles

The acquired intangible assets as of April 30, 2010 and January 31, 2010 are as follows:

	Gross Carrying Amounts	Accumulated Amortization	Net
At April 30, 2010:
(Unaudited)
Amortizable intangible assets:
Client relationships	$8,109	$6,398	$1,711
Noncompetition agreements	2,388	1,769	619
Websites	1,892	1,180	712
Mailing lists	4,724	3,001	1,723
Marketing rights	175	146	29

	17,288	12,494	4,794
Indefinite-lived intangible assets:
Trademarks	1,710	—	1,710

Total intangible assets	$18,998	$12,494	$6,504

At January 31, 2010:
Amortizable intangible assets:
Client relationships	$8,109	$6,096	$2,013
Noncompetition agreements	2,288	1,709	579
Websites	1,893	1,069	824
Mailing lists	4,463	2,682	1,781
Marketing rights	175	131	44

	16,928	11,687	5,241
Indefinite-lived intangible assets:
Trademarks	1,710	—	1,710

Total intangible assets	$18,638	$11,687	$6,951

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

5. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Placement and Media segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation. At April 30, 2010 and January 31, 2010, there were $9,729 and $5,989, respectively, of unbilled receivables.

6. Detail of Certain Balance Sheet Accounts

	April 30, 2010	January 31, 2010
	(Unaudited)
Accrued expenses and other current liabilities
Accrued acquisition costs	$6,342	$6,605
Accrued compensation and sales commissions	3,093	7,279
Program accrual (1)	5,673	5,927
Promotions accrual (2)	1,178	1,274
Other	7,457	5,773

	$23,743	$26,858

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.
(2)	The promotions accrual consists primarily of hourly outside labor costs and travel and expense related fees.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

7. Common Stock

Common Stock Transactions

During the first quarter of fiscal 2010, employees surrendered to the Company approximately 98 shares of common stock to satisfy tax-withholding obligations.

Common Stock Transactions – Stock Repurchase Program

During the first quarter of fiscal 2010, the Company did not repurchase any shares under the Company’s stock repurchase program.

At April 30, 2010, the Company had an unused authorization of approximately $3,005.

Common Stock Outstanding

The number of shares of common stock outstanding as of April 30, 2010 was 16,857,818, or 12,797,226 excluding treasury shares.

8. Segment Reporting

	Three Months Ended April 30,
	2010	2009
	(Unaudited)
Revenue:
Promotion	$14,537	$15,066
Media	22,664	18,462
Placement	12,162	9,450

Total revenue	$49,363	$42,978

Operating income (loss):
Promotion	$(1,336)	$(200)
Media	2,735	869
Placement	386	233
Corporate	(3,614)	(3,471)

Total operating loss	$(1,829)	$(2,569)

	At April 30, 2010	At January 31, 2010
	(Unaudited)
Total Assets:
Promotion	$39,914	$35,949
Media	78,217	77,909
Placement	11,645	11,085
Corporate	30,969	33,195

Total assets	$160,745	$158,138

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

9. Income Taxes

For the three months ended April 30, 2010 the Company recorded income tax expense of $269, which was a combination of state taxes, alternative minimum tax, interest and penalties on uncertain tax positions and income tax expense recorded on books and tax basis differences related to certain of the Company’s prior year acquisitions. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

For the three months ended April 30, 2009 the Company recorded income tax expense of $164, which was primarily attributable to state taxes, federal alternative minimum tax, interest and penalties on uncertain tax positions. The Company maintained a full valuation allowance against its net deferred tax assets.

At April 30, 2010, the Company’s total liability for net unrecognized tax benefits, including the liability for interest and penalties as described above, was $832. At January 31, 2010, the liability was $818. The Company did not settle any of its uncertain tax positions during the three months ended April 30, 2010.

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

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

11. Subsequent Event

On June 7, 2010, Alloy Media, LLC (the “Company”), an indirect wholly-owned subsidiary of Alloy, Inc. (“Alloy”), sold substantially all of the assets of the Company used exclusively in the Company’s FrontLine Marketing division (“FrontLine”), for approximately $36.0 million in cash (the “Purchase Price”) together with certain liabilities associated with the FrontLine business, resulting in net cash proceeds to Alloy of approximately $32.9 million, excluding estimated tax. The Purchase Price is subject to adjustment based upon the final determination of the Company’s working capital as of June 7, 2010. The Purchase Agreement contains representations, warranties and indemnities that are customary in asset purchase transactions.

The sale of FrontLine, part of Alloy’s Media segment, was a material disposition, and accordingly the Company filed a Form 8-K on June 8, 2010, which provided, among other items, a pro forma Consolidated Balance Sheet as of January 31, 2010 and pro forma Consolidated Statements of Operations for the fiscal years ended January 31, 2010, 2009, and 2008, respectively.

As a result of the sale of FrontLine, Alloy expects all future and historical results of FrontLine to be reported as discontinued operations in its financial statements beginning in the second quarter of fiscal 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Forward-Looking Statements” and elsewhere in this report and in Item 1A of Part I, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (“fiscal 2009”). Unless otherwise indicated, all dollar amounts presented are in thousands, except per share amounts.

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

•

Established Franchises. Our principal marketing franchises are well-known by market consumers and by advertisers. For advertisers, Alloy Media + Marketing, the umbrella name for all of our media and marketing brands, as well as many of our Company-owned brands, have a history in creating and implementing advertising and marketing programs primarily targeting the youth market. Our Alloy Entertainment franchise is widely recognized as a developer of original books, with a number of books developed into television series and feature films.

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

Three Months Ended April 30, 2010 Compared with Three Months Ended April 30, 2009

	Three months ended April 30, 2010 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$8,970	$22,664	$12,162	—	$43,796
Product revenue	5,567	—	—	—	5,567

Total revenue	$14,537	$22,664	$12,162	—	$49,363
Cost of goods sold:
Cost of goods sold – services	$4,915	$6,368	$9,265	—	$20,548
Cost of goods sold – product	1,263	—	—	—	1,263

Total cost of goods sold	$6,178	$6,368	$9,265	—	$21,811
Expenses:
Operating	$8,458	$11,550	$2,221	$94	$22,323
General and administrative	911	604	285	3,284	5,084
Depreciation and amortization	326	1,407	5	236	1,974

Total expenses	$9,695	$13,561	$2,511	$3,614	$29,381

Operating income (loss)	$(1,336)	$2,735	$386	$(3,614)	$(1,829)

	Three months ended April 30, 2009 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$9,341	$18,462	$9,450	—	$37,253
Product revenue	5,725	—	—	—	5,725

Total revenue	$15,066	$18,462	$9,450	—	$42,978
Cost of goods sold:
Cost of goods sold – services	$4,962	$4,995	$6,919	—	$16,876
Cost of goods sold – product	1,268	—	—	—	1,268

Total cost of goods sold	$6,230	$4,995	$6,919	—	$18,144
Expenses:
Operating	$7,725	$10,769	$1,672	$315	$20,481
General and administrative	1,099	541	617	2,927	5,184
Depreciation and amortization	212	1,288	9	229	1,738

Total expenses	$9,036	$12,598	$2,298	$3,471	$27,403

Operating income (loss)	$(200)	$869	$233	$(3,471)	$(2,569)

Revenue

Revenue in the first quarter of the fiscal year ending January 31, 2011 (“fiscal 2010”) was $49,363, an increase of $6,385, or 14.9%, from revenue in the first quarter of fiscal 2009 of $42,978. This increase was attributable to increases in revenue in our Media and Placement segments of $4,202 and $2,712, respectively, which were partially offset by a decrease in our Promotion segment of $529.

Promotion

Promotion segment revenue in the first quarter of fiscal 2010 was $14,537, a decrease of $529, or 3.5%, from revenue in the first quarter of fiscal 2009 of $15,066. The decrease was primarily due to decreases in revenue in our AMP Agency ($320) and on-campus marketing ($160) businesses.

Media

Media segment revenue in the first quarter of fiscal 2010 was $22,664, an increase of $4,202, or 22.8%, from revenue in the first quarter of fiscal 2009 of $18,462. The increase was primarily due to an increase in revenue in our display board ($800), digital ($500), education ($400) and entertainment businesses ($1,000) which was offset by a decrease in our Channel One business ($900).

Placement

Placement segment revenue in the first quarter of fiscal 2010 was $12,162, an increase of $2,712, or 28.7%, from revenue in the first quarter of fiscal 2009 of $9,450. The increase was primarily due to increases across all lines of our newspaper business: college ($1,000), broadcast ($800), military ($700) and multicultural advertising ($300).

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in the first quarter of fiscal 2010 was $6,178 and remained consistent with cost of goods sold in the first quarter of fiscal 2009 of $6,230.

Media

Media segment cost of goods sold in the first quarter of fiscal 2010 was $6,368, an increase of $1,373, or 27.5%, from cost of goods sold in the first quarter of fiscal 2009 of $4,995. The increase was primarily due to higher production costs ($1,300) and payroll ($140), partially offset by lower temporary labor ($30).

Placement

Placement segment cost of goods sold in the first quarter of fiscal 2010 was $9,265, an increase of $2,346, or 33.9%, from cost of goods sold in the first quarter of fiscal 2009 of $6,919. The increase was primarily due to an increase in marketing fees ($2,350).

Operating Expenses

Promotion

Promotion segment operating expenses in the first quarter of fiscal 2010 were $8,458, an increase of $733, or 9.5%, from operating expenses in the first quarter of fiscal 2009 of $7,725. The increase was primarily due to higher payroll costs ($550), corporate costs ($150), and facilities costs ($80), partially offset by lower printing/mailing costs ($180).

Media

Media segment operating expenses in the first quarter of fiscal 2010 were $11,550, an increase of $781, or 7.3%, from operating expenses in the first quarter of fiscal 2009 of $10,769. The increase was primarily due to increases in payroll ($500), corporate costs ($360) and facilities costs ($110), partially offset by a decrease in maintenance costs ($170).

Placement

Placement segment operating expenses in the first quarter of fiscal 2009 were $2,221, an increase of $549, or 32.8%, from operating expenses in the first quarter of fiscal 2009 of $1,672. The increase was primarily due to higher payroll ($310) and corporate costs ($230), partially offset by lower bad debt ($30).

Corporate

Corporate segment operating expenses in the first quarter of fiscal 2010 were $94, a decrease of $221, or 70.2% ,from operating expenses in the first quarter of fiscal 2009 of $315. The decrease was primarily due to decreases in general corporate costs ($70), payroll ($70), and lower information technology costs ($30).

General and Administrative

Promotion

Promotion segment general and administrative expenses in the first quarter of fiscal 2010 were $911, a decrease of $188, or 17.1%, from general and administrative expenses in the first quarter of fiscal 2009 of $1,099. The decrease was primarily due to lower corporate costs.

Media

Media segment general and administrative expenses in the first quarter of fiscal 2010 were $604, an increase of $63, or 11.6%, from general and administrative expenses in the first quarter of fiscal 2009 of $541. The increase was primarily due to higher general corporate costs ($63).

Placement

Placement segment general and administrative expenses in the first quarter of fiscal 2010 were $285, a decrease of $332, or 53.8%, from general and administrative expenses in the first quarter of fiscal 2009 of $617. The decrease was primarily due to lower corporate costs.

Corporate

Corporate segment general and administrative expenses in the first quarter of fiscal 2010 were $3,284, an increase of $357, or 12.2%, from general and administrative expenses in the first quarter of fiscal 2009 of $2,927. The increase was primarily due to an increase in stock compensation costs, partially offset by lower payroll costs.

Income Taxes

Income tax expense in the first quarter of fiscal 2010 was $269, an increase of $105, or 64%, from income tax expense in the first quarter of fiscal 2009 of $164. In the first quarter of fiscal 2010, the annualized effective tax rate was 14.6%, and in the first quarter of fiscal 2009, the annualized effective tax rate was 6.4%. Our income tax provision for the first quarter of fiscal 2010 consisted of alternative minimum tax, on our pretax income, state income taxes, interest and penalties on our uncertain tax provisions and book and tax basis differences on certain of our prior acquisitions. Our tax provision for the first quarter of fiscal 2009 consisted of alternative minimum tax on our pretax income, state income taxes and interest and penalties on our uncertain tax positions. Due to our history of incurring operating losses, we have established a valuation allowance on all of our deferred tax assets.

Liquidity and Capital Resources

Cash from Operations

Cash used in operating activities was $419 in the first quarter of fiscal 2010. Factors contributing to our cash used in operating activities were our net loss of $2,110 and uses of working capital of $1,731 mainly attributable to increases in inventory and accounts receivable, offset by an increase in accrued expenses. These uses of cash were offset by noncash items totaling $3,422, which included depreciation and amortization, and stock based compensation expense.

Cash used in operating activities was $2,699 in the first quarter of fiscal 2009. Factors contributing to our cash used in operating activities were our net loss of $2,723 and uses of working capital of $2,538 mainly attributable to increases in inventory and prepaid payroll and a decrease in accrued expenses, offset by lower accounts receivable. These uses of cash were offset by noncash items totaling $2,562, which included depreciation and amortization, and stock based compensation expense.

Investing Activities

Cash used in investing activities was $1,411 in the first quarter of fiscal 2010, as compared to cash used in investing activities of $1,185 in the first quarter of fiscal 2009.

Capital expenditures were $748 in the first quarter of fiscal 2010, as compared to $895 in the first quarter of fiscal 2008. Capital expenditures for the first quarter of fiscal 2010 were primarily for general operating purposes. We purchased $363 of mailing lists and other intangible assets during the first quarter of fiscal 2010, as compared to $290 during the first quarter of fiscal 2009.

In the first quarter of fiscal 2010, we paid approximately $300 in earnout payments related to prior acquisitions.

Financing Activities

Cash provided by financing activities in the amount of $35 for the first quarter of fiscal 2010, was due to the exercises of Company stock options by employees.

Cash used in financing activities in the amount of $773 in the first quarter of fiscal 2010, was primarily the result of shares of common stock surrendered to the Company by our employees to satisfy their tax withholding obligations upon the vesting of their restricted stock.

Cash used in financing activities was $730 in the first quarter of fiscal 2009, primarily as a result of shares of common stock surrendered to the Company by our employees to satisfy their tax withholding obligations upon the vesting of their restricted stock.

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

At April 30, 2010, our auction rates securities balance was $1,052. In May 2010, we liquidated $438 related to our auction rate securities.

At May 31, 2010, our auction rates securities balance was $614. We do not believe that we will be able to liquidate our remaining security within the next twelve months and consider this asset long-term in nature.

Critical Accounting Policies and Estimates

During the first quarter of fiscal 2010, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for fiscal 2009, for additional information relating to our use of estimates and other critical accounting policies.

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

For a discussion of these and other factors, please see the risks discussed in our Annual Report on Form 10-K for fiscal 2009 in Item 1A—Risk Factors and the risks discussed in this Quarterly Report.

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

Issuer Purchases of Equity Securities

During the first quarter of fiscal 2010, we did not purchase any shares under the Company’s stock repurchase program. At April 30, 2010, we had an unused authorization of approximately $3,005.

The following table provides information with respect to purchases by the Company of shares of its common stock during the first quarter of fiscal 2010:

(Amounts in thousands, except per share amounts)

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:

February-10	6	(1)	$7.72	—	$3,005

March-10	74	(1)	$8.05	—	3,005

April-10	18	(1)	$8.48	—	3,005

Total	98			—	$3,005

(1)

Represent shares of common stock surrendered to us by our employees to satisfy their tax withholding obligations upon the vesting of their restricted stock, valued at the closing price of the common stock as reported by The NASDAQ Stock Market on the date of the surrender.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOY, INC.

By:	/S/ JOSEPH D. FREHE
Joseph D. Frehe
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date:	June 9, 2010

EXHIBIT INDEX

EXHIBIT NUMBER

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated June 9, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated June 9, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.