Form 10-Q
period 2010-07-31
ALLOY INC
filed 2010-09-09
CIK 1080359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s common stock issued and outstanding as of August 31, 2010 was 12,874,123, excluding treasury shares.

ALLOY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLOY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 31, 2010	January 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,501	$26,178
Accounts receivable, net of allowance for doubtful accounts of $837 and $851, respectively	29,263	26,764
Unbilled accounts receivable	7,670	5,989
Inventory	5,389	3,478
Other current assets	4,802	5,607
Current assets of discontinued operations	—	4,098

Total current assets	107,625	72,114
Fixed assets, net	18,786	19,352
Goodwill	46,092	45,085
Intangible assets, net	5,923	6,776
Other assets	975	1,656
Noncurrent assets of discontinued operations	—	13,155

Total assets	$179,401	$158,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,806	$10,886
Deferred revenue	11,424	10,305
Accrued expenses and other current liabilities	20,912	17,655
Current liabilities of discontinued operations	—	10,098

Total current liabilities	52,142	48,944
Deferred tax liability	2,717	2,668
Other long-term liabilities	3,568	3,112

Total liabilities	58,427	54,724

Stockholders’ equity:
Common stock; $.01 par value: authorized 200,000 shares; issued and outstanding: 16,925 and 16,600 respectively	172	165
Additional paid-in capital	457,634	454,896
Accumulated deficit	(305,959)	(321,546)

	151,847	133,515
Less treasury stock, at cost: 4,064 and 3,963 shares, respectively	(30,873)	(30,101)

Total stockholders’ equity	120,974	103,414

Total liabilities and stockholders’ equity	$179,401	$158,138

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Services revenue	$35,024	$32,767	$72,087	$65,263
Product revenue	18,209	16,056	23,776	21,781

Total revenue	$53,233	$48,823	$95,863	$87,044

Cost of Goods Sold:
Costs of goods sold- services	15,772	12,840	33,158	27,300
Costs of goods sold- product	6,318	5,285	7,581	6,553

Total costs of goods sold	$22,090	$18,125	$40,739	$33,853

Expenses:
Operating	25,490	22,855	46,286	42,134
General and administrative	4,801	5,261	9,774	10,445
Depreciation and amortization**	1,618	1,547	3,271	3,028
Special charges	1,056	—	1,165	—

Total expenses	32,965	29,663	60,496	55,607

Operating income (loss) from continuing operations	(1,822)	1,035	(5,372)	(2,416)

Interest expense	(4)	(17)	(9)	(18)
Interest income and other	(387)	6	(394)	17

Income (loss) before income taxes	(2,213)	1,024	(5,775)	(2,417)
Income tax expense	(249)	(33)	(477)	(156)

Income (loss) from continuing operations	(2,462)	991	(6,252)	(2,573)
Income from discontinued operations, net of income taxes	20,159	963	21,839	1,804

Net income (loss)	$17,697	$1,954	$15,587	$(769)

Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.21)	$0.08	$(0.54)	$(0.22)
Income from discontinued operations	1.72	0.08	1.88	0.15

Net income (loss) - Basic	1.51	0.16	1.34	(0.07)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.21)	$0.08	$(0.54)	$(0.22)
Income from discontinued operations	1.56	0.07	1.71	0.14

Net income (loss) - Diluted	1.35	0.15	1.17	(0.08)

**	Includes amortization of intangibles of $777 and $689 for the three month periods ended July 31, 2010 and 2009, respectively, and includes amortization of intangibles of $1,555 and $1,298 for the six-month periods ended July 31, 2010 and 2009, respectively.

See accompanying notes to consolidated financial statements

ALLOY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended July 31,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$15,587	$(769)
Less net income from discontinued operations	$21,839	$1,804

Net loss from continuing operations	$(6,252)	$(2,573)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Loss on sale of operating assets	—	311
Depreciation and amortization of fixed assets	1,714	1,729
Deferred tax expense	221	—
Impairment charge on investments	109
Amortization of intangible assets	1,557	1,298
Provision for losses on accounts receivable	68	135
Stock compensation	2,646	1,833
Changes in operating assets and liabilities:
Accounts receivable	(4,248)	9,469
Inventory and other assets	(533)	(3,387)
Accounts payable, accrued expenses, and other	13,685	(4,733)
Net cash provided by (used in) operating activities attributable to discontinued operations	(1,780)	2,272

Net cash provided by operating activities	7,187	6,354

Cash Flows from Investing Activities
Capital expenditures	(1,146)	(1,488)
Acquisitions, net of cash acquired	—	275
Contingent consideration payments related to prior acquisitions	(940)	—
Purchase of domain name / mailing list / marketing rights	(704)	(609)
Net proceeds on the sale of operating assets	—	122
Net cash provided by (used in) investing activities attributable to discontinued operations	30,600	(693)

Net cash provided by (used in) investing activities	27,810	(2,393)

Cash Flows from Financing Activities
Issuance of common stock	99	—
Repurchase of common stock	(773)	(4,169)

Net cash used in financing activities	(674)	(4,169)

Net change in cash and cash equivalents	34,323	(208)

Cash and cash equivalents:

Beginning of period	$26,178	$32,116

End of period	$60,501	$31,908

See accompanying notes to consolidated financial statements

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Business and Financial Statement Presentation

Alloy, Inc. (the “Company” or “Alloy”) is one of the country’s largest providers of media and marketing programs offering advertisers the ability to reach youth and non-youth targeted consumer segments through a diverse array of assets and marketing programs, including digital, display, direct mail, content production and educational programming. Collectively, our businesses operate under the umbrella name Alloy Media + Marketing, but the division brand names have market recognition, such as Alloy Education, Alloy Entertainment, Alloy Marketing and Promotions (“AMP”), Alloy Access and On Campus Marketing (“OCM”).

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

On June 7, 2010, Alloy Media, LLC, an indirect wholly-owned subsidiary of the Company (“Alloy Media”), sold substantially all of its assets used exclusively in its FrontLine Marketing division (“FrontLine”), together with certain liabilities, for approximately $39,286 in cash, resulting in net cash proceeds to the Company of approximately $36,451, excluding estimated tax. A net gain of $19,648 related to the sale was recorded. The disposition was deemed to be material to the Company requiring pro forma information, which was filed in Form 8-K in conjunction with the sale. The sale of FrontLine is fully discussed in Note 7 to the Consolidated Financial Statements.

For all periods presented, the financial operations and financial position of FrontLine are reported as discontinued operations.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (“fiscal 2009”), taking into account the differences for discontinued operations

In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of consolidated operations and cash flows of the Company for the periods presented, have been made. Certain previously reported amounts have been reclassified to conform to the current presentation. The Company’s business is seasonal. The Company’s third quarter has historically been its most significant in terms of revenue and operating income with the majority of the Company’s revenues and operating income being earned during the third and fourth quarters of its fiscal year. The results of operations for the three month period ended July 31, 2010 is not necessarily indicative of the operating results for a full fiscal year, particularly in light of the disposition of FrontLine.

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

Discontinued Operations – The Company determined, in accordance with generally accepted accounting principles (“GAAP”), that for reporting purposes the operations of FrontLine should be reported as discontinued operations for all periods presented.

Management’s plan to divest and the divesture of FrontLine both occurred within the Company’s second fiscal quarter of fiscal 2010. FrontLine has been classified in the Company’s Consolidated Financial Statements as discontinued operations. The discontinued operations on the Statement of Operations have been reported, net of applicable income taxes. Additionally, segment information does not include the results of businesses classified as discontinued operations.

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

During the three-month period ended July 31, 2010 and the six-month periods ended July 31, 2010 and 2009, respectively, the Company was in a net loss position. As a result, unvested shares of restricted stock of 1,161, 1,161 and 941 were excluded in the calculation of EPS using the two-class method for the three-month period ended July 31, 2010 and six-month periods ended July 31, 2010 and 2009, respectively, because the effect would be antidilutive due to the net loss for the period.

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

The computation of basic and diluted earnings per share from continuing operations under the two-class method is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net income (loss) from continuing operations	$(2,462)	$991	$(6,252)	$(2,573)

Less: income allocated to participating securities from continuing operations	—	72	—	—

Income (loss) available to common stockholders from continuing operations	$(2,462)	$919	$(6,252)	$(2,573)

Weighted-average common shares outstanding - basic	11,733	11,922	11,607	11,841

Effect of dilutive employee restricted stock	—	941	—	—

Weighted-average common shares and share equivalents outstanding - diluted	11,733	12,863	11,607	11,841

Earnings (loss) per share from continuing operations - basic	$(0.21)	$0.08	$(0.54)	$(0.22)

Earnings (loss) per share from continuing operations - diluted	$(0.21)	$0.08	$(0.54)	$(0.22)

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

3. Stock-Based Compensation

The total stock-based compensation expense (for stock option and restricted stock grants) for the three-month periods ended July 31, 2010 and 2009 was $1,342 and $1,029, respectively, of which $593 and $510, respectively, were included in operating expenses in the Consolidated Statement of Operations, and $749 and $427, respectively, were included in general and administrative expenses in the Consolidated Statement of Operations. For the six-month periods ended July 31, 2010 and 2009, the total stock-based compensation expense was $2,646 and $1,833, respectively, of which $1,098 and $920, respectively, were included in operating expenses in the Statement of Operations and $1,548 and $913, respectively, were included in general and administrative expenses in the Statement of Operations.

Stock Options

The weighted-average fair value of each option as of the grant date was $3.65 and $1.87 for the six months ended July 31, 2010 and 2009, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended July 31, 2010	Year Ended January 31, 2010
Risk-free interest rate	1.98%	2.57%
Expected lives (in years)	4.5	4.5
Expected volatility	45.6%	47.3%
Expected dividend yield	—	—

Forfeitures are estimated on the date of grant. On an annual basis, the forfeiture rate and compensation expense are adjusted and revised, as necessary, based on actual forfeitures.

The following is a summary of stock option activity for the six-month period ended July 31, 2010:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 2010	2,270	$10.21
Options granted	204	8.50
Options exercised	(13)	7.37
Options forfeited or expired	(83)	14.33

Outstanding at July 31, 2010	2,378	$9.92

Fully vested and exercisable at July 31, 2010	1,600	$11.06

Available for future grants	1,089

Restricted Stock

The Company has historically awarded restricted shares of common stock to directors and certain employees that typically vest over periods of up to three years although in some instances vesting dates have been longer. The majority of these awards are service based, but a portion of these awards combine service and market based components for vesting requirements. Compensation expense related to the restricted stock awards equals the fair market value on the date of grant net of estimated forfeitures, and is expensed ratably over the vesting period. In the three-month period ended July 31, 2010, the Company awarded 183 restricted shares with a weighted-average life of three years and a fair market value of $1,534.

Unearned compensation expense related to restricted stock grants at July 31, 2010 was $6,947. This expense is expected to be recognized over a weighted-average period of approximately 2.1 years. Total compensation expense attributable to restricted stock grants for the three-month periods ended July 31, 2010 and 2009 was $1,006 and $767, respectively. For the six-month periods ended July 31, 2010 and 2009, total compensation expense attributable to restricted stock grants was $1,967 and $1,269, respectively.

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

The following is a summary of restricted stock activity for the six-month period ended July 31, 2010:

	Shares	Weighted-Average Fair Value Per Share
Unvested at January 31, 2010	1,247	$6.78
Granted	439	8.10
Vested	(496)	6.97
Forfeited	(30)	5.50

Unvested at July 31, 2010 (unaudited)	1,160	$7.23

Warrants

At July 31, 2010, there were 255 warrants outstanding and exercisable with an average exercise price of $76.52 per share and a weighted average contractual term of 1.5 years.

4. Goodwill and Intangible Assets

Goodwill

The acquired goodwill as of July 31, 2010 and January 31, 2010, is as follows:

	July 31, 2010	Adjustments		January 31, 2010
	(Unaudited)
Promotion	$25,733	$907	(1)	$24,826
Media	19,843	100		19,743
Placement	516	—		516

Total	$46,092	$1,007		$45,085

(1)	During the first six months of fiscal 2010, the Company recorded a contingent payment of $907 related to the Fulgent earnout.

Intangibles

The acquired intangible assets as of July 31, 2010 and January 31, 2010 are as follows:

	Gross Carrying Amounts	Accumulated Amortization	Net

At July 31, 2010:
(Unaudited)
Amortizable intangible assets:
Client relationships	$7,989	$6,374	$1,615
Noncompetition agreements	2,348	1,761	587
Websites	1,893	1,292	601
Mailing lists	4,805	3,310	1,495
Marketing rights	175	160	15

	17,210	12,897	4,313
Indefinite-lived intangible assets:
Trademarks	1,610	—	1,610

Total intangible assets	$18,820	$12,897	$5,923

At January 31, 2010:
Amortizable intangible assets:
Client relationships	$7,809	$5,818	$1,991
Noncompetition agreements	2,168	1,642	526
Websites	1,893	1,069	824
Mailing lists	4,463	2,682	1,781
Marketing rights	175	131	44

	16,508	11,342	5,166
Indefinite-lived intangible assets:
Trademarks	1,610	—	1,610

Total intangible assets	$18,118	$11,342	$6,776

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

5. Unbilled Accounts Receivable

Unbilled accounts receivable are a normal part of the Company’s business. Placement and Media segment receivables are typically invoiced in the month following the receipt of the proof-of-performance documentation. At July 31, 2010 and January 31, 2010, there were $7,670 and $5,989, respectively, of unbilled receivables.

6. Detail of Certain Balance Sheet Accounts

	July 31, 2010	January 31, 2010
	(Unaudited)
Accrued expenses and other current liabilities
Accrued acquisition costs	$972	$905
Accrued compensation and sales commissions	5,604	5,906
Program accrual (1)	4,381	4,323
Promotions accrual (2)	1,455	1,274
Other	8,500	5,247

	$20,912	$17,655

(1)	The program accrual consists primarily of program costs including other commissions, labor, supplies, printing, delivery and fulfillment.
(2)	The promotions accrual consists primarily of hourly outside labor costs and travel and expense related fees.

7. Discontinued Operations

As discussed in Note 1, on June 7, 2010, Alloy Media sold substantially all of its assets used exclusively in its FrontLine business, together with certain liabilities, for approximately $39,300 in cash, resulting in net cash proceeds to the Company of approximately $36,500, excluding estimated tax.

Below is a summary of the financial statement information for FrontLine which is included as part of discontinued operations for all interim periods presented:

FrontLine Balance Sheet

	July 31, 2010	January 31, 2010
	(Unaudited)

Accounts receivable, net	$—	$3,995
Other assets	—	103

Total current assets	—	4,098

Fixed assets, net	—	2,768
Goodwill	—	10,212
Intangible assets, net	—	175

Total assets	$—	$17,253

Accounts payable	$—	$150
Deferred revenue	—	745
Accrued expenses	—	9,203

Total liabilities	$—	$10,098

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

FrontLine Statement of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Total revenue	$2,389	$5,399	$9,122	$10,156

Total cost of goods sold	(1,178)	(2,837)	(4,340)	(5,253)

Total expenses	(688)	(1,552)	(2,538)	(3,011)

Income from discontinued operations	$523	$1,010	$2,244	$1,892

Gain on sale of FrontLine	20,276	—	20,276	—

Income taxes	(640)	(47)	(681)	(88)

Net income from discontinued operations	$20,159	$963	$21,839	$1,804

The computation of basic and diluted earnings per share from discontinued operations under the two-class method is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net income from discontinued operations	$20,159	$963	$21,839	$1,804

Less: income allocated to participating securities from continuing operations	1,815	70	1,985	133

Income available to common stockholders from discontinued operations	$18,344	$893	$19,854	$1,671

Weighted-average common shares outstanding - basic	11,733	11,922	11,607	11,841

Effect of dilutive employee restricted stock	1,161	941	1,161	941

Weighted-average common shares and share equivalents outstanding - diluted	12,894	12,863	12,768	12,782

Earnings per share from discontinued operations - basic	$1.72	$0.08	$1.88	$0.15

Earnings per share from discontinued operations - diluted	$1.56	$0.07	$1.71	$0.14

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

Goodwill and Intangible Assets of Discontinued Operations

In conjunction with the sale of FrontLine, the Company allocated to discontinued operations all intangible assets that were recorded in conjunction with the April 2007 acquisition, including contingent consideration payments that were made to FrontLine executives.

The conclusion was reached primarily due to the fact that FrontLine continued to maintain its’ own operational infrastructure and management team, essentially operating on a standalone basis since April 2007. The Company allocated $10,212 of goodwill and $175 of intangible assets to FrontLine.

Gain on Sale of Discontinued Operations

The Company recognized a gain, net of taxes, on the sale of FrontLine in the amount of $19,648. The following table details the significant components of the net gain:

June 7, 2010
(Unaudited)
Purchase price per asset sale agreement	$36,000
Working capital adjustment	3,286

Gross cash proceeds	39,286
Less total transaction costs	2,835

Net cash proceeds	36,451
Less:
FrontLine net assets sold	16,175

Income tax on gain on sale	628

Gain on sale of FrontLine, net of income taxes	$19,648

8. Special Charges

The “special charges” line item on the Consolidated Statements of Operations is comprised of the following:

	Three months ended July 31, 2010
	Promotion	Media	Placement	Corporate	Total
Impairment of auction rate securities	$—	$—	$—	$110	$110
Merger transaction costs	—	—	—	946	946

Total special charges	$—	$—	$—	$1,056	$1,056

	Six months ended July 31, 2010
	Promotion	Media	Placement	Corporate	Total
Impairment of auction rate securities	$—	$—	$—	$110	$110
Merger transaction costs	—	—	—	1,055	1,055

Total special charges	$—	$—	$—	$1,165	$1,165

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

As described in the Form 8-K filed on June 28, 2010, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Alloy Media Holdings, L.L.C., a Delaware limited liability company (“Parent”), and Lexington Merger Sub Inc., a wholly-owned subsidiary of Parent (“Merger Subsidiary”). Parent is a newly-formed entity to be owned by ZM Capital, L.P. and other co-investors. In addition, certain members of management of Alloy, including Matthew C. Diamond, Chief Executive Officer and James K. Johnson, President and Chief Operating Officer, in connection with such transaction will exchange a portion of their Alloy shares for an equity interest in Parent. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Subsidiary will merge with and into Alloy, and Alloy will become a wholly-owned subsidiary of Parent (the “Merger”). The Company received notice that the Federal Trade Commission and the Department of Justice terminated the mandatory waiting period under the Hart-Scott-Rodino Act on July 23, 2010 and the Company is waiting SEC approval to distribute to its stockholders the definitive proxy statement soliciting their votes to approve the merger. The Company expects this transaction to close during its third fiscal quarter. The merger transaction costs above include legal and accounting expenses related to such merger.

9. Common Stock

Common Stock Transactions

During the second quarter of fiscal 2010, employees surrendered to the Company approximately 1 share of common stock to satisfy tax-withholding obligations.

Common Stock Transactions – Stock Repurchase Program

During the first six months of fiscal 2010, the Company did not repurchase any shares under the Company’s stock repurchase program.

At July 31, 2010, the Company had an unused authorization of approximately $3,005.

Common Stock Outstanding

The number of shares of common stock outstanding as of July 31, 2010 was 16,924,773, or 12,860,959 excluding treasury shares.

10. Segment Reporting

The following table sets forth the Company’s financial performance by reportable operating segment:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenue:
Promotion	$27,645	$27,155	$42,182	$42,221
Media	14,993	14,768	30,924	28,473
Placement	10,595	6,900	22,757	16,350

Total revenue	$53,233	$48,823	$95,863	$87,044

Operating income (loss) from continuing operations:
Promotion	$4,035	$3,558	$2,699	$3,357
Media	(1,892)	1,121	(877)	1,109
Placement	599	14	985	247
Corporate	(4,564)	(3,658)	(8,179)	(7,129)

Total operating income (loss) from continuing operations	$(1,822)	$1,035	$(5,372)	$(2,416)

ALLOY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Unaudited)

	At July 31, 2010	At January 31, 2010
	(Unaudited)
Total Assets:
Promotion	$36,664	$35,949
Media	61,519	60,656
Placement	12,464	11,085
Corporate	68,754	33,195

Total Assets	$179,401	$140,885

11. Income Taxes

For the three and six months ended July 31, 2010 and 2009, the Company recorded income tax expense from continuing operations of $249 and $33, and $477 and $156, respectively, which was a combination of state taxes, alternative minimum tax, interest and penalties on uncertain tax positions and income tax expense recorded on books and tax basis differences related to certain of the Company’s prior year acquisitions. The Company continues to maintain a full valuation allowance against its net deferred tax assets. As noted below the Company utilized a portion of its deferred tax assets to offset the gain resulting from the sale of FrontLine.

As of July 31, 2010, the Company’s total liability for net uncertain tax positions, including the liability for interest and penalties as described above, was $883. At January 31, 2010 the liability was $818. During the six-month period ended July 31, 2010, the Company did not settle any of its uncertain tax positions.

During the six-month period ended July 31, 2010, the Company expensed approximately $30 of interest expense and penalties related to the unrecognized tax benefits.

The Company’s subsidiaries join in the filing of a United States federal consolidated income tax return. The United States federal statute of limitations remains open for the years 2004 onward. To the Company’s knowledge, it is not currently under examination by the Internal Revenue Service.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. During the six-month period ended July 31, 2010, the Company did not reverse any uncertain tax positions due to expiring statutes.

It is expected that the amount of uncertain tax positions will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

Gain on Sale of FrontLine

As more fully discussed in Note 7, the Company sold the assets and certain liabilities of FrontLine and recognized a book gain of $20,276. The taxable gain on the sale of FrontLine totaled $22,415, all of which will be offset by the Company’s net operating losses for federal income tax purposes. For state income tax purposes, the Company applied an effective state income tax rate to the taxable gain. The Company, will however, be subject to alternative minimum tax for federal income tax purposes. The Company recorded $478 in federal income tax expense and $359 in state income tax expense related to the gain for the three and six months ended July 31, 2010. These amounts were offset by a reversal of a deferred tax liability in the amount of $209, which represented the differences between the book basis and the tax basis in FrontLine’s assets as of the date of sale.

12. Commitments and Contingencies

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

On June 29, 2010, the Company, its directors, and ZelnickMedia LLC (“Zelnick”) were named as defendants in a putative class action complaint, captioned Teitelbaum v. Diamond., et al., C.A. No. 5604, filed in the Court of Chancery of the State of Delaware. On July 8, 2010, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned City of Livonia Employees Retirement System v. Diamond, et al., C.A. No. 5626. This lawsuit also named as defendants Alloy Media Holdings, L.L.C., Lexington Merger Sub Inc., Natixis Caspian Private Equity, LLC, Rosemont Solebury Co-Investment Fund, L.P. and Genspring Family Offices, LLC. On July 26, 2010, the actions were consolidated under the caption In re Alloy, Inc. Shareholder Litigation, C.A. No. 5626. On August 9, 2010, plaintiffs filed an amended complaint, purportedly on behalf of a class of stockholders, alleging that the intrinsic value of Alloy common stock is materially in excess of the amount offered for those securities in the merger and that our directors breached their fiduciary duties by agreeing to the merger price, thereby depriving plaintiffs of the opportunity to realize any increase in the value of Alloy stock. The amended complaint also alleges that the Preliminary Proxy omits material information concerning the merger and is materially misleading. The amended complaint further alleges that Zelnick, Parent, Merger Sub and the other additional defendants named therein, aided and abetted the supposed breaches of fiduciary duty by our directors. The action seeks injunctive and other equitable relief, damages, fees and costs. Simultaneously with filing their amended complaint, plaintiffs filed a motion for expedited proceedings, seeking an order setting a schedule for expedited discovery and a hearing on their application for injunctive relief prior to the shareholder meeting. On August 25, 2010, the court denied plaintiffs’ motion. On August 27, 2010, defendants filed motions to dismiss the amended complaint and to stay discovery pending resolution of the motions to dismiss. The Company believes that the claims asserted in the lawsuits are without merit.

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

On June 24, 2010, the Company announced that an investor group led by Zelnick agreed to acquire the Company for $9.80 per share in cash and that certain members of Alloy’s senior management will invest in the transaction in conjunction with Zelnick. This transaction is subject to Alloy stockholder approval, the satisfaction of certain financial conditions and other customary terms and conditions. The Company received notice that the Federal Trade Commission and the Department of Justice terminated the mandatory waiting period under the Hart-Scott-Rodino Act on July 23, 2010. The Company is awaiting SEC approval to distribute to its stockholders the definitive proxy statement soliciting their votes to approve the merger. The Company expects this transaction to close during its third fiscal quarter.

If the proposed merger is not completed or we are not otherwise acquired, the Company’s board of directors will review and consider other strategic alternatives, including, among other things, the possible sale of certain of our lines of business, maintaining the status quo, returning capital to stockholders, divesting certain non-core assets to focus on the media segment, seeking a minority investment from a strategic or financial partner or attempting to implement a sale of the Company with either a financial or strategic buyer.

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

Three Months Ended July 31, 2010 Compared with Three Months Ended July 31, 2009

	Three months ended July 31, 2010 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$9,436	$14,993	$10,595	—	$35,024
Product revenue	18,209	—	—	—	18,209

Total revenue	$27,645	$14,993	$10,595	—	$53,233
Cost of goods sold:
Cost of goods sold – services	$4,262	$3,843	$7,667	—	$15,772
Cost of goods sold – product	6,318	—	—	—	6,318

Total cost of goods sold	$10,580	$3,843	$7,667	—	$22,090
Expenses:
Operating	$11,713	$11,342	$1,998	$437	$25,490
General and administrative	993	636	327	2,845	4,801
Depreciation and amortization	324	1,064	4	226	1,618
Special charges	—	—	—	1,056	1,056

Total expenses	$13,030	$13,042	$2,329	$4,564	$32,965

Operating income (loss)	$4,035	$(1,892)	$599	$(4,564)	$(1,822)

	Three months ended July 31, 2009 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$11,099	$14,768	$6,900	—	$32,767
Product revenue	16,056	—	—	—	16,056

Total revenue	$27,155	$14,768	$6,900	—	$48,823
Cost of goods sold:
Cost of goods sold – services	$5,993	$1,657	$5,190	—	$12,840
Cost of goods sold – product	5,285	—	—	—	5,285

Total cost of goods sold	$11,278	$1,657	$5,190	—	$18,125
Expenses:
Operating	$10,954	$9,852	$1,275	$774	$22,855
General and administrative	1,130	1,052	415	2,664	5,261
Depreciation and amortization	236	1,085	6	220	1,547

Total expenses	$12,320	$11,989	$1,696	$3,658	$29,663

Operating income (loss)	$3,557	$1,122	$14	$(3,658)	$1,035

Revenue

Revenue in the second quarter of fiscal 2010 was $53,233, an increase of $4,410, or 9.0%, from revenue of $48,823 in the second quarter fiscal 2009. Revenue increased in each of our segments.

Promotion

Promotion segment revenue in the second quarter of fiscal 2010 was $27,645, an increase of $490, or 1.8%, from revenue of $27,155 in the second quarter of fiscal 2009. Revenue increased in the Company’s OCM businesses of $2,150, respectively, partially offset by a decrease in the AMP Agency and sampling business of $1,660.

Media

Media segment revenue in the second quarter of fiscal 2010 was $14,993, an increase of $225, or 1.5%, from revenue of $14,768 in the second quarter of fiscal 2009. The increase was primarily due to increases in our Digital, Alloy Education and Display Board businesses of $790, $720, and $190, respectively, which were partially offset by decreases in our Channel One business of $1,000 and Alloy Entertainment and print businesses of $470.

Placement

Placement segment revenue in the second quarter of fiscal 2010 was $10,595, an increase of $3,695, or 53.6%, from revenue of $6,900 in the second quarter of fiscal 2009. The increase was primarily due to increases in military, multicultural, broadcast, and general market advertising of $3,610.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold in the second quarter of fiscal 2010 was $10,580, a decrease of $698, or 6.2%, from cost of goods sold of $11,278 in the second quarter of fiscal 2009. The decrease was primarily due to temporary labor ($530) and production costs ($210).

Media

Media segment cost of goods sold in the second quarter of fiscal 2010 was $3,843 an increase of $2,186, from cost of goods sold of $1,657, in the second quarter fiscal 2009. The increase was primarily due to an increase in net production costs for Channel One ($2,130) and increased payroll costs ($100), which were offset by a decrease in temporary labor ($25).

Placement

Placement segment cost of goods sold in the second quarter of fiscal 2010 was $7,667, an increase of $2,477, or 47.7%, from cost of goods sold in the second quarter of fiscal 2009 of $5,190. The increase is in direct proportion to the increase in revenue.

Operating Expenses

Promotion

Promotion segment operating expenses in the second quarter of fiscal 2010 were $11,713, an increase of $759, or 6.9%, from operating expenses of $10,954 in the second quarter of fiscal 2009. The increase was primarily due to increases in payroll ($470), travel costs ($140), marketing costs ($120), and facilities costs ($105), which were offset by a decrease in mailing costs ($225).

Media

Media segment operating expenses in the second quarter of fiscal 2009 were $11,342 an increase of $1,490, or 15.1%, from operating expenses of $9,852 in the second quarter of fiscal 2009. The increase was primarily due to increases in general corporate costs ($1,295), payroll costs ($415), and facilities costs ($280), which were offset by decreases in maintenance ($555) and consulting costs ($115).

Placement

Placement segment operating expenses in the second quarter of fiscal 2010 were $1,998, an increase of $723, or 56.7%, from operating expenses of $1,275 in the second quarter of fiscal 2009. The increase was primarily due to an increase in payroll costs ($800), which was offset by a decrease in general corporate costs ($135).

Corporate

The Corporate segment operating expenses in the second quarter of fiscal 2010 were $437, a decrease of $337, or 43.5%, from operating expenses of $774, in the second quarter of fiscal 2009. The decrease was primarily due to a decrease in information technology costs ($385), which was offset by an increase in general corporate costs ($50).

General and Administrative

Promotion

Promotion segment general and administrative expenses in the second quarter of fiscal 2010 were $993, a decrease of $137, or 12.1%, as compared to $1,130 in the second quarter of fiscal 2009. The decrease was primarily due to a decrease in general corporate costs ($140).

Media

Media segment general and administrative expenses in the second quarter of fiscal 2010 were $636, a decrease of $416, or $39.5%, as compared to $1,052 in the second quarter of fiscal 2009. The decrease was primarily due to decreases in general corporate costs ($430) and payroll costs ($85).

Placement

Placement segment general and administrative expenses in the second quarter of fiscal 2010 were $327, a decrease of $88, or 21.2%, as compared to general and administrative expenses of $415 in the second quarter of fiscal 2009. The decrease was primarily due to a decrease in general corporate costs.

Corporate

The Corporate segment general and administrative expenses in the second quarter of fiscal 2010 were $2,845, an increase of $181, or 6.8%, from general and administrative expenses of $2,664 in the second quarter of fiscal 2009. The increase was primarily due to higher general corporate cost ($325), and stock based compensation expense ($240), which were offset by a decrease in payroll ($260) and professional fees ($135).

Special Charges

Special charges for the second quarter of fiscal 2010 were $1,056, which included $946 of merger transaction costs and an impairment charge to our auction rate securities of $110. There were no special charges recorded during the second quarter of fiscal 2009.

Six Months Ended July 31, 2010 Compared with Six Months Ended July 31, 2009

	Six months ended July 31, 2010 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$18,406	$30,924	$22,757	—	$72,087
Product revenue	23,776	—	—	—	23,776

Total revenue	$42,182	$30,924	$22,757	—	$95,863
Cost of goods sold:
Cost of goods sold – services	$9,177	$7,049	$16,932	—	$33,158
Cost of goods sold – product	7,581	—	—	—	7,581

Total cost of goods sold	$16,758	$7,049	$16,932	—	$40,739
Expenses:
Operating	$20,171	$21,365	$4,219	$531	$46,286
General and administrative	1,904	1,238	612	6,020	9,774
Depreciation and amortization	650	2,150	9	462	3,271
Special charges	—	—	—	1,165	1,165

Total expenses	$22,725	$24,753	$4,840	$8,178	$60,496

Operating income (loss)	$2,699	$(878)	$985	$(8,178)	$(5,372)

	Six months ended July 31, 2009 (Unaudited)
	Promotion	Media	Placement	Corporate	Total
Revenues:
Services revenue	$20,440	$28,473	$16,350	—	$65,263
Product revenue	21,781	—	—	—	21,781

Total revenue	$42,221	$28,473	$16,350	—	$87,044
Cost of goods sold:
Cost of goods sold – services	$10,955	$4,236	$12,109	—	$27,300
Cost of goods sold – product	6,553	—	—	—	6,553

Total cost of goods sold	$17,508	$4,236	$12,109	—	$33,853
Expenses:
Operating	$18,679	$19,419	$2,947	$1,089	$42,134
General and administrative	2,229	1,593	1,032	5,591	10,445
Depreciation and amortization	448	2,116	15	449	3,028

Total expenses	$21,356	$23,128	$3,994	$7,129	$55,607

Operating income (loss)	$3,357	$1,109	$247	$(7,129)	$(2,416)

Revenue

Revenue for the six months ended July 31, 2010 was $95,863, an increase of $8,819, or 10.1%, from revenue of $87,044 for the six months ended July 31, 2009. Revenue increased in our Placement and Media segments by $6,400 and $2,450, respectively, which were offset by a slight decrease in our Promotion segment.

Promotion

Promotion segment revenue for the six months ended July 31, 2010 was $42,182, a decrease of $39, or 0.1%, from revenue of $42,221 for the six months ended July 31, 2009. Revenue decreased in the Company’s AMP Agency business of $1,840, which was offset by an increase in the OCM business of $1,800.

Media

Media segment revenue for the six months ended July 31, 2010 was $30,924, an increase of $2,451, or 8.6%, from revenue of $28,473 for the six months ended July 31, 2009. The increase was primarily due to increases in our Alloy Digital, Display Board, and Alloy Education and Alloy Entertainment businesses of $1,630, $1,190, $1,170, and $790, respectively, which were offset by a decrease in our Channel One and print businesses of $1,940 and $440, respectively.

Placement

Placement segment revenue for the six months ended July 31, 2010 was $22,757 an increase of $6,407, or 39.2%, from revenue of $16,350 for the six months ended July 31, 2009. The increase was primarily due to increases in college, multicultural, military, broadcast and general market advertising of $6,480.

Cost of Goods Sold

Promotion

Promotion segment cost of goods sold for the six months ended July 31, 2010 was $16,758, a decrease of $750, or 4.3%, from cost of goods sold of $17,508 for the six months ended July 31, 2009. The decrease was primarily due to decreases in payroll and temporary labor costs ($695), and production costs ($130), which were offset by an increase in travel costs ($80).

Media

Media segment cost of goods sold for the six months ended July 31, 2010 was $7,049, an increase of $2,813, or 66.4%, from cost of goods sold of $4,236 for the six months ended July 31, 2009. The increase was primarily due to increases in net production costs for Channel One ($2,535), and payroll costs ($350).

Placement

Placement segment cost of goods sold for the six months ended July 31, 2010 was $16,932, an increase of $4,823, or 39.8%, from cost of goods sold of $12,109 for the six months ended July 31, 2009. The increase is in direct proportion to the increase in revenue.

Operating Expenses

Promotion

Promotion segment operating expenses for the six months ended July 31, 2010 were $20,171, an increase of $1,492, or 8.0%, from operating expenses of $18,679 for the six months ended July 31, 2009. The increase was primarily due increased payroll ($1,020), travel costs ($215), and general corporate costs ($180), which were partially offset by a decrease in mailing costs ($405).

Media

Media segment operating expenses for the six months ended July 31, 2010 were $21,365, an increase of $1,946, or 10.0%, from operating expenses of $19,419 for the six months ended July 31, 2009. The increase was primarily due to increases in general corporate costs ($1,640), payroll costs ($630), and facilities costs ($375), which were offset by decreases in maintenance costs ($720) and consulting costs ($170).

Placement

Placement segment operating expenses for the six months ended July 31, 2010 were $4,219, an increase of $1,272, or 43.2%, from operating expenses of $2,947 for the six months ended July 31, 2009. The increase was primarily due to increases in payroll related costs ($1,100) and general corporate costs ($110).

Corporate

The Corporate segment operating expenses for the six months ended July 31, 2010 were $531, a decrease of $558, or 51.2%, from operating expenses of $1,089 for the six months ended July 31, 2009. The decrease was primarily due to decreases in information technology costs ($420), payroll costs ($65), and general corporate costs.

General and Administrative

Promotion

Promotion segment general and administrative expenses for the six months ended July 31, 2010 were $1,904, a decrease of $325, or 14.6%, as compared to general and administrative expenses of $2,229 for the six months ended July 31, 2009. The decrease was primarily due to decreases in general corporate costs ($345) and travel costs ($15), which were offset by an increase in payroll costs ($50).

Media

Media segment general and administrative expenses for the six months ended July 31, 2010 were $1,238, a decrease of $355, or 22.3%, as compared to general and administrative expenses of $1,593 for the six months ended July 31, 2009. The decrease was primarily due to decreases in general corporate costs ($200) and payroll related costs ($130).

Placement

Placement segment general and administrative expenses for the six months ended July 31, 2010 were $612, a decrease of $420, or 40.7%, as compared to general and administrative expenses of $1,032 for the six months ended July 31, 2009. The decrease was primarily due to a decrease in general corporate costs ($410).

Corporate

The Corporate segment general and administrative expenses for the six months ended July 31, 2010 were $6,020, an increase of $429, or 7.7%, from general administrative expenses of $5,591 for the six months ended July 31, 2009. The increase was primarily due to increases in stock based compensation ($645), general corporate costs ($600) and information technology costs ($80), which were offset by lower payroll costs ($585) and professional fees ($300).

Special Charges

Special charges for the six months ended July 31, 2010 were $1,165, which included $1,055 of merger transaction costs and an impairment charge to our auction rate securities of $110. There were no special charges recorded during the six months ended July 31, 2009.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities was $7,187 for the six months ended July 31, 2010. Net loss from continuing operations was $6,252 and uses of working capital items totaled $8,904, which was primarily due to increases in accounts receivable due to lower collections, offset by higher accrued expenses. These uses of cash for continuing operations were offset by non cash items of $6,315, which were primarily depreciation, amortization and stock based compensation. Net cash provided by discontinued operations totaled $1,780, consisting of FrontLine’s net income of $21,839 and non-cash depreciation and amortization, offset by the gain on the sale of FrontLine of $20,276.

        Cash provided by operating activities was $6,354 for the six months ended July 31, 2009. Factors contributing to our cash provided by operating activities were uses of working capital of $1,349, primarily as a result of improvements in our accounts receivable collections, non-cash items of $4,995, which included depreciation and amortization, bad debt and stock based compensation expense. These items were offset by our net loss of $769 and the loss on the sale of assets related to the health club network of $311. Net income from discontinued operations was $1,804, which was primarily related to the net income earned by FrontLine. Net cash provided by discontinued operations totaled $2,272, consisting primarily of the net income of FrontLine of $1,804.

Investing Activities

Cash provided by investing activities was $27,810 during the six months ended July 31, 2010. The increase during the six months ended July 31, 2010, was primarily due to the cash provided by discontinued operations of $30,600, consisting of $36,450 of proceeds received on the sale of FrontLine, offset by $5,700 of contingent consideration paid to FrontLine and $153 of capital expenditures. The net cash provided by discontinued operations was offset by capital expenditures of $1,146, contingent consideration payments of $940 related to the Fulgent Media Group, Inc. and Pixel Bridge, Inc. earnouts, and purchases of mailing lists and other intangible assets of $704.

Cash used in investing activities was $2,393 during the six months ended July 31, 2009. Capital expenditures were $1,488 and purchases of mailing lists and other intangible assets totaled $609. These uses were offset by sources of net cash through acquisitions and the sale of the health club network. Net cash used by discontinued operations was $693 and consisted primarily of capital expenditures of FrontLine for the period.

Financing Activities

Cash used in financing activities in the amount of $674 for the six months ended July 31, 2010, was primarily the result of shares of common stock surrendered to the Company by our employees to satisfy their tax withholding obligations upon the vesting of their restricted stock of $773, offset by the exercise of employee stock options of $99.

Cash used in financing activities was $4,169 during the six months ended July 31, 2009, as a result of repurchases of our common stock.

We believe our existing cash, cash equivalents and investments balances, together with anticipated cash flows from operations, should be sufficient to meet our working capital and operating requirements for at least the next twelve months.

If our current sources of liquidity and cash generated from our operations are insufficient to satisfy our cash needs, we may be required to enter into a new credit facility or raise additional capital. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Alternatively, or in addition to equity related funding, we may seek various short term and term credit facilities, such as those that we have had in the past, with one or more institutional lenders. If financing is not available for working capital and for investment, we may have to adjust our operations and restrict our product development and enhancement as well as curtail acquisitions of products and services that expand our offerings. There is no assurance that we will be able to obtain financing when needed, or on terms that are acceptable to management. A lack of financing in sufficient amounts to our requirements could adversely affect our growth and ability to respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

At July 31, 2010, our auction rates securities balance was $504. In August, we liquidated the remaining outstanding portion of our auction rate securities balance for $504 in cash.

As a condition to the Zelnick merger agreement, Alloy has agreed to pay Zelnick a termination fee of $3,900 if the merger agreement is terminated for certain reasons, including if there is an adverse recommendation change, which includes Alloy failing to make, or withdrawing or modifying in a manner adverse to Zelnick, the recommendation of Alloy’s board of directors to Alloy’s stockholders to approve and adopt the merger agreement (or recommend an acquisition proposal or take any action or make any statement inconsistent with the recommendation of Alloy’s board of directors to approve and adopt the merger agreement). Alloy has also agreed to reimburse Zelnick up to $2,500 for expenses actually incurred in certain circumstances, including if the merger is not completed by December 15, 2010 or if stockholder approval has not been obtained or if there is a material, uncured breach by Alloy under the merger agreement that would cause the failure of a closing condition.

Critical Accounting Policies and Estimates

During the first six months of fiscal 2010, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for fiscal 2009, for additional information relating to our use of estimates and other critical accounting policies.

Discontinued Operations – The Company determined, in accordance with generally accepted accounting principles (“GAAP”), that for reporting purposes the operations of FrontLine should be reported as discontinued operations for all periods presented.

Management’s plan to divest and the divesture of FrontLine both occurred within the Company’s second fiscal quarter of fiscal 2010. FrontLine has been classified in the Company’s Consolidated Financial Statements as discontinued operations. The discontinued operations on the Statement of Operations have been reported, net of applicable income taxes. Additionally, segment information does not include the results of businesses classified as discontinued operations.

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

The forward-looking statements and our evaluation of the Company should take into consideration the proposed going private transaction that is subject to shareholder approval and a number of conditions that must satisfied to be able to consummate the transaction and the current and future costs payable by the Company.

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

On June 29, 2010, the Company, its directors, and ZelnickMedia LLC (“Zelnick”) were named as defendants in a putative class action complaint, captioned Teitelbaum v. Diamond., et al., C.A. No. 5604, filed in the Court of Chancery of the State of Delaware. On July 8, 2010, a second lawsuit was filed in the Court of Chancery of the State of Delaware, captioned City of Livonia Employees Retirement System v. Diamond, et al., C.A. No. 5626. This lawsuit also named as defendants Alloy Media Holdings, L.L.C., Lexington Merger Sub Inc., Natixis Caspian Private Equity, LLC, Rosemont Solebury Co-Investment Fund, L.P. and Genspring Family Offices, LLC. On July 26, 2010, the actions were consolidated under the caption In re Alloy, Inc. Shareholder Litigation, C.A. No. 5626. On August 9, 2010, plaintiffs filed an amended complaint, purportedly on behalf of a class of stockholders, alleging that the intrinsic value of Alloy common stock is materially in excess of the amount offered for those securities in the merger and that our directors breached their fiduciary duties by agreeing to the merger price, thereby depriving plaintiffs of the opportunity to realize any increase in the value of Alloy stock. The amended complaint also alleges that the Preliminary Proxy omits material information concerning the merger and is materially misleading. The amended complaint further alleges that Zelnick, Parent, Merger Sub and the other additional defendants named therein, aided and abetted the supposed breaches of fiduciary duty by our directors. The action seeks injunctive and other equitable relief, damages, fees and costs. Simultaneously with filing their amended complaint, plaintiffs filed a motion for expedited proceedings, seeking an order setting a schedule for expedited discovery and a hearing on their application for injunctive relief prior to the shareholder meeting. On August 25, 2010, the court denied plaintiffs’ motion. On August 27, 2010, defendants filed motions to dismiss the amended complaint and to stay discovery pending resolution of the motions to dismiss. The Company believes that the claims asserted in the lawsuits are without merit.

The Company is involved in additional legal proceedings that have arisen in the ordinary course of business. The Company believes that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial condition or operating results.

Item 1A.	Risk Factors

Due to the proposed Merger transaction and the related diversion of our management’s attention from the operation of our business, our business and results of operations may be adversely affected.

As described in the Company’s Form 8-K, filed with the SEC on June 28, 2010 and preliminary proxy statement filed August 30, 2010, we have entered into the Merger Agreement, which, subject to stockholder approval and various other conditions, would result in our being acquired by an investment group. As a result of the proposed Merger transaction, our management and board of directors have spent and will continue to spend a significant amount of time on the proposed Merger transaction and the Company has incurred associated expenses of approximately of $1,055. Our business and operating results may suffer due to the diversion of management’s attention, and expenses, and if the Merger is not consummated these costs may have a material impact on our financial results.

If the proposed Merger is not completed and we are not otherwise acquired, our business could be harmed and our stock price could decline.

The consummation of the Merger is conditioned upon, among other things, the adoption of a Merger Agreement by our stockholders, regulatory approvals and other customary closing conditions. Therefore the Merger may not be completed or may not be completed in a timely manner. If the Merger Agreement is terminated and there are no other bidders for the Company, the market price of our common stock will likely decline, and, as noted above, our business may have been adversely affected due to the diversion of management’s attention from the operations of our business. Our stock price may decline as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger prior to its closing that will not be recovered if the Merger is not completed. In addition, our employees may be concerned due to the possibility that any party that acquires the Company may make personnel changes or eliminate employees. This could result in our employees seeking opportunities with other employers. If we lose employees due to the fact that we may be acquired, we may have difficulty rehiring or replacing those workers if we are not acquired, which would adversely affect our operations.

If the proposed Merger is not completed or we are not otherwise acquired, we may have to consider other strategic alternatives, including the possible sale of certain of our lines of business.

Our board of directors may have to consider other strategic alternatives, including the possible sale of certain of our lines of business, if the proposed Merger is not completed or we are not otherwise acquired. If the proposed Merger is not completed, our board of directors will review and consider various alternatives available to the Company, including, among others, maintaining the status quo, returning capital to stockholders, divesting certain non-core assets to focus on the media segment, seeking a minority investment from a strategic or financial partner or attempting to implement a sale of the Company with either a financial or strategic buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, the risk we may be unable to consummate any such alternative transaction, valuation issues, more limited access to capital, and other variables which may adversely affect our operations. To the extent the Company divests certain businesses in order to focus on its media and entertainment sectors, the Company will face various challenges associated with both dramatically reducing the scope of, and restructuring, its businesses. Additionally, as a much smaller company following any restructuring, the Company would likely be unattractive and uneconomic as a public company and would continue to lack any institutional coverage by securities analysts. Our business and operating results may suffer due to any restructuring transactions and our business and operating results may suffer due to diversion of management’s attention.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire the Company prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that make it difficult for the Company to entertain a third-party proposal for an acquisition of the Company. These provisions include the general prohibition on Alloy’s soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that Alloy pay a termination fee of $3,900 to Alloy Media Holdings, L.L.C. if the Merger Agreement is terminated in specified circumstances.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, even one that may be deemed of greater value than the proposed Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Failure to complete the proposed Merger could negatively impact our business, financial condition, results of operations or stock price.

The completion of the proposed Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the proposed Merger will be satisfied or that the proposed Merger will otherwise occur. If the proposed Merger is not completed, we will be subject to several risks, including:

•

the current price of our common stock may reflect a market assumption that the proposed Merger will occur, meaning that a failure to complete the proposed Merger could result in a decline in the price of our common stock;

•

we may be required to pay a termination fee of $3,900 and reimbursement expenses up to $2,500 to Alloy Media Holdings, L.L.C. if the Merger Agreement is terminated under certain circumstances which would negatively affect our liquidity;

•	we expect to incur substantial transaction costs in connection with the proposed Merger whether or not the proposed Merger is completed;

•	we would not realize any of the anticipated benefits of having completed the proposed Merger; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed Merger, which restrictions could adversely affect our ability to realize certain of our business strategies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of fiscal 2010, we did not purchase any shares under the Company’s stock repurchase program. At July 31, 2010, we had an unused authorization of approximately $3,005.

The following table provides information with respect to purchases by the Company of shares of its common stock during the second quarter of fiscal 2010:

(Amounts in thousands, except per share amounts)

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month of:

May-10	—		$—	—	$3,005

June-10	—		$—	—	3,005

July-10	1	(1)	$9.50	—	3,005

Total	1			—	$3,005

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
Joseph D. Frehe
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date:	September 9, 2010

EXHIBIT INDEX

EXHIBIT NUMBER

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Certification of Matthew C. Diamond, Chief Executive Officer, dated September 9, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph D. Frehe, Chief Financial Officer, dated September 9, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.